Form 10QSB
period 1999-09-30
CAVION TECHNOLOGIES INC
filed 1999-12-13
CIK 1081938

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended                  Commission File No. 0-23866
 September 30, 1999

                         CAVION TECHNOLOGIES, INC.
    (Exact name of Small Business Issuer as specified in its charter.)

     Colorado                                84-1472763
      --------                              -----------
(State of Incorporation)        (I.R.S. Employer Identification No.)

                       7475 Dakin Street, Suite 607
                          Denver, Colorado  80221
                          -----------------------
                 (Address of Principal Executive Offices)

                              (303) 657-8212
                              --------------
                        (Issuer's telephone number)


           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [  ]        No  [X]


          The number of shares outstanding of each of the issuer's classes of common stock, as of December 9, 1999:

Class of Securities                    Outstanding Securities
 ------------------                    ----------------------
 $.0001 par value                        4,696,826  shares
 Class A Common Stock

  $.0001 par value                         28,648 shares
Class B Common Stock
                         CAVION TECHNOLOGIES, INC.
                            (d/b/a cavion.com)

                                   INDEX
                                   -----

                                                                      Page
                                                                      ----

Part I.   Financial Information

   Item 1.  Unaudited Financial Statements:
      Cavion Technologies, Inc. (Formerly Network
       Acquisitions, Inc.)
         Balance Sheets as of September 30, 1999 and
         December 31, 1998                                               3
         Statements of Operations for the three months and nine
            months ended September 30, 1999 and the period from
            inception (August 18, 1998) to September 30, 1998            5
         Statements of Cash Flows for the nine months ended
            September 30, 1999 and the period from inception
            (August 18, 1998) to September 30, 1998                      6
      LanXtra, Inc. (Formerly Cavion Technologies, Inc. and
       Sigmacom Corporation)
         Statements of Operations for the three months and nine
            months ended September 30, 1998 (Unaudited)                  8
         Statements of Cash Flows for the nine months ended
            September 30, 1998                                           9
      Notes to Financial Statements                                     10

   Item 2.  Management's Discussion and Analysis of Financial
               Conditions and Results of Operations                     21

Part II. Other Information

   Item 1   Legal Proceedings                                           31

   Item 2   Changes in Securities and Use of Proceeds                   31

   Item 3   Defaults Upon Senior Securities                             31

   Item 4   Submission of Matters to a Vote of Security Holders         31

   Item 5   Other Information                                           31

   Item 6   Exhibits and Reports on Form 8-K                            31

Signatures

                      -------------------------------

This report contains forward-looking statements within the meaning of
Section 221E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results," which my cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                               Page 1 of 2
                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                   (Formerly Network Acquisitions, Inc.)

                              BALANCE SHEETS
                              --------------
                                (UNAUDITED)

                 ASSETS                     September 30,   December 31,
                 ------                          1999           1998
                                            -------------   ------------

CURRENT ASSETS:
  Cash and cash equivalents                   $  249,217     $   19,735
  Accounts receivable                             43,709           -
  Prepaid assets                                  80,529           -
  Inventories                                      5,832           -
  Deferred offering costs                        458,883           -
                                              ----------     ----------
        Total current assets                     838,170         19,735
                                              ----------     ----------

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                          19,634          -
  Furniture and fixtures                          42,970          -
  Network equipment and licensed
    software                                     465,440          -
                                              ----------     ----------
                                                 528,044          -
  Less - Accumulated depreciation               (79,282)           -
                                              ----------     ----------
        Property and equipment, net              448,762          -
                                              ----------     ----------

DEBT ISSUANCE COSTS, net of
  accumulated amortization of
  $76,761, and $4,232, respectively               16,902         49,412

DEPOSIT FOR LETTER OF CREDIT                      20,000          -

DEFERRED LANXTRA ACQUISITION
  COSTS                                             -         2,204,814

GOODWILL AND OTHER INTANGIBLE
  ASSETS, net of accumulated amortization
    of $635,369 and $0, respectively           4,129,899           -

OTHER ASSETS                                      51,599          -
                                              ----------     ----------
TOTAL ASSETS                                  $5,505,332     $2,273,961
                                              ==========     ==========

              The accompanying notes to financial statements
               are an integral part of these balance sheets.




                                                               Page 2 of 2
                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )

                              BALANCE SHEETS
                              --------------
                                (UNAUDITED)


  LIABILITIES AND STOCKHOLDERS' EQUITY      September 30,   December 31,
  ------------------------------------           1999           1998
                                            -------------   ------------

CURRENT LIABILITIES:
  Accounts payable                            $  571,981     $     -
  Accrued liabilities                            351,928         31,185
  Accrued interest                                92,148          2,116
  Deferred revenue and deposits                  363,532           -
  Deferred revenue - license agreements          300,000           -
  Related party collateralized loans              13,152           -
  Current portion of capital lease
    obligations                                   44,824           -
  Notes payable to stockholders                  300,000           -
  Bridge loan                                    283,437           -
  Revolving line of credit                       600,000           -
                                              ----------     ----------

        Total current liabilities              2,921,002         33,301
                                              ----------     ----------
LONG-TERM LIABILITIES:
  Capital lease obligations                       51,513           -
  Notes payable                                  451,165        252,833
                                              ----------     ----------
        Total long-term liabilities              502,678        252,833
                                              ----------     ----------

PUTABLE CLASS B COMMON STOCK: 30,000
  shares authorized; 28,648, and 0 shares
  issued and outstanding, respectively
  (stated at accreted value; total
  redemption value of $200,536)                  196,577           -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred
    Stock; $.0001 par value, 10,000,000
    shares authorized; 700,000 and 0
    issued and outstanding,
    respectively (liquidation value of
    $4,200,000 and $0)                         1,848,000           -

  Class A Common Stock; $.0001 par
    value, 19,970,000 shares authorized;
    2,706,326 and 2,625,356 issued and
    outstanding, respectively                        271            263

  Warrants                                        33,127         13,284
  Additional paid-in capital                   3,188,765      2,010,224
  Accumulated deficit                         (3,185,088)      (35,944)
                                              ----------     ----------

        Total stockholders' equity             1,885,075      1,987,827
                                              ----------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $5,505,332     $ 2,273,961
                                              ==========     ===========

              The accompanying notes to financial statements
               are an integral part of these balance sheets.




                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )

                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (UNAUDITED)

                                                              Period from
                                                               Inception
                                 Three Months   Nine Months   (August 18,
                                    Ended          Ended        1998) to
                                September 30,  September 30,  December 31,
                                     1999           1999          1998
                                -------------  -------------  ------------

REVENUE:
  Network access and
    connectivity fees            $    123,128   $    273,335   $     -
  Installation services                52,256        103,481         -
  Software licensing fees               4,092          7,993         -
                                 ------------   ------------   ----------
        Total revenue                 179,476        384,809         -
                                 ------------   ------------   ----------

COST OF REVENUE:
  Network access and
    connectivity                       79,369        179,303         -
  Installation services                70,481        104,164         -
                                 ------------   ------------   ----------
        Total cost of revenue         149,850        283,467         -
                                 ------------   ------------   ----------
        Gross profit                   29,626        101,342         -
                                 ------------   ------------   ----------
OPERATING EXPENSES:
  Selling and marketing               544,270        957,590         -
  General and administrative          237,137        886,896        6,877
  Research and development            161,872        323,960         -
  Amortization of goodwill            240,860        635,370         -
                                 ------------   ------------   ----------
        Total operating
          expenses                  1,184,139      2,803,816        6,877
                                 ------------   ------------   ----------
LOSS FROM OPERATIONS              (1,154,513)    (2,702,474)      (6,877)

INTEREST EXPENSE                    (167,835)      (391,966)     (29,067)
                                 ------------   ------------   ----------
NET LOSS                         $(1,322,348)   $(3,094,440)   $ (35,944)
                                 ============   ============   ==========

NET LOSS APPLICABLE TO
  COMMON SHAREHOLDERS:
    Net loss                     $(1,322,348)   $(3,094,440)   $ (35,944)
    Dividends, convertible
      preferred stock                (26,250)       (54,704)         -
                                 ------------   ------------   ----------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (1,348,598)    (3,149,144)   $ (35,944)
                                 ============   =============  ==========

BASIC AND DILUTED NET LOSS
  PER SHARE                      $       (.50)  $      (1.12)  $    (0.02)
                                 ============   =============  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING -
  BASIC AND DILUTED                 2,706,326      2,806,287    2,078,170
                                 ============   ============   ==========

              The accompanying notes to financial statements
                 are an integral part of these statements.





                                                               Page 1 of 2
                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                   (Formerly Network Acquisitions, Inc.)

                         STATEMENTS OF CASH FLOWS
                         ------------------------
                                (UNAUDITED)

                                                              Period from
                                                               Inception
                                 Three Months   Nine Months   (August 18,
                                    Ended          Ended        1998) to
                                September 30,  September 30,  December 31,
                                     1999           1999          1998
                                -------------  -------------  ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                       $(1,322,348)   $(3,094,440)   $ (35,944)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities-
      Depreciation and
        amortization                  276,945        722,522         -
      Accretion of debt
        discount                      140,260        267,162       16,608
      Accretion of putable
        stock                          11,880         29,380        4,232
  Change in operating assets
    and liabilities-
      Accounts receivable            (17,507)       (27,251)         -
      Prepaids and inventories       (17,480)       (47,409)         -
      Other assets                   (40,301)       (29,784)         -
      Accounts payable                186,252        286,372         -
      Accrued liabilities              52,220        144,382        2,116
      Deferred revenue                420,567        448,820         -
                                 ------------   ------------   ----------
        Net cash used in
          operating
          activities                (309,512)    (1,300,246)     (12,988)
                                 ------------   ------------   ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of property
      and equipment                  (46,205)      (133,220)         -
    Acquisition of LanXtra               -              -       (335,000)
                                 ------------   ------------   ----------
        Net cash used in
          investing
          activities                 (46,205)      (133,220)    (335,000)
                                 ------------   ------------   ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from notes
      payable                         300,000        400,000      370,000
    Repurchases of common
      stock                              -              (31)         -
    Proceeds from issuance
      of Common Stock                    -               178        6,898
    Proceeds from issuance of
      Series A Preferred Stock           -         2,100,000         -
    Series A Preferred Stock
      offering costs                     -         (252,000)         -
    Payment of debt issuance
      costs                          (31,045)       (67,612)      (9,175)
    Principal payments on
      capital leases                 (10,067)       (32,454)         -
    Deferred offering costs          (86,585)      (458,883)         -
    Payment of dividends             (26,250)       (26,250)         -
                                 ------------   ------------   ----------
        Net cash provided
          by financing
          activities                  146,053      1,662,948      367,723
                                 ------------   ------------   ----------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS         (209,664)        229,482       19,735

CASH AND CASH EQUIVALENTS,
  beginning of period                 458,881         19,735         -
                                 ------------   ------------   ----------

CASH AND CASH EQUIVALENTS,
  end of period                  $    249,217   $    249,217   $   19,735
                                 ============   ============   ==========

              The accompanying notes to financial statements
                 are an integral part of these statements.



                                                               Page 2 of 2
                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                   (Formerly Network Acquisitions, Inc.)

                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                                              Period from
                                                               Inception
                                 Three Months   Nine Months   (August 18,
                                    Ended          Ended        1998) to
                                September 30,  September 30,  December 31,
                                     1999           1999          1998
                                -------------  -------------  ------------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

Cash paid for interest           $     34,814   $     98,992   $    6,111
                                 ============   ============   ==========

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH FINANCING
  ACTIVITIES:

Value of warrants to purchase
  common stock issued to
  placement agent in
  conjunction with bridge
  loan                           $     33,127   $     33,127   $     -
                                 ============   ============   ==========
Accrued dividends                $     26,250   $     26,250   $     -
                                 ============   ============   ==========
Property acquired with
  capital leases                 $       -      $     63,804   $    =
                                 ============   ============   ==========
Value of warrants to purchase
  common stock issued to
  note holders                   $       -      $     35,885   $  133,775
                                 ============   ============   ==========
Value of warrants to purchase
  common stock issued to
  Selling Agent                  $       -      $      3,590   $   13,284
                                 ============   ============   ==========
Debt issuance costs included
  in accrued liabilities         $       -      $       -      $   31,185
                                 ============   ============   ==========
Estimated value of shares
  issued to LanXtra
  management shareholders        $       -      $       -      $1,876,068
                                 ============   ============   ==========

              The accompanying notes to financial statements
                 are an integral part of these statements.



                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )

                         STATEMENTS OF OPERATIONS
                         ------------------------
                                (UNAUDITED)
                                -----------

                                             Three Months   Nine Months
                                                Ended          Ended
                                            September 30,  September 30,
                                                 1998           1998
                                            -------------  -------------

REVENUE:
  Network access and connectivity fees        $   30,513     $   102,970
  Installation services                           19,468          38,695
  Software licensing fees                          1,060           2,297
                                              ----------     -----------
    Total revenue                                 51,041         143,962
                                              ----------     -----------
COST OF REVENUE:
  Network access and connectivity                 28,334          94,732
  Installation services                           16,523          34,522
                                              ----------     -----------
    Total cost of revenue                         44,857         129,254
                                              ----------     -----------
    Gross profit                                   6,184          14,708
                                              ----------     -----------
OPERATING EXPENSES:
  General and administrative                     206,456         555,415
  Research and development                        72,343         192,520
                                              ----------     -----------
    Total operating expenses                     278,799         747,935
                                              ----------     -----------
LOSS FROM OPERATIONS                           (272,615)       (733,227)

INTEREST EXPENSE                               (245,161)       (628,734)

OTHER INCOME (LOSS)                             (20,986)            -
                                              ----------     -----------
NET LOSS                                      $(538,762)     $(1,361,961)
                                              ==========     ===========

BASIC AND DILUTED NET LOSS PER SHARE          $    (2.00)    $    (5.40)
                                              ==========     ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                256,464         256,464
                                              ==========      ==========



                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )

                          STATEMENT OF CASH FLOWS
                          -----------------------
                                (UNAUDITED)
                                ----------

                                                  Nine Months Ended
                                                    September 30,
                                                         1998
                                                  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,386,961)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization                        46,501
      Accretion of putable stock                          577,500
      Accretion of loan discounts                         133,067

  Change in operating assets and liabilities-
      Accounts receivable                                  76,911
      Prepaids and inventories                           (41,182)
      Other assets                                        (1,169)
      Accounts payable                                     43,161
      Accrued liabilities                                  32,589
      Deferred revenue                                     48,094
                                                     ------------
        Net cash used in operating activities           (471,489)
                                                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (56,071)
                                                     ------------
      Net cash used in investing activities              (56,071)
                                                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      286
  Proceeds from related party loans                       260,000
  Proceeds from notes payable                              35,000
  Payments on related party loans                        (61,780)
  Payment on capital lease obligations                   (20,584)
                                                     ------------
      Net cash provided by financing activities           212,922
                                                     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (314,638)

CASH AND CASH EQUIVALENTS, beginning of period            350,443
                                                     ------------
CASH AND CASH EQUIVALENTS, end of period             $     35,805
                                                     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:                $     16,881
                                                     ============
    Property acquired with capital leases
    Putable common stock issued in
      conjunction with stockholder notes             $    200,536
                                                     ============
    Cash paid for interest                           $     66,703
                                                     ============



                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                   (Formerly Network Acquisitions, Inc.)


                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
             ------------------------------------------------

              FOR THE PERIOD FROM INCEPTION (AUGUST 18, 1998
              ----------------------------------------------

                           TO DECEMBER 31, 1998
                           --------------------



(1)  DESCRIPTION OF BUSINESS
     -----------------------

     Organization
     ------------

The Company was incorporated in Colorado on August 18, 1998 as Network Acquisitions, Inc. to acquire the assets of Cavion Technologies, Inc., now known as LanXtra, Inc. ("LanXtra"), which was engaged in providing internet, intranet, and extranet services to the credit union industry.
On February 1, 1999, the Company acquired the business of LanXtra, and the Company changed its name to Cavion Technologies, Inc., doing business as cavion.com.

Prior to funds raised in an Initial Public Offering, effective October 29, 1999, the Company financed its operations through a private placement of its 15% notes, which were offered commencing on October 20, 1998 (the "Offering"), the sale of Series A Preferred Stock and funding through a Bridge Loan. The Company advanced a portion of the proceeds from the Offering to LanXtra in anticipation of the acquisition of LanXtra.
Through December 31, 1998, the Company had raised $370,000 in the private placement and had advanced LanXtra a total of $335,000 under an agreement dated September 14, 1998. In the Initial Public Offering, the Company issued 1,200,000 shares of Class A common stock for $6.50 per share raising net proceeds, after offering costs, of $6,279,000. In addition, in November 1999, the representative of the underwriters exercised a portion of their overallotments option, resulting in additional gross proceeds of approximately $588,000 (See note 9).

     Purchase of LanXtra's Assets, Liabilities and Operations
     --------------------------------------------------------

In August 1998, the Company signed a letter of intent to purchase LanXtra's business. In December 1998, the Company signed an Asset Purchase Agreement (the "Purchase Agreement") with LanXtra to purchase substantially all the assets of LanXtra in exchange for approximately 375,214 shares and 28,648 shares of the Company's Class A and B common stock, respectively, and the assumption by the Company of certain liabilities of LanXtra. The number of Class A common stock shares issued to LanXtra represented approximately 12% of the Company's equity interest at the time of the purchase agreement. The Purchase Agreement was consummated on February 1, 1999 and the Company assumed the operations of LanXtra on that date. Upon consummation, significant modifications were made to LanXtra's capital structure. On December 21, 1998, the Company issued 625,356 shares to certain shareholders of LanXtra who could continue as management of the Company. One of these shareholders held directly and through irrevocable proxies sufficient voting shares to approve the transaction. The shares are non-forfeitable and not contingent upon the management's continued employment with the Company. As a result, the shares have been considered additional purchase consideration and are recorded at their estimated fair value of $3 per share.

The estimated fair value of assets acquired, liabilities assumed, and consideration issued in the transaction with LanXtra are as follows:


     Consideration:
       Class A common stock                       $3,001,710
       Class B common stock                          167,197
       Cash                                          338,735
                                                  ----------
                                                   3,507,642

     Add:  Net liabilities (assets) assumed:
       Working capital deficit assumed               706,044
       Property and equipment                      (331,020)
       Borrowings assumed                            924,417
       Other assets                                 (41,815)
                                                  ----------
     Goodwill and other intangible assets         $4,765,268
                                                  ==========

The Company has recorded the fair value of its stock issued to LanXtra at $3 per share based principally upon its private placement of Series A Preferred Stock completed in February 1999. The transaction with LanXtra resulted in approximately $4,760,000 of intangible assets (primarily technology, customer lists and goodwill). These intangible assets will be amortized over five years. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from February 1, 1999. Because the business now operated by the Company has never been profitable, and due to the other risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Interim Financial Statements (Unaudited)
     ----------------------------------------

The interim financial statements of the Company as of and for the nine months ended September 30, 1999, and the financial statements of LanXtra for the three and nine months ended September 30, 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim period is not necessarily indicative of the results of the entire year.

     Use of Estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents
     -------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Concentration of Credit Risk
     ----------------------------

Financial instruments which subject the Company to concentrations of credit risk are accounts receivable and cash equivalents. The Company's receivables are concentrated among credit unions. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. Additionally, the Company manages a portion of its credit risk by billing certain services in advance. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other hedging arrangements. The Company's cash balances are maintained in demand deposits at financial institutions that the Company believes to be creditworthy.

     Fair Value of Financial Instruments
     -----------------------------------

The Company's financial instruments consist of cash, accounts receivable, short-term trade payables, putable common stock and borrowings. The carrying values of the instruments acquired from LanXtra approximate the fair value placed upon them on February 1, 1999, in connection with their assumption. Fair values were principally determined by discounting expected future cash flows at a market cost of debt. The fair value of the Company's other borrowings approximates their carrying values based upon current market rates of interest.

     Property and Equipment
     ----------------------

Property and equipment acquired from LanXtra was recorded at its estimated fair value. Additions are recorded at cost. Property and equipment are depreciated using the straight-line method over the lesser of the lease term or their estimated lives as follows:

          Furniture and fixtures                     7 years
          Computer equipment                     3 - 5 years
          Licensed software                          3 years
          Leasehold improvements           Life of the lease

     Impairment of Long-Lived Assets
     -------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived assets. The acquisition of LanXtra generated approximately $4,760,000 of intangible assets which are continuously reviewed by the Company for impairments.

     Deferred Offering Costs
     -----------------------

The Company has recorded deferred offering costs totaling $458,883 at September 30, 1999. Such costs represent legal and other professional fees incurred related to the Company's proposed initial public offering. Such costs were offset against the initial public offering proceeds upon the consummation of the offering on October 29, 1999 (see Note 9).

     Accrued Liabilities
     -------------------

Accrued liabilities consist of the following:

                                            September 30,   December 31,
                                                 1999           1998
                                            -------------   ------------
                                             (unaudited)

     Accrued vendor payable                   $   78,673     $     -
     Accrued professional fees                   172,620          -
     Accrued wages and other liabilities         100,635         31,185
                                              ----------     ----------
          Total accrued liabilities           $  351,928     $   31,185
                                              ==========     ==========


     Income Taxes
     ------------

A current provision for income taxes is recorded for actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred income tax assets and liabilities are recorded for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets are recognized for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

     Net Loss Per Share
     ------------------

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of both basic and diluted earnings (loss) per share. Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Weighted average common shares excludes 28,648 shares of putable Class B common stock as an assumed cash settlement is more dilutive. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has also excluded the weighted average effect of common stock issuable upon exercise of all warrants, options and convertible preferred stock from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for the periods presented. The shares excluded related to outstanding options, warrants and convertible preferred stock (without regard to the treasury stock method) at December 31, 1998 were 1,075,000 and 4,440, respectively.

     Stock Based Compensation
     ------------------------

The Company accounts for its employee stock option plan and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

     Revenue Recognition
     -------------------

The Company generates revenue from three sources: (1) service revenue for the installation of internet access equipment at customer sites, (2) software license fees, and (3) recurring monthly network access and connectivity fees. Service revenue is recognized as the services are performed. Software license arrangements typically provide for enhancements over the term of the arrangement, and software license fees are generally received in advance, deferred and recognized ratably over the term of the arrangement. Network access and connectivity fees are typically billed in advance and recognized in the month that the access/connectivity is provided.

     Software Development Costs
     --------------------------

The Company capitalizes software development costs when a software product is determined to be technologically feasible. The Company's software products are deemed to be technologically feasible at the point the Company commences field testing of the software. The period from field testing to general customer release of the software has been brief and the costs incurred during this period were insignificant. Accordingly, the Company has not capitalized any qualifying software development costs.

     Comprehensive Income
     --------------------

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From inception through September 30, 1999, there have been no differences between the Company's comprehensive loss and its net loss.

     Segment Information
     -------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company believes it has one reportable segment.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

          Statement of Financial Accounting Standards No. 133
          ---------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" ("SFAS No 134"). SFAS No. 134 requires the Company to adopt SFAS No. 133 for all quarters in the year ended December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

(3)  BORROWINGS
     ----------

The Company's borrowings at September 30, 1999 and December 31, 1998, consisted of the following:

                            September 30, 1999      December 31, 1998
                          ----------------------  ----------------------

                                      Unamortized            Unamortized
                           Face Value   Discount  Face Value   Discount
                           ---------- ----------- ---------- -----------

*Bridge Loan               $  300,000  $   -       $   -      $     -
 Notes payable                470,000  (18,835)     370,000    (117,167)
*Revolving line of
   credit                     600,000      -           -            -
*Notes payable to
   stockholders               300,000      -           -            -
*Related party
   collateralized loans        13,410     (258)        -            -
                           ----------  --------    --------   ----------
                           $1,683,410  $(19,093)   $370,000   $(117,167)
                           ==========  ========    ========   ==========

*The entire amount of borrowings that mature in 1999 were paid in full after the Initial Public Offering.

     Bridge Loan
     -----------

In August 1999, the Company raised $300,000 through Neidiger, Tucker, Bruner, Inc. and First Capital Investments, Inc. (the "Placement Agents"). The bridge loan bears interest at 14% and matures upon the earlier of the closing of Company's Initial Public Offering or one year from the date of the note. The loan was paid in full upon closing of the Initial Public Offering (see Note 9). First Capital Investment, Inc., ("FCI"), is a related party through its substantial ownership of the Company's common stock.

At the closing date, the notes were discounted to reflect their fair value net of the value of the warrants issued to the note holders. The discount is being amortized as interest expense over the estimated term of the notes. Debt issuance costs in the amount of $31,045 were paid in conjunction with the Initial Public Offering and are also being amortized as interest expense over the estimated term of the notes.

Note Payable
------------

Beginning on October 20, 1998, the Company offered through its officers, directors and FCI (the "Selling Agent"), up to $2,000,000 of 15% secured notes due October 19, 2000 (the "Notes") along with warrants to purchase Class A common stock (the "Warrants"). At December 31, 1998, the Company had raised $370,000 through the Offering. The Company raised a total of $470,000 as of March 31, 1999 and the Offering closed on February 8, 1999.

The Notes are secured by substantially all of the assets now owned and hereafter acquired by the Company, including the assets acquired from LanXtra in February 1999. There is no pre-payment penalty.

In connection with the Offering, the Company granted note holders warrants to purchase 1,200 shares of the Company's Class A common stock for every $10,000 of Notes Payable purchased. Accordingly, at December 31, 1998, the Company had issued warrants for 44,400 shares, and in February 1999, issued warrants for an additional 12,000 shares. Such warrants had an exercise price of $0.01 per share. These detachable warrants were valued at a total of $169,660 utilizing the Black-Scholes option pricing model, assuming a volatility factor of 70%, a risk free interest rate of 4.31% and a fair market value of the underlying common stock of $3 per share. All warrants were exercised in early 1999.

     Revolving Line of Credit
     ------------------------

As part of the Purchase Agreement, a $600,000 Revolving Line of Credit was assumed by the Company. The maturity date of the line of credit was extended to December 31, 1999 and interest accrues at a rate equal to the Bank's reference rate plus 1.5% (9.75% and 9.25% at September 30, 1999 and December 31, 1998, respectively). The Revolving Line of Credit is collateralized by letters of credit issued by the Company and certain LanXtra stockholders as well as by agreements among certain LanXtra stockholders. No additional amounts may be drawn upon the line of credit. The Line of Credit was paid in full and cancelled after the Initial Public Offering proceeds were received (see Note 9), and the corresponding collateralized letters of credit were released.

     Notes Payable to Stockholders
     -----------------------------

The Company assumed notes payable to certain LanXtra stockholders as part of the Purchase Agreement. The maturity date on these notes was extended to the date on which Cavion obtains 100 credit union customers (the "100 Credit Union Date"). Management believes the 100 Credit Union Date will be reached on or before December 31, 1999. In addition, interest terms were amended such that no interest will accrue for the remaining term of the notes payable. At the acquisition date, the notes were discounted to reflect their fair value. The discount is being amortized as interest expense over the remaining estimated term of the notes. The notes payable to stockholders were repaid in full after the Initial Public Offering proceeds were received (see Note 9).

As additional consideration for shareholder notes with a face value of $240,000, LanXtra issued 28,648 shares of its putable common stock. These putable shares were exchanged for 28,648 shares of the Company's Class B putable common stock. The Lenders have the right to sell these shares back to the Company for a purchase price of $7 per share, 30 days after the 100 Credit Union Date is reached, or can convert these shares into equivalent shares of Class A common stock. As a result of this transaction, the Class B shares have been recorded at their estimated fair value of $167,197. The difference between this amount and the put value is being accreted as interest expense over the estimated term of the notes.

     Related Party Collateralized Loans
     ----------------------------------

The Company also assumed certain factoring agreements (the "Agreements") with management and a stockholder of the Company as part of the Purchase Agreement. The interest terms were amended such that no interest will be accrued for the remaining term of the loans and the maturity of these loans was extended to the 100 Credit Union Date. The related party collateralized loans were paid in full after the Initial Public Offering proceeds were received (see Note 9) and cancelled.

Maturities of Borrowings
------------------------

The maturities of the Company's borrowings as of September 31, 1999 are as follows:

          1999                                   $1,213,410*
          2000                                       470,000
                                                  ----------
                                                   1,683,410
          Less-debt discounts                       (18,577)
                                                  ----------
                                                  $1,664,833
                                                  ==========

*The entire amount of borrowing that mature in 1999 were paid in full after the Initial Public Offering.


(4)  RELATED PARTY TRANSACTIONS
     --------------------------

     MoneyLine America, LLC
     ----------------------

In August 1999, the Company entered into an agreement with MoneyLine America, LLC, ("MoneyLine Agreement"), which provides that the Company will receive payments under an agreement with MoneyLine to provide on-line mortgage lending services for credit unions and their members through the Company's network. This agreement calls for a minimum annual payments to us of $300,000 in the first year, beginning September 1999, escalating to $1,000,000 in years six through ten, provided the Company has at least 1,500 credit unions, or 12% of the U.S. credit unions on our network by the end of year three. The amounts received are reflected as deferred revenue - license agreements in the accompanying balance sheets. Fifty percent of MoneyLine America is owned by Boutine Capital, LLC, a principal shareholder of the Company.

(5)  CAPITAL LEASE OBLIGATIONS
     -------------------------

The Company assumed several capital lease agreements related to computers and various office equipment in conjunction with the Purchase Agreement. The Company has also entered into additional capital lease agreements during the nine months ended September 30, 1999. The capital leases have terms ranging from 24 to 36 months with interest rates ranging between 9% and 20.3%.

As of September 30, 1999, the present value of future minimum lease payments are as follows:

          Period ending September 30,
            2000                                    $ 44,824
            2001                                      51,100
            2002                                      11,060
                                                    --------
                                                     106,984
          Less: amounts representing interest       (10,647)
                                                    --------
                                                      96,337
          Less: current portion                     (44,824)
                                                    --------
          Long-term capital lease obligation        $ 51,513
                                                    ========

The net book value of assets under capital lease obligations as of September 30,1999 was approximately $92,000.

(6)  STOCKHOLDERS' EQUITY
     --------------------

The Company is authorized to issue 20,000,000 shares of common stock, par value $.0001 per share. The common stock is segregated into two classes; Class A and Class B. Of the 20,000,000 shares of common stock, 19,970,000 are designated as Class A and 30,000 are designated as Class B.

     Class A Common Stock
     --------------------
At September 30, 1999, 2,706,326 shares of Class A common stock were issued and outstanding. Two million shares were issued for consideration of $.0001 per share (par value). Certain LanXtra shareholders and management were issued 625,356 shares for cash consideration of $.01 per share. The estimated fair value assigned to these shares was $3 per share which is consistent with the value assigned to the 375,214 shares issued to LanXtra in February 1999. The holders of Class A common stock are entitled to one vote for each share held on record on each matter submitted to a vote of shareholders. Cumulative voting for election of directors is not permitted. Holders of Class A common stock have no preemptive rights or rights to convert their Class A common stock into any other securities.

     Class B Common Stock
     --------------------

As of September 30, 1999, there were 28,648 shares of the Class B voting common stock issued and outstanding. These shares were issued in exchange for similar securities of LanXtra as partial consideration for the purchase of LanXtra's business, and are callable by the Company at $7 per share. The holders of Class B common stock have the right to sell the Class B common stock to the Company at $7 per share or convert their shares to equivalent units of Class A common stock at the 100 Credit Union Date. The Class B common stock was authorized so that the Company could exchange its Class B common stock for LanXtra's existing nonvoting putable common stock with similar terms.

     Preferred Stock
     ---------------

In February 1999, the Board of Directors authorized the Company, without further action by the shareholders, to issue 10,000,000 shares of one or more series of preferred stock at a par value of $.0001, all of which is nonvoting. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. In addition, the Company authorized the sale of 700,000 shares of Series A convertible preferred stock in conjunction with a private placement offering of the stock. Each share of the Series A preferred stock is convertible at any time at the holder's option into an equal number of shares of Class A common stock of the Company at a conversion price initially equal to the offering price, which was established at $3 per share. Each share of the Series A preferred stock is automatically convertible into an equal number of Class A shares. In addition, each share of the Series A preferred stock is convertible into Class A shares at the option of the Company beginning on January 1, 2004. The Series A preferred stock will entitle each holder to receive cumulative preferential dividends at the rate of 5% per year, payable in cash or in shares of the Company's Class A common stock quarterly. The Series A preferred stock also entitles the holder to a liquidation preference at a liquidation value which is initially equal to two times the offering price.

The Company sold 700,000 shares of Series A preferred stock at $3 per share, raising proceeds of $2,100,000. All Series A preferred shares were converted to Class A common stock on the effective date of the Initial Public Offering.

     Warrants
     --------

In conjunction with the issuance of the August 1999 Bridge Loan, the Company granted the Bridge Loan holders warrants to purchase 5,000 shares of the Company's Class A common stock for every $50,000 of notes purchased. The warrants are exercisable for a period of five years beginning on the earlier to occur of (i) the closing of the Initial Public Offering or (ii) one year form the date of the warrant. These detachable warrants were valued at a total of $33,127 utilizing the Black-Scholes option pricing model, assuming a volatility factor of 70%, a risk free rate of 6.22% and a fair value of the underlying common stock of $6.75 per share.

The Company issued warrants with the private placements of notes payable in October 1998 which allow the purchase of 1,200 shares of the Company's Class A common stock for every $10,000 of notes payable. The exercise price was $0.01 per share. Originally, the warrant exercise period was for a period of one year beginning on the maturity date of the notes payable. On December 22, 1998, the Company accelerated the exercise period to begin immediately and end one year after each note's issuance date. All holders of warrants at that date elected to immediately exercise their warrants. Warrants for 44,400 shares of Class A common stock were issued and exercised at December 31, 1998. In the nine months ended September 30, 1999, warrants for an additional 12,000 shares of Class A common stock were issued and immediately exercised.

The Company redeemed 17,640 and 44,400 shares of Class A common stock from its existing shareholders for a redemption price of $.0001 per share during the nine-months ended September 30, 1999 and December 31, 1998, respectively. The redeemed shares were reissued in connection with the exercise of the warrants issued to note holders and the Selling Agent (discussed below).

As part of the Selling Agent's compensation, the Company agreed to issue additional warrants for the Company's Class A common stock. The warrants are exercisable at any time during a five-year term at 110% of the price
paid by the holders of the Notes for the Class A common stock.   At
December 31, 1998, the Selling Agent earned the right to purchase 4,440 shares of the Company's Class A common stock at an exercise price of $.011 per share. At September 30, 1999, the Selling Agent earned the right to purchase an additional 1,200 shares under the same terms. The 4,440 warrants outstanding at December 31, 1998, were valued at a total of $13,284 and the additional 1,200 warrants were valued at $3,590, utilizing the Black-Scholes option pricing model assuming a volatility factor of 70%, a risk free interest rate of 4.31% and a fair market value of the underlying shares of $3 per share. The warrants were recorded as debt issuance costs and are being amortized into interest expense over the life of the debt. All such warrants have been exercised.

     Stock Options
     -------------

Effective March 19, 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorizes the issuance of up to 750,000 shares of Class A common stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date. Through September 30, 1999, options for 345,000 shares of Class A common stock have been issued under the Plan. The outstanding stock options have an exercise price of $3.00 per share and vest over various terms with a maximum vesting period of 18 months and expire after a maximum of 10 years.

In March 1999, the Company granted options for 65,000 shares of Class A common stock to non-employees in exchange for services. The fair value of these options on the date of grant was approximately $47,000. Expense related to such options will be recorded over the term the services are provided. The fair value of each non-employee option grant was estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used to calculate the fair value were risk free interest rates of 4.48% to 4.99%, no dividend yields, an expected life of five years and volatility of 100%.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Legal Matters
     -------------

In connection with the Purchase Agreement transaction, a shareholder of LanXtra exercised his rights as a dissenting shareholder. The Company assumed LanXtra's obligation (if any) to this dissenting shareholder. If the shareholder is permitted to pursue his claim in a legal proceeding, LanXtra could be required to pay the shareholder the fair value of his shares immediately before the closing date of the Purchase Agreement. The Company's and LanXtra's management believes that the value paid on account of these shares pursuant to the Purchase Agreement is greater than the amount which the dissenting shareholder could recover under Colorado law. The dissenting shareholder has asserted that the value of his 50,000 LanXtra shares immediately before the closing date of the Purchase Agreement would be approximately $250,000. The ultimate resolution of the matter, which is expected to occur within one year, could result in an obligation to such shareholder. Further, should LanXtra, or Cavion as successor, be required to make a payment to this shareholder, such payment could result in the purchase transaction being treated as a taxable transaction which could subject Cavion to a significant tax liability.

In accordance with the Purchase Agreement, the Company may become legally obligated to satisfy additional liabilities of LanXtra, including liabilities arising on or after the closing date with respect to LanXtra's assets or business. To date, no liabilities other than those identified in the Purchase Agreement have arisen, however, other liabilities could arise in the future. Any such liabilities would be evaluated in the Company's determination of the fair value of liabilities assumed from LanXtra.

The Company is exposed to legal claims arising in the ordinary course of business. In management's opinion, none of the claims currently asserted will result in a material liability or change to earnings.

(8)  ACQUISITION OF LANXTRA BUSINESS
     -------------------------------

As discussed above, the Company acquired the business of LanXtra on February 1, 1999. The following is pro forma operating information. For purposes of the pro forma statement of operations, the transaction was assumed to be consummated on January 1, 1998. Pro forma earnings per share are calculated as if the Purchase Agreement was completed on January 1, 1998 and the related 1,029,218 shares of common stock were issued on that date.

The pro forma statement of operations for the nine months ended September 30, 1998 is as follows:

                                                Pro Forma
                    LanXtra         Cavion     Adjustments   Pro Forma
                  ------------   ------------  -----------  -----------

Revenue           $    143,962   $       -     $    -        $   143,962
Cost of revenue        129,254           -          -            129,254
                  ------------   ------------  ---------     -----------
    Gross profit        14,708           -          -             14,708

Operating
  expenses             747,935           -     714,790 (1)     1,433,545
Nonoperating
  expenses             653,734           -     (438,360)(2)      215,374
                  ------------   ------------  ---------     -----------
  Loss from
    continuing
    operations    $(1,386,961)   $       -     $(276,430)    $(1,634,211)
                  ============   ============  =========     ===========

Unaudited pro
  forma net
  loss from
  continuing
  operations
  per basic
  and diluted
  share                                                            $(.54)
                                                                   =====

Weighted
  average
  shares
  outstanding                                                  3,029,218
                                                               =========

The pro forma statement of operations for the nine months ended September 30, 1999 is as follows:

                                                Pro Forma
                    LanXtra         Cavion     Adjustments   Pro Forma
                  ------------   ------------  -----------  -----------

Revenue           $     37,850   $    384,809  $    -        $   422,659
Cost of revenue         31,898        283,467       -            315,365
                  ------------   ------------  ---------     -----------
    Gross profit         5,952        101,342        -           107,294

Operating
  expenses             213,311      2,803,816  79,421 (1)      3,096,548
Interest expense
  and other             64,069        391,966  (52,932)(2)       403,103
                  ------------   ------------  ---------     ------------
    Net loss      $  (271,428)   $(3,094,440)  $(26,489)     $(3,392,357)
                  ============   ============  =========     ============

Net loss per
  basic share                                                     $(1.22)
                                                                  ======
Weighted
  average
  shares
  outstanding                                                  2,830,600
                                                               =========

     Adjustments
     -----------

(1)  Amortization of goodwill
(2)  Reduction of interest expense to reflect Cavion's capital structure

(9)  SUBSEQUENT EVENTS
     -----------------

     Initial Public Offering
     -----------------------

On October 29, 1999, the Company's public offering became effective. The number of shares offered and sold were 1,200,000, with an underwriter's over allotment option for an additional 180,000 shares. Total gross proceeds of $7,800,000 were raised in the offering and the Company, after offering expenses, netted $6,279,000. In addition, in November 1999, the Company sold additional shares, ("Firm Shares"), to the Representative of the underwriter of 90,500 raising an additional gross proceeds of $approximately $588,000, and netting approximately $513,000. The total number of shares outstanding after the offering was 4,696,826, including the conversion of the 700,000 convertible preferred stock upon the closing of the offering and the additional shares issued to the Representative of the underwriter subsequent to the original offering. In addition, at the closing of the Initial Public Offering, the Company sold warrants to purchase 120,000 shares of the Company's Common Stock to the Representative at the price of 125% of the Initial Public Offering price, or $8.125 per share.

     Convergent Communications Services, Inc.
     ----------------------------------------

Effective October 22, 1999, the Company entered into a five-year agreement with Convergent Communications Services, Inc., ("Convergent"). Under this agreement, Convergent will establish, maintain and support network connectivity between our network and our customers, including providing, equipment, maintenance and related services for the network.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     Cavion.com offers products and services for business to business communications, secure Internet financial products such as online banking and bill paying services, and secure Internet access and services for our customers. We are also building and managing a secure private communications network exclusively for the credit union industry. Our network acts as a communication platform for the delivery of services and information to and from credit unions and related businesses. Our products and services utilize our proprietary software. As of September 30, 1999, 61 credit unions and two credit union leagues had contracted for our services. As of the date of this filing, 80 credit unions, three credit union leagues, one corporate credit union, and two credit union vendors have subscribed to our products and services. Through our e-commerce program, we are planning to launch during the first quarter of 2000 our affinity marketing plan to market third-party products and services to credit union members.

     We market our products and services to credit unions and related entities, such as credit union leagues, that are located in key geographic areas across the United States which have been selected due to their high concentration of credit unions. We intend to focus our marketing efforts on credit unions with $5 million or more in assets, and geographic markets with an average concentration of more than 300 credit unions.

     PRODUCTS AND SERVICES

     We provide numerous products and services to the credit union industry, such as:

     o unions to offer their services to their members via the Internet or an intranet. This network also facilitates business to business communication.

     o Secure Internet financial products, such as transactional banking services, that enable credit union members to view their account and loan balances and to make transfers between accounts, as well as bill paying services which allow credit union members to pay their bills online.

     o Secure Internet access for credit unions, with multiple layers of security features and dedicated connections designed to satisfy credit unions' need for confidential communications and secure transactional processing with one connection.

     o Secure consumer loan application and approval products, with the required secure data feeds for multiple credit bureau.

     o E-commerce services to credit union members, including our Preferred Merchant Programs (i.e. mortgage loan services and retail ISP services), Co-branded Portals (i.e. personal start pages, shopping and travel online) and Web Site Promotion and Traffic Control Tools for vendors (i.e. ad serving, search engine placement, and visitor analysis).

     Our products are priced in a way that permits our credit union customers to offer Internet banking services to their members at a flat monthly rate.

     CREDIT UNION INDUSTRY

     A credit union is a non-profit, cooperative financial institution, owned and controlled by the members who use its services. Credit unions are either state or federally chartered. The Credit Union Membership Access Act of 1998 allows credit unions to solicit new members outside a once-restricted field of membership, and allows credit unions to offer generally the same products and services as other financial institutions such as banks and savings and loan institutions.

     In the United States:

     o there are approximately 12,600 credit unions with combined assets of over $375 billion

     o these 12,600 credit unions service approximately 73 million members

     o approximately 6,100 of these credit unions have assets of over $5 million

     o these larger credit unions service approximately 70 million members and have combined assets of approximately $366 billion

     INTERNET PHENOMENON

     The widespread adoption in recent years of public and private electronic communications networks, including the Internet, intranets and extranets, has impacted the manner in which organizations communicate and conduct business. These advanced networks provide an attractive medium for communications and commerce because of their widespread reach, accessibility, use of open standards and ability to permit interactions on a real-time basis. At the same time, they offer businesses a user-friendly, low-cost way to conduct a wide variety of commercial functions electronically. In March, 1999 Nielsen/NetRatings estimated that the number of online computer users in the United States by the end of March 1999 to have exceeded 95 million or nearly 40% of the U.S. population.

     In recent years, the development of the Internet, intranets and extranets has enabled users of personal computers to access and interact with a broad range of information sources. Financial institutions are rapidly adopting network communications to conduct electronic banking and provide customers with access to their account information. According to International Data Corporation estimates of February, 1999, U.S. banks will spend $326 million on Internet banking technology in 1999 alone, more than double the amount spent in 1998, to accommodate the expected sharp increases in online banking.

     THE INTERNET AND CREDIT UNIONS

     We believe financial institution customers will increasingly demand more convenient and interactive access to financial information and services. Competitive pressures are driving banks and credit unions to increase the quality and cost-effectiveness of such services. New opportunities exist to employ available and emerging technologies to automate and enhance a credit union's interactions with its members.

     Traditionally, credit unions have used trained service representatives to serve as the link between their customers and the information systems that stored and processed the customers' account information. Reliance on people alone to perform service functions is expensive and limits growth. Labor costs tend to grow proportionately with increased demands for service. In addition, the time required to hire and train service personnel limits the speed with which credit unions can respond to customer demand or new competitive service offerings. Our solution is to provide credit unions with network-based technologies that enable their members to serve themselves through automated, interactive access to financial information and services.

     As technologies continue to advance for network-based solutions, financial institutions will be able to deploy increasingly sophisticated network applications. Given its relatively late arrival, online banking is just now beginning to build momentum. A study conducted by Gomez Advisors found that as of the first quarter of 1999, nearly 40% of the top 100 banks in the United States are offering online services. Online Banking Report of January, 1998 estimates that by the end of 2000, 17.5 million households will be using online banking and/or a bill payment application.

     Despite this momentum, the market for Internet based network financial services is new and uncertain. Currently, our products and services have been sold to credit unions located in Colorado and 18 other states. While we are marketing our products and services across the country, we cannot be sure that they will sell as well in the new markets as they have in Colorado.

     Important questions remain about the use of the Internet for financial services, such as security, reliability, ease of access, cost of access, quality of service and costs of service. The answers to those questions may affect the growth of Internet use in ways we can't predict today. As a result, we also can not accurately predict the size of the market for Internet based financial services or the rate at which the market will grow. If it fails to grow, or grows more slowly than we expect, or it is becomes saturated with competitors, our business, financial condition and operating results will be materially and adversely affected.

     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in another part of this report. Those financial statements and notes should be considered to be incorporated into this section. This discussion contains forward looking statements that involve risk and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

     We completed our acquisition of the assets of LanXtra on February 1, 1999 as described in the Asset Purchase Agreement. Prior to the acquisition, we did not conduct any operations except financing activities and other preparations for the acquisition. The following discussion relates to LanXtra's historical results of operations since January 1, 1998, the date on which LanXtra commenced the business we acquired, our operations of the business that we acquired and our plan of operation following our initial public offering, which was declared effective on October 29,1999. In the following discussion, "we" refers both to our business as operated by LanXtra prior to February 1, 1999, and to our business as operated by us after February 1, 1999.

     Since January 1, 1998, we have been engaged in building a suite of network products and services for the credit union industry that includes:

o a secure network that enables access to our credit union customers' products and services via the Internet or an intranet

o secure Internet financial products, including Internet banking software

o    secure Internet access services for credit unions

o    secure Internet automated loan application and approval

o    E-commerce services

     We are in the start-up phase of our operations and generated a net loss of $3,094,440 for the nine-months ended September 30, 1999
($3,130,384 combined). For the year ended December 31, 1998, we generated a net loss of $2,006,446, comprised of a $35,944 net loss for Cavion and a net loss of $1,970,502 for LanXtra. We expect to incur substantial monthly operating losses through most of the year 2000.

     Since January 1, 1998, our revenues have been derived from recurring monthly connectivity fees, installation services and monthly recurring revenue associated with our secure Internet access services and secure Internet financial products. As of November 30, 1999, 80 credit unions, three credit union leagues, two of which provides check clearing services to credit unions, one corporate credit union, which provides liquidity services to credit unions, and two credit union vendors of which one is a provider of website design, development and hosting services to credit unions and the other provides electronic archiving service to credit unions, have subscribed to our products and services. Approximately 40% of these customers are located in Colorado, and the other 60% are located in 18 other states.

     Prior to our initial public offering, we financed the development of our products and services with:

     o    capital provided by the sale of LanXtra's unrelated business

     o    a bank loan

     o    loans from shareholders and employees of LanXtra

     o    two private placements of promissory notes and related warrants

     o    private placement of preferred stock

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
1999

     During the three and nine months ended September 30, 1999, we generated $179,476 and $384,809, respectively, in revenue. This revenue was derived from a variety of Internet/intranet activities, including secure Internet access for credit unions utilizing dedicated lines, secure credit union network services, secure Internet financial products such as Internet banking software, sales of related equipment, and installation fees charged for these services. Cost of sales during these periods were $149,850 and $283,467, or 84% and 74%, respectively, of revenue. These costs include Internet access fees, telephone company charges for frame relay lines, equipment purchased for resale, service personnel and occupancy costs, hardware repair and maintenance expenses. We believe that our margins will improve in the future as sales discounts for installations diminish for our customers and our connectivity costs diminish due to the agreement with Convergent Communications Services, Inc.

     Selling and marketing expenses for these periods were $544,270 and $957,590 or 303% and 249%, respectively, of revenue. Of these expenses, $198,760 or 111% of revenue was attributable to salaries and wages for the three months ended, and $418,347 or 109% of revenue of the nine months ended. In addition, of these expenses, $21,919 or 12% of revenue was attributable to rent payments for our sales offices around the country for the three months ended and $39,742 or 10% of revenue was attributable to rent payments for the nine months ended.

     General and administrative expenses for these periods were $237,137 and $886,896 or 132% and 230%, respectively, of revenue. Of these expenses, $91,793 or 51% of revenue was attributable to salaries for the three months ended, and $253,846 or 66% of revenue of the nine months ended. Additionally, we incurred $161,872 and $323,960, respectively, in research and development costs during this period, which represented an allocation of programmers' and engineers' salaries applicable to the amount of time they devoted to development activities. We anticipate that our salaries and wages expense will increase as we hire additional employees to handle the expected growth of our business.

     In May 1998, LanXtra issued Class B common stock which the holders can require cavion.com to repurchase at $7.00 per share during a 60-day exercise period beginning on the date that is 30 days after the date we have 100 Credit Union customers on our network. For financial accounting purposes, the cost of this "putable" common stock from its issuance price to its redemption value is treated as interest expense. After the closing of our initial public offering, we offered the former LanXtra shareholders, who have rights to our Class B common stock the option to redeem their Class B shares at $7.00 per share, or to convert each Class B share into one share of our Class A common stock. To date, no Class B shares have been redeemed or converted by the former LanXtra shareholders.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND COMPARISONS TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following discussion relates to our operations for the nine months ended September 30, 1999. In 1998, LanXtra operated the business since acquired by us, and LanXtra's operations during the nine months ended September 30, 1998 were substantially limited due to an ongoing liquidity shortage. Further, cavion.com was formed as Network Acquisitions, Inc. on August 18, 1998, and our activities from that date through September 30, 1998 consisted entirely of organizational and initial capital formation activities, and have not been included herein as such information is not considered meaningful for comparative purposes.

     During the nine months ended September 30, 1999, we recognized $384,809 ($422,659 when combined with LanXtra) in revenue, as compared to $143,962 during the nine months ended September 30, 1998. Our revenue was derived from a variety of Internet/intranet activities, including secure Internet access for credit unions utilizing dedicated lines, secure credit union network services, secure Internet financial products such as Internet banking software, sales of related equipment, and installation fees charged for these services. The increase in revenue was primarily due to additional credit union customers, and increases in our marketing activity made possible by the funds provided by recent offerings of equity and issuances of debt. Cost of sales during the nine months ended September 30, 1999 was $283,467 ($315,365 combined), or 74%, compared to $129,254, or 90%, for the nine months ended September 30, 1998. These costs include Internet access fees, telephone company charges for frame relay lines, equipment purchased for resale, service personnel and occupancy costs, hardware repair and maintenance expenses. The increase in revenue is due to the increase in the number of credit unions using our network and products. The decrease in the cost of sales as a percentage of sales is due to economies of scale in delivering our services to a larger number of installed customers.

     Selling and marketing expenses for the nine months ended September 30, 1999 were $957,590 ($1,030,090 combined) or 249% of revenue, compared to $194,300 or 135 % of revenue for the nine months ended September 30, 1998. Of these 1999 expenses, $418,347 or 109% of gross revenue was attributable to salaries and wages. We believe that selling and marketing expenses will continue to increase, although their percentage of revenue will decrease based on our expected revenue growth.

     General and administrative expenses for the nine months ended September 30, 1999 were $886,896 ($996,127 combined) or 230% of revenue, compared to $361,115 or 251% of revenue for the nine months ended September 30, 1998. Of these 1999 expenses, $253,846 or 66% of gross revenue was attributable to salaries and wages. Additionally, we incurred $323,960 ($355,540 combined) in research and development costs during the nine months ended September 30, 1999, which represented an allocation of programmers' and engineers' salaries applicable to the amount of time they devoted to development activities. During the nine months ended September 30, 1998, we incurred $192,520 of research and development costs.

     We anticipate that our salaries and wages expenses will continue to increase as we hire additional employees to handle the expected growth of our business. As we expand our operations nationwide, our depreciation expense will increase because we will be purchasing additional equipment and infrastructure.

     With the proceeds from our initial public offering, our revolving line of credit, notes payable to former shareholders of LanXtra, back pay to former employees and equipment purchases were paid off and, because of that, interest expense will be reduced. As compared to the nine months ended September 30, 1998, where interest expense was $628,734, our interest expense was $456,035 combined, for the nine months ended September 30, 1999. We were also required to pay dividends on our Series A preferred stock, which totaled $54,704 for the nine months ended September 30, 1999. These dividends were paid in cash. Our Series A preferred stock converted to Class A common stock upon the completion date of our initial public offering on November 3, 1999. The final dividend payment of $9,195 was made on November 3, 1999 and was also paid in cash.

     We expect to invest at least an additional $150,000 in research and development during the fourth quarter of 1999. We have just completed developing software for an Internet-enabled automated loan application and approval system. We are in the early stages of designing stored value or "smart card" capabilities for our network. We expect in the near future to begin development of two or more additional interfaces for credit union host data processing systems not yet supported by our network as well as an additional Internet bill pay vendor interface. We are continuously evaluating possible enhancements to the security and functionality of our existing products and services. In addition, we expect to incur development costs in launching our affinity marketing program, through which we plan to offer products and services to credit union members via our credit unions' websites. We expect our product development focus to evolve continuously in the future based on guidance from our customers.

     The transaction with LanXtra resulted in approximately $4,763,000 of intangible assets, primarily technology, customer lists and goodwill. These intangible assets will be amortized over five years. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from February 1, 1999. The realization of these intangible assets is dependent upon the attainment of positive cash flows from such assets. The business now operated by us has never generated positive cash flows, and it is reasonably possible that our future assessments of such cash flows could indicate that such assets are impaired, with a resulting write-down.

LIQUIDITY AND CAPITAL RESOURCES

     As of the nine-month period ended September 30, 1999, we have funded our cash requirements primarily through the sale of equity, debt, cash flow from operations and the proceeds from the sale of LanXtra's prior business. On September 30, 1999, cavion.com had $249,217 in cash, current assets of $838,170, and current liabilities of $2,921,002. We raised $300,000 in a private offering of 14% notes and warrants to purchase common stock which ended on August 31, 1999. The effective interest rate of the notes was 36% because of the warrants and the expense of the offering. Each $50,000 note entitled the purchaser to a warrant to purchase 5,000 shares of common stock. The warrants are exercisable for a period of five years which commenced on November 3, 1999. The warrants are exercisable at $6.50, the price per share of the shares of common stock offered in our initial public offering. These notes were repaid and retired with the proceeds from that offering.

     We have received payments under an agreement with MoneyLine America, LLC to provide online mortgage lending services for our credit unions and their members through our network. This agreement calls for minimum annual payments to us of $300,000 in the first year, which began in September 1999, escalating to $1,000,000 in years six through ten, provided we have at least 1,500 credit unions, or 12% of the U.S. credit unions on our network by the end of year three. Fifty percent of MoneyLine America is owned by Boutine Capital, LLC, a principal shareholder of cavion.com.

     In October 1999, we entered into a five-year agreement with Convergent Communications Services, Inc. under which Convergent will establish, maintain and support network connectivity between our network and our customers, including providing equipment, maintenance and related services for the network. We will pay Convergent a monthly service fee for these services, which began at approximately $28,000 per month and increasing as new credit unions are added to the network. The portion of this fee relating to each credit union telecommunications circuit will be passed through to the customer. On October 22, 1999, the effective date of the agreement, Convergent purchased our network equipment from us for $286,000.

     We expect to incur substantial costs in connection with expanding our telecommunications infrastructure, establishing a sales presence in key strategic markets, and developing new products. We also expect to incur increased marketing, costs and general and administrative expenses in connection with the growth of our secure network for the credit union industry. We plan to seek additional bank financing. If we are successful in obtaining such financing, we expect our cash needs will be satisfied for at least the next two years.

     Our September 30, 1999 balance sheet shows approximately $3.4 million in liabilities and approximately $1.9 million of stockholders' equity. Approximately $1.2 million of our liabilities represent obligations to shareholders, as described in the following section.

     SECURED NOTES PAYABLE. Prior to our acquisition of LanXtra's assets, we agreed to provide bridge funding to LanXtra for its business operations pending the raising of equity financing. In order to provide the bridge funding, we raised $370,000 in 1998 through the issuance of 15% secured notes due on October 19, 2000, along with warrants to purchase 2,400 shares of our Class A common stock for every $20,000 in subscriptions at an exercise price of $.01 per share. The notes are secured by substantially all of our assets, now owned or acquired after October 19, 1998, including, cash, equipment, fixtures, general intangibles, and all products and proceeds of the foregoing collateral, accounts receivable, inventory, work in process and service contracts receivables. The October 20, 1998 security agreement contains a covenant which prevents us from incurring any other liens on our assets. We raised an additional $100,000 through this offering in 1999. The warrants were originally exercisable only after payment of the notes. However, we subsequently agreed to permit early exercise, and all of the warrants had been exercised for 56,400 shares, as of February 1999.

     In connection with our acquisition of LanXtra's assets, we assumed approximately $1.8 million in existing liabilities of LanXtra, not including the bridge funding described in the preceding paragraph. Approximately $1.1 million of these amounts became payable 15 days after the closing of our initial public offering and have been repaid. These obligations are described below.

     In August 1996, LanXtra had obtained a $600,000 line of credit from US Bank, Denver, Colorado in connection with its previous business. LanXtra shareholders British Far East Holdings, Ltd., William M.B. Berger Living Trust, Martin Cooper, and Fairway Realty Associates, provided cash collateral for the loan. In May 1998, this line of credit was extended to January 31, 1999. At the February 1, 1999 closing of the Asset Purchase Agreement between us and LanXtra, we effectively assumed the loan by entering into a loan agreement with US Bank on the same terms as the loan from US Bank to LanXtra, with a maturity date of December 31, 1999, using the proceeds of our loan to pay off the US Bank loan to LanXtra. The LanXtra shareholders who provided cash collateral for the US Bank loan agreed, however, to keep their collateral in place until the completion of our initial public offering. All amounts available under this line of credit were utilized. Interest accrued on all outstanding balances at the rate of 1.5% over the reference rate, as established by US Bank, from time to time. The reference rate closely tracked the prevailing prime rate.
On November 5, 1999, the loan agreement was repaid in full and all of the collateral was released.

     On May 28, 1998, LanXtra borrowed $260,000 from three of its shareholders and three of our employees - David J. Selina, Jeff Marshall
and Randal Burtis - for working capital purposes.   In the aggregate, we
owed these shareholders, directors and managers $260,000 in principal and $59,480 in interest. However, an agreement was reached to defer payment of these amounts, without the accrual of further interest, until the completion of our initial public offering. LanXtra also issued putable stock in connection with this debt offering. We agreed to assume LanXtra's obligations with respect to the put agreements by issuing to LanXtra at the closing of the Asset Purchase Agreement 28,648 shares of our Class B common stock, which are subject to economically equivalent put provisions. By its terms, the put feature of our Class B common stock becomes exercisable 30 days after the date when we have 100 credit union industry customers on our network, the 100 Credit Union Date. We had agreed with the former LanXtra shareholders who have rights to the Class B stock that their put rights would mature upon completion of our initial public offering. After completion of that offering we have offered these shareholders the option to redeem their Class B shares at $7.00 per share, or to convert each Class B share into one share of our Class A common stock.

     Between September 8 and October 15, 1997, Herman Axelrod, a former president and director of LanXtra, and Mr. Lassen, also a former president and director of LanXtra, made various factoring loans to LanXtra in the amounts of $50,190 and $25,000, respectively. Such loans were secured by an account receivable for computer network integration work LanXtra performed for Questar Infocomm and bore interest at the rate of 3% of the factoring loan amount for the first 30 days and 1% for each additional 10 days until the factoring loan was paid in full. Questar disputed LanXtra's invoice and the dispute was settled in September of 1998 for a payment of $61,780. This amount was paid against the factoring loans on September 21, 1998 as follows: $41,238 to Mr. Axelrod and $20,542 to Mr. Lassen. Accordingly, as of February 1, 1999, LanXtra owed Mr. Axelrod $28,331 and Mr. Lassen $13,441, and we assumed such obligations. Mr. Axelrod and Mr. Lassen had agreed that the remaining balance of these loans would be deferred until the completion of our initial public offering and would not accrue additional interest in the interim. The final payments were made on November 5, 1999.

     On July 1 and August 1, 1992, LanXtra executed promissory notes for $25,000 in favor of Mr. Axelrod and Mr. Lassen, respectively, each bearing interest at the rate of 2% over prime. The principal amounts of these notes reflected $20,000 in cash loaned by each and $5,000 each of co-signer liability on a $10,000 credit line at the Bank of Boulder that LanXtra took out at its inception. The credit line was paid off in August 1996, leaving an aggregate principal balance of $40,000 on the notes. We assumed the obligation to pay Mr. Axelrod and Mr. Lassen the principal balance of the notes together with interest as stated above. Mr. Axelrod and Mr. Lassen, agreed that the remaining balance of these loans would be deferred until the completion of our initial public offering, and interest would continue to be paid on a quarterly basis until the notes were paid in full. The notes were paid on November 5, 1999.

     We owed Convergent Communications, Inc. $78,673 for equipment purchased in connection with a customer network upgrade performed by LanXtra in December 1997, while Convergent was completing the purchase of LanXtra's network integration business. Convergent agreed that payment of this amount would be deferred until the completion of our initial public offering. We paid Convergent in full on November 5, 1999.

     In addition to the obligations described above, upon the closing of the Asset Purchase Agreement, we assumed any potential liability under a lawsuit threatened against LanXtra by a dissenting shareholder. Although we believe the claim in this lawsuit does not have a substantial basis in fact, we cannot assure you that we will not be required to make a payment to the dissenter. We have not reserved any funds to cover payment of this liability or of the potential tax liability if such a payment is necessary. If we are required to make such a payment, it could result in significant adverse tax consequences to the original shareholders.

     INFLATION. Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of our operations during the fiscal year ended December 31, 1998, or on the nine-month period ended September 30, 1999, nor do we expect that inflation will have a material effect on the results of our future operations.

     In April 1999 we completed a private placement of our Series A preferred stock in which we raised net proceeds of approximately $1.8 million. These funds were used primarily to fund expansion of our credit union industry network to key markets across the United States. The net proceeds from our initial public offering was $6,279,000, or approximately $6,792,000 with the proceeds from the partial over-allotment option exercised by our underwriters, and we expect to use these proceeds primarily for the same purpose.

TRENDS

     Management expects that we will continue to operate at a loss as additional credit unions are solicited and enter into contracts with us. We are optimistic about our ability to add to the number of credit unions under contract. We cannot give you any assurance, however, that actual operating results will be as we predict today.

     We plan to continue to expand our network of credit union clients. These expansion efforts are likely to cause us to incur significant increases in expenses, both in absolute terms and as a percentage of revenue, as we prepare for the anticipated future growth in our credit union customer base. Expenses will increase because of the need to increase staffing in all categories, acquire additional equipment, and provide for additional telephone connections. We believe our operating results may fluctuate significantly as a result of a variety of factors, some of which are outside of our control. Because of that, we cannot assure you that we will achieve profitable operations even with a significant increase in our credit union customer base.

YEAR 2000 DISCLOSURE

     Many uncertainties exist within the computer hardware and software and electronic networking industries about the changeover from the 1999 to 2000 calendar years. In 1998, we initiated a comprehensive program to assess, plan and manage our Y2K compliance effort.

     The risks posed to us by possible Y2K related problems could be significant. Our operations rely on continuous Internet connectivity, availability of power and communications systems, computer systems in use by our credit union customers and their members and, in some cases, computer systems in use by vendors to credit unions, as well as on our own internal computer systems. Any extended damage to any of the foregoing could have a material adverse effect on our business and operations.
While we are confident in the operability of our products, services, and our own internal systems after the year 2000 date change, there is still some risk that credit unions will encounter difficulties with one or more of our products and services because of Y2K issues. Further, we cannot accurately predict the effect of the Y2K problem on our business due to our interdependence with numerous other systems.

     In assessing the Y2K compliance of our products, services and systems, we have identified the following seven distinct areas of focus:

     o Products and services: We completed testing of all products and services by May 1, 1999 and to our knowledge, these systems are Y2K compliant.

     o Business computer systems: This category includes computer systems and applications relating to operations such as financial reporting, human resources, marketing and sales, product engineering and design, phone systems, and purchasing. We have completed testing of these systems and believe them to be Y2K compliant.

     o Suppliers: We rely on approximately 12 critical suppliers, including computer hardware and software vendors and telecommunications providers. We have contacted our critical suppliers to determine whether plans are in place to achieve timely Y2K compliance. As of the date of this report, none of our suppliers have informed us of any Y2K related problems which are expected to have an adverse effect on our operations.

     o Business affiliates: M&I Data Services, formerly Travelers Express, provides our customers' members with bill payment data. We have received documentation from M&I stating that they are Y2K compliant.

     o Product development test equipment: This category includes equipment and systems for testing software and hardware. All of our product development equipment has been tested and, to our knowledge, is Y2K compliant.

     o End-user computing: We use desktop and laptop computers throughout our operations. These computers have been tested and, to our knowledge, are Y2K compliant.

     o    Physical properties and infrastructure:  We have assessed the
          impact of Y2K on all building systems.   Included in our
          assessment were fire and security systems in our facilities. To our knowledge, these systems are Y2K compliant.

     We have completed our compliance efforts for existing systems. Newly acquired facilities and equipment will require evaluation and possibly remediation through the end of the year, and we anticipate a need to support credit union testing and remediation efforts through the first quarter of 2000 or beyond. We estimate these future expenditures to be less than $50,000.

     Our most likely worst case scenario with respect to the Y2K problem is the failure of a supplier, including an energy supplier, to be Y2K compliant so that its supply of needed products or services to one of our facilities is interrupted. As a result, we could be unable to service our customers for a period of time, which could then cause us to lose customers, revenue and profits. While we are monitoring the preparedness plans of our utility suppliers and other critical vendors, in many cases we have little leverage or bargaining power to ensure their Y2K readiness.

     We are establishing a Y2K contingency plan to evaluate business disruption scenarios, coordinate responses to such scenarios, and identify and implement preemptive strategies. We have established detailed contingency plans for critical business processes. cavion.com's critical business processes rely on Sun Microsystems, Cisco Systems and Motorola to provide both Internet banking and ISP. Should any of these hardware manufacturers experience an inability to supply product, this may have an adverse effect on our business. Under normal situations cavion.com would order hardware from Cisco Systems, Sun Microsystems and Motorola 30 days or more after the credit union customer places their order for ISP or Internet banking. As the turn of the century approaches, cavion.com will order immediately on receipt of a customer order. This will ensure at least 30 days of critical hardware and software in the supply line.

     In addition, we have evaluated the impact of Y2K issues on our customers. Based on our evaluations, we do not expect our current or potential customers to reduce their capital expenditures budgets or to defer the purchase of cavion.com products and services because of concern about potential Y2K issues. The National Credit Union Association, which insures the deposits of most credit unions in the United States, has established detailed requirements with regard to Y2K compliance of its member credit unions. NCUA requires its members to roll forward the clocks on their critical systems past the year 2000 and to conduct real-time dynamic testing prior to January 1, 2000. We are prepared to participate in our clients' Y2K testing upon request.

     We have tested all critical third party elements used in delivering our products and services and are satisfied they are Y2K compliant. We are, of course, reliant on infrastructure-level suppliers such as utility companies and telecommunications carriers. We have not been able to test the Y2K readiness of these entities nor do we have a contingency plan in the event of a catastrophic failure of the power and/or telecommunication infrastructure.



                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

       10.  Office Lease with NY/BDP Flex I.,LLC. dated October 29, 1999.

       27.  Financial Data Schedule

     (b)  Reports on Form 8-K.

       There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.



                                SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAVION TECHNOLOGIES, INC.




Date: December 13, 1999            By:/s/Marshall E. Aster
                                     Marshall E. Aster, Chief Financial
                                     Officer and Principal Financial
                                      and Accounting Officer