Form 10KSB40
period 1999-12-31
CAVION TECHNOLOGIES INC
filed 2000-03-08
CIK 1081938

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the fiscal year ended December 31, 1999

Commission File No. 0-27055

                         CAVION TECHNOLOGIES, INC.
              (Name of Small Business Issuer in its Charter)

           Colorado                                    84-1472763
 State or other jurisdiction                        (I.R.S. Employer
      of incorporation)                           Identification No.)

                           6446 S. Kenton Street
                         Englewood, Colorado 80111
                              (720) 875-1900
       (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                              Title of Class
                              --------------
                  Class A Common Stock, $.0001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [X]  Yes     [ ]  No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.          [X]

     State issuer's revenues for the fiscal year ended December 31, 1999:
$618,505.

     At March 2, 2000, 4,902,326 shares of Class A Common Stock were outstanding and 28,648 shares of Class B Common Stock were outstanding. The aggregate market value of the Class A and Class B Common Stock held by non-affiliates on March 2, 2000 was approximately $63,771,683 based on the closing price on the Nasdaq SmallCap Market on that date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Overview
--------

     cavion.com offers products and services for business to business communications, secure Internet financial products such as online banking and bill paying services, and secure Internet access and services for our customers. We are also building and managing a secure private communications network exclusively for the credit union industry, which we call CUiNET(R). Our network acts as a communication platform for the delivery of services and information to and from credit unions and related businesses. Our products and services utilize our proprietary software. Currently, the businesses that have subscribed to our products and services consist of 102 credit unions and 12 credit union leagues, corporate credit unions, vendors and other entities. Through our e-commerce program, we have launched the beta testing of our affinity marketing plan to market third-party products and services to credit union members. We market our products and services to credit unions and related entities, such as credit union leagues, that are located in key geographic areas across the United States which have been selected due to their high concentration of credit unions. We focus our marketing efforts on credit unions with $5 million or more in assets, and geographic markets with an average concentration of more than 300 credit unions.

     Our principal executive offices are located at 6446 S. Kenton Street, Englewood, Colorado 80111. Our telephone number is 720-875-1900.

     Products and services
     ---------------------

     We provide a variety of products and services to the credit union industry, such as:

     o A secure private network that enables individual credit unions to offer their services to their members via the Internet or an intranet. This network also facilitates business to business communication which enables credit unions to move data including share draft data, called e-Draft, and credit applications and reports, called CuiLoan.

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

     o Secure consumer loan application and approval products, with required secure data fields for multiple credit bureaus.

     o E-commerce services to credit union members, including our Preferred Merchant Programs -- mortgage loan services and retail ISP services, Co-branded Portals -- personal start pages, shopping and travel online, and Web Site Promotion and Traffic Control Tools for vendors -- ad serving, search engine placement, and visitor analysis.

     Our products are priced in a way that permits our credit union customers to offer Internet banking services to their members at a flat monthly rate.

     Background
     ----------

     THE CREDIT UNION INDUSTRY. A credit union is a non-profit, cooperative financial institution, owned and controlled by the members who use its services. Credit unions are either state or federally chartered. The Credit Union Membership Access Act of 1998 allows credit unions to solicit new members outside the once restricted field of membership, and allows credit unions to offer generally the same products and services as other financial institutions such as banks and savings and loan institutions.

     In the United States:

     o there are approximately 12,600 credit unions with combined assets of over $375 billion

     o these 12,600 credit unions service approximately 73 million members

     o approximately 6,100 of these credit unions have assets of over $5 million

     o these larger credit unions service approximately 70 million members and have combined assets of approximately $366 billion

     THE INTERNET PHENOMENON. The widespread adoption in recent years of public and private electronic communications networks, including the Internet, intranets and extranets, has impacted the manner in which organizations communicate and conduct business. These advanced networks provide an attractive medium for communications and commerce because of their widespread reach, accessibility, use of open standards and ability to permit interactions on a real-time basis. At the same time, they offer businesses a user-friendly, low-cost way to conduct a wide variety of commercial functions electronically. Nielsen/NetRatings estimates that the number of people who had Internet access from homes in the United States in 1999 was 119 million, or approximately 50% of the U.S. population.

     In recent years, the development of the Internet, intranets and extranets has enabled users of personal computers to access and interact with a broad range of information sources. Financial institutions rapidly are adopting network communications to conduct electronic banking and provide customers with access to their account information.

     THE INTERNET AND CREDIT UNIONS. We believe financial institution customers increasingly will demand more convenient and more interactive access to financial information and services. Competitive pressures are driving banks and credit unions to increase the quality and cost-effectiveness of such services. New opportunities exist to employ available and emerging technologies to automate and enhance a credit union's interactions with its members.

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

     As technologies continue to advance for network-based solutions, financial institutions will be able to deploy increasingly sophisticated network applications. Given its relatively late arrival, online banking is just now beginning to build momentum. A study conducted by Gomez Advisors found that, as of the first quarter of 1999, nearly 40% of the top 100 banks in the United States are offering online services. Online Banking Report of January, 1998 estimated that by the end of 2000, 17.5 million households will be using online banking and/or a bill payment application.

     Despite this momentum, the market for Internet based network financial services is new and uncertain. Currently, our products and services have been sold to credit unions located in 24 states. While we are marketing our products and services across the country, we cannot be sure that they will sell as well in the new markets as they have in our home base of Colorado.

     Important questions also remain about the use of the Internet in the long term for financial services, such as security, reliability, ease of access, cost of access, quality of service and costs of service. The answers to those questions may affect the growth of Internet use in ways we can't predict today. As a result, we also can't accurately predict the size of the market for Internet based financial services or the rate at which the market will grow. If it fails to grow, or grows more slowly than we expect, or it is becomes saturated with competitors, our business, financial condition and operating results will be materially and adversely affected.

     Our strategy
     ------------

     Our goal is to become the largest Internet/intranet provider to credit unions. We plan to achieve that goal by implementing the following strategies:

     FOCUS ON PROVIDING A SECURE INDUSTRY NETWORK. As the use of the Internet grows for the delivery of timely and confidential financial information, security issues become critical. With technological advances, there is an increased opportunity for electronic intruders, or "hackers", to conduct successful attacks. The increased interconnectivity of information networks has given hackers more opportunities to invade many companies' information systems. We believe the well publicized trend of breaches in security will continue.

     Credit unions require a secure network environment for systems that handle their members' financial data. We believe credit unions prefer the reliability and security a private network can offer. Our network uses dedicated phone lines to our credit union customers, limiting access to the network and maintaining constant control of the information being transmitted.

     When the credit union provides its members with Internet access to account information and financial services, the concern with security becomes more acute. The Internet side of our network uses multiple security safeguards - firewalls, data encryption, digital certificates and the JAVA(R) programming language.

     "Firewalls" act as the gate keeper between the Internet and the private network. They are designed to allow external access to networks only from authorized sources, and can also block data packets from specified addresses from entering or exiting the network. Our network uses industry standard firewall products.

     Our network also uses public key encryption whenever data is exchanged with the Internet for Internet banking and bill pay services or for our share draft repository system. In public key encryption, cryptographic software is used to generate an electronic "private key" and a mathematically related "public key". The software encrypts the data using the public key, in a way that allows the data to be recovered only by someone with the proper private key. This technique provides a "session key" for each user session, assuring that the information came from a specific source and was not altered in transit. In this way, personal information can be sent across public networks without compromising its confidentiality.

     We use digital certificates provided by an independent certificate authority on all of our secured web servers - internet banking, secure forms server, and share draft repository server. Digital certificates verify the identity of the web server being used and that the owner of that server is authorized to allow encryption. Digital certificates are also used to create a unique session key for each connection.

     As an added layer of security for the user, we use the JAVA(R) programming language to control Internet banking and bill pay sessions. The JAVA(R) programs, called "applets", used in these sessions run within the user's Internet browser, and are not allowed to access the user's hard drive without specific authorization. Because the programmer of the applet can't read or write to memory locations in the user's computer, this technology minimizes the opportunity to introduce destructive coding, such as a virus, to the user's computer.

     CONTINUED DEVELOPMENT OF FEATURE-RICH APPLICATIONS. Our products have been designed using "thin client architecture" which includes complete Internet capability as well as our proprietary messaging features and industry standard security features. With thin client architecture, the applications being run are not permanently stored on the user's computer. Instead, the applications reside on our server. The user logs on to our server, and can then access and run the applications remotely to process data. After the online connection is terminated, the applications are erased from the user's computer memory. This enables us to maintain control over our proprietary software since we do not provide permanent copies to our users, and enables us to make upgrades of our software immediately and efficiently available without having to physically distribute individual copies. Thin client architecture also minimizes our credit union customers' need to constantly upgrade their hardware in order to keep up with the technology required to store and maintain our application software. This results in cost savings to our credit unions and minimizes the burdens associated with administering hardware and software upgrades. Because our network uses the JAVA(R) programming language, which is platform independent, it allows many kinds of systems to talk to each other and share applications. Our transactional banking products also provide scalability, distributive and centralized implementation, and access using Web-enabled cellular devices.

     DEVELOPMENT OF NEW PRODUCTS AND SERVICES. Concurrently with expanding our Internet/intranet network, we plan to expand our product offerings for credit unions. We recently began offering our bill paying and automated virtual loan applications services.

     We believe credit unions connected to the Internet will want to provide their membership access to a variety of products and services to increase membership retention and build customer loyalty. To meet this need, we are establishing a co-branded affinity program through which we will be a reseller of various products and services provided by third party vendors to credit union members. Our network model allows the addition of these products as they become available.

     Our first affinity agreement was executed in August of 1999 with MoneyLine America, LLC to provide online mortgage lending services for our
credit unions and their members through our network.   MoneyLine is the
exclusive cavion.com-approved online mortgage lender. The agreement calls for minimum annual payments to us of $300,000 in the first year, beginning in September 1999, and escalating to $1,000,000 in years six through ten, provided that we have at least 1,500 credit unions, or 12% of U.S. credit unions, on our network by the end of the third year. MoneyLine is a related party to us.

     In connection with our business-to-business services, we entered into a contract with Cardinal Services Corporation, a credit union-owned website design firm under which Cardinal Services will purchase and license for resale our Internet transactional banking, bill pay, and kiosk enabling software at a discount which they will then offer to their credit union customers. We refer our credit union clients and prospects to Cardinal Services for website design. Cardinal Services will refer its credit union clients and future prospects to us for connectivity and secure Internet products and services.

     Other products and services we plan to offer through our affinity program include, for example, the following:

     o    long-distance telephone service

     o    new vehicle transactions

     o    retail ISP

     o    consumer products

     o    insurance products

     o    real estate transactions

     o    travel/rent-a-car services

     o    local services, such as concert and movie tickets

     Each of our credit union customers will decide which products and services to make available to their respective members. Our credit union customers will be provided opportunities to co-brand and endorse these offerings to their members. We can customize a variety of options for each credit union and interactively link the credit union's website to cavion.com's affinity sponsors and affinity websites.

     Plan of operations
     ------------------

     Our target is to expand our network to more than 2,400 credit unions across the United States. Through this expansion we plan to:

     o provide access to Internet/intranet services to credit unions serving 28 million members, with combined assets of over $146 billion

     o offer affinity products to our credit union customers to generate increased revenue

     o    develop new products based on proprietary intellectual property

     To manage new customers connected to our credit union network, we are establishing a number of local offices in key strategic locations in the United States. Each local office will be located in a key strategic market with an average concentration of more than 300 credit unions.
Local offices will be opened upon the hiring of sales agents to service the territory. We have opened 14 of our sales territories and recruiting efforts are underway for the rest of our four planned additional sales territories.

     On October 22, 1999, we entered into an agreement with Convergent Communications Services, Inc. to establish and maintain connectivity between our network and our customers. When our network is completed, we expect to have excess bandwidth available to multiple data centers so that network traffic can be rerouted between data centers when circumstances require. This architecture is designed for redundancy and disaster recovery, allowing us, with the cooperation of our telecommunications provider, to pick up traffic temporarily from a nonfunctional data center. John R. Evans, the chief executive officer and chairman of the board of Convergent Communications, Inc., the parent company of Convergent, serves on our board of directors. In addition, Convergent is one of our shareholders.

     Our expanded metro Denver data center is completed and fully operational. Our data centers in Livonia, Michigan and Memphis, Tennessee, are currently under construction and will be fully operational during the second quarter of 2000.

     We recently entered into an agreement with Mission Critical Recovery, Inc. under which Mission Critical will use our private CUiNET(R) business to business communications network to offer their services, which will include secure electronic storage of critical data files, called electronic vaulting, and data disaster recovery services. In exchange, Mission Critical will provide us with electronic vaulting.

     In order to provide our Internet based network products and services to our customers, we must purchase a large quantity of telecommunications services from providers of those services. Because of that, our financial results depend greatly on the amount we pay for those services and our efficiency in using them. We expect that Convergent will provide and manage our entire network infrastructure, contracting with underlying local providers as necessary. Therefore, our business will be critically dependent on Convergent's delivery and maintenance of our network connectivity to our customers. Additionally, we are purchasing Internet connectivity from our national telecommunications carriers to provide redundancy for our CUiNET(R). Although the amounts we pay for telecommunications services are passed through to our customers, if one or more of our telecommunications providers are unable to provide the volume or level of service required, our ability to carry out our business plan will be impaired and our business, our financial condition and our results of operations will be materially and adversely affected. In addition, we get most of our revenue from recurring sales of our products and services. This revenue cannot be earned until the telecommunications provider installs a dedicated telecommunications circuit for each new credit union customer. This installation can take from one to three months, or longer in some cases, after we sign up a new customer.

     Market
     -------

     We believe that the increased usage of the Internet and the increasing demand for networking products and services will provide an excellent opportunity for us to grow our business. Credit unions that move rapidly to implement a full-featured, well-conceived network have an opportunity to enhance the value of their individual client relationships. Nationally, approximately 12,600 credit unions serve approximately 73 million customers. We have targeted the approximately 6,100 credit unions with more than $5 million in assets each for our marketing efforts.

     Marketing strategy
     ------------------

     Our sales team uses a face-to-face sales strategy that emphasizes:

     o the features and functions of the network - such as online bill paying, connectivity to credit union vendors, Internet access and transactional banking

     o    the fact that the network is host independent

     o a bandwidth pricing model not directly driven by transaction volume

     We charge the credit unions connected to our network a fixed monthly rate based on the amount of bandwidth they anticipate using. As transactions over the network increase and as the number of members accessing a credit union's website increases, the credit union will need to increase the amount of bandwidth it uses. Each incremental increase in bandwidth involves a price increase. To date, only one of our credit union customers has increased its bandwidth requirement, but we anticipate other customers will do so in the future.

     We intend to place a direct sales force in each of our 18 planned sales territories and to hire individuals who are familiar with the credit union industry, are known by the credit unions in the sales territory and have established relationships within the industry. Sales agents will initially contact the primary decision makers, usually the president, at the credit unions in their territories. The sales agent's job will be to sell the idea of a secure, private network with Internet access, emphasizing the features offered by our network, including the security features as well as, the ability of the credit union to reduce personnel and administrative costs even while providing 24 hour service to its membership.

     We have implemented an automated system to measure each credit union's usage of the network. By monitoring each credit union's connect usage, sales agents can advise existing customers of their need to increase bandwidth. We also have established an informal marketing/endorsement arrangement with a credit union league in Colorado which has provided significant marketing advantages. The North Carolina Credit Union League signed with us in March 1999 to provide secure ISP services to their management and employees. The Missouri Credit Union System joined our network in November 1999 to transport their check clearing data using our e-Draft software. We plan to target credit union associations and leagues in other markets where serving a league is likely to enhance our profile with credit unions in the region.

     Competition
     -----------

     We operate in a highly competitive environment against a number of network application developers and providers of online banking services. Additionally, there is continuous market pressure among market participants to offer new and innovative products and services. Moreover, in this field, technological and new product development proceeds rapidly and market share can be gained and lost in very short time periods.

     A number of public and private companies compete with one or more of the individual products and services offered by cavion.com. These competitors include Digital Insight, Symitar Systems, Inc., Database Management Services, Virtual Financial Services, Inc., CFI and Fiserv, Inc. Any of these companies, as well as other potential competitors, could in the future offer a combination of products and services to credit unions similar to the combination offered by us. Presently, we believe all these companies have greater financial, personnel and operational resources than we have. We think that, as the Internet transaction and network services we sell are purchased by more of our customers, other competitors will enter the market to compete aggressively with us, including some larger, established companies. Competition may also increase if there is a consolidation in the software and networking industries, particularly if one or more of our competitors is acquired by a larger provider of products and services to the banking industry as a means for the larger company to penetrate the credit union market.

     Customers/rate of growth
     ------------------------

     We launched our credit union strategy in January 1998. In our first three months of operations, we connected seven credit unions to the network. We believe that we were the first Internet service provider in the country to provide credit unions with secure transactional banking and Internet service. By the end of August 1998, we were delivering secure Internet access to 13 credit unions, including our first credit union outside of Colorado, and one credit union league. Currently, our network includes 102 credit unions and 12 credit union leagues, corporate credit unions, vendors and other entities. Approximately 68% of these customers are located in states other than Colorado.

     Intellectual property and proprietary rights
     --------------------------------------------

     We believe that our proprietary secure communications network, which we brought to market before most of our competitors, gives us a significant competitive advantage in providing Internet based network products and services to the credit union market. We rely on copyrights, trademarks, service marks, nondisclosure agreements, confidentiality provisions, trade secret laws and general technical and practical security measures to protect our intellectual property.

     We have applied for federal registration of the trademark and service mark "Cavion" and have registered the service mark "CUiNET". We also claim a service mark in the name "cavion.com," although we have not yet applied for a federal registration of that name.

     We hold no United States or foreign patents covering our technology and we have no pending patent applications. We have copyrights in software and marketing materials used or related to our business, although we have not registered any of our copyrights. While we expect to evaluate the feasibility of making patent filings, registering our copyrights and registering additional trademarks and service marks in the future, no assurance can be given that any of our intellectual property will be entitled to patent, copyright or trademark protection. We treat much of our technology as trade secrets and take what we consider to be appropriate measures to maintain the secrecy of our technology. Our strategy in protecting our trade secrets includes limiting access only to key employees who have a need to know our trade secrets in order to perform their services, and who have signed confidentiality and nondisclosure agreements. We further prevent unauthorized access to or disclosure of our trade secrets by way of technical blocks built into our technology.

     Of course, despite our best efforts to protect our proprietary software, in which we claim both copyrights and trade secret protection, third parties may still attempt to copy or use it, and others may develop similar technology independently. There can be no assurance that the measures we take to protect our intellectual property rights, or the formal applications and registrations we may undertake in the future, will deter unauthorized use, copying, reverse engineering or destruction of our proprietary technology and other intellectual property, or that we will have adequate legal redress in such cases.

     We currently use security technology under license from third parties. We believe that our products and services, including our trademarks and other intellectual property rights, do not infringe on the proprietary rights of third parties. It is possible, however, that third parties will assert infringement claims against us in the future with respect to products or services we currently offer or may offer in the future, or with respect to technology we utilize under license from others. Any litigation resulting from assertions of infringement, even if the claims are false, could be time consuming and expensive to defend. Given the limited number of our key employees, any litigation could materially disrupt our on going efforts to develop and expand our business and technology.

     Employees
     ---------

     We currently employ 57 full-time employees, including 7 in development, 22 in engineering, 20 in sales, and 8 in general and administrative, 5 of whom are in accounting. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We consider our relationships with our employees to be good.

     Government regulations
     ----------------------

     We are not required to obtain a Federal Communications Commission license as a telecommunications carrier, but may be required to comply with FCC regulations applicable to non-dominant telecommunications carriers, including payment of "universal service" fees on end user revenues not derived from Internet access services. Several telecommunications carriers are advocating that the FCC regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers. Any such regulation could substantially increase the cost of communicating on the Internet thus slowing the growth of Internet use and the demand for our products and services. Any regulation of the Internet under new interpretation of existing laws could materially and adversely affect our business operations results and financial conditions.

     While we are not subject to the Glass-Steagall Act of 1933, the Bank Holding Company Act of 1956, the Competitive Equality Banking Act of 1987, the Federal Credit Union Act of 1934, and we are not regulated by the National Credit Union Administration or the Federal Reserve Board, we are concerned with regulations governing financial institutions, especially credit unions, and how those regulations will affect the market and our ability to provide services as presently planned.

     Our credit union customers are cooperative financial institutions, owned and controlled by the members who use their services. Credit unions are state or federally chartered non-profit organizations that are regulated closely by the NCUA.

     On August 7, 1998, the Credit Union Membership Access Act of 1998 was signed into law. Title I of the Act permits federally chartered credit unions to solicit credit union members from more than one occupational group so long as each group has fewer than 3,000 members. The Act also allows credit unions to make business loans to its members as long as the total amount of such loans does not exceed 1.75 times the credit union's actual net worth. This limitation does not apply to credit unions chartered primarily to make business loans, to serve low-income members, or as community development financial institutions. Full implementation of the Act requires issuance of regulations by the NCUA. The Act will potentially increase the activity of federal credit unions in the financial marketplace as it presents new opportunities for the federal credit unions to expand their customer base.

     Company history
     ---------------

     We were originally incorporated under the name Network Acquisitions, Inc. in August 1998 for the purpose of acquiring the assets and business operations of LanXtra, Inc. LanXtra was incorporated in June 1992 under the name Sigmacom Corporation and was originally engaged in the business of integrating computer networks and communications technologies for large business and government clients. In 1997, LanXtra created a software development division to develop network-based financial services software for credit unions. In December 1997, LanXtra sold its network integration business. Using funds received in the sale, the software development group continued as a start-up, and began building the business we eventually acquired in 1999. On January 27, 1998, LanXtra changed its name from Sigmacom Corporation to Cavion Technologies, Inc., and, on February 1, 1999, to LanXtra, Inc. The assets of LanXtra were transferred to a newly-formed company called Zutano, LLC on July 1, 1999 and LanXtra was dissolved on July 2, 1999.

     Prior to our acquisition of substantially all of the assets and business operations of LanXtra, including the assumption of LanXtra's liabilities, we did not conduct any business operations except preparation for the acquisition, including providing bridge funding to LanXtra with funds raised through a private placement of promissory notes and related warrants. The definitive purchase agreement between us and LanXtra was signed on December 31, 1998, and closed on February 1, 1999. On February 1, 1999, we changed our name to Cavion Technologies, Inc. and began to conduct some of our business under the trade name cavion.com.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     Our corporate headquarters are located at 6446 S. Kenton Street, Englewood, Colorado in an office facility where we lease approximately 14,400 square feet which lease expires in February, 2006. We maintain our local communications switch in an office facility in Colorado Springs, Colorado which we lease on a month-to-month basis. We plan to establish sales and engineering office space in leased facilities across the United States. Currently, we have leased eleven such facilities in Raleigh, North Carolina, Bloomington, Minnesota, San Diego, California, Sacramento, California, Newark, Delaware, Portland, Oregon, Livonia, Michigan, Bradenton, Florida, Memphis, Tennessee, St. Louis, Missouri, Dallas, Texas, Chicago, Illinois and Braintree, Massachusetts. Although we will continue to expand the number of facilities as we grow, none of the individual leases are material to us.

     We maintain our computer system in our corporate headquarters. We currently maintain an insurance policy covering this equipment for full replacement value. We also carry general liability insurance, errors and omissions insurance and Internet security insurance policies. This insurance may not cover all future claims. If a large claim is successfully asserted against us, we might not be covered by insurance, or the claim might be covered but cause us to pay much higher insurance premiums or a large deductible or copayment. Furthermore, regardless of the outcome, litigation involving customers, credit union members or even insurance companies disputing coverage could divert management's attention and energies away from operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     At LanXtra's shareholders meeting on January 15, 1999, to consider the sale of LanXtra's assets to us, Kirk W. Dennis, a LanXtra shareholder holding 50,000 shares, or 17.45% of its outstanding shares at the time, voted against the transaction. Under Colorado law, a shareholder voting against a sale-of-assets transaction has the right to dissent from the sale and obtain payment of the fair value of the shareholder's shares. Fair value, in general, means the value of the shares immediately before the effective date of the corporate action to which the dissenter objects. We have assumed the liability, if any, of LanXtra to the dissenting shareholder. On or about March 12, 1999, Mr. Dennis demanded payment for the value of his 50,000 shares immediately before the effective date of the asset sale which he asserted to be $250,000. Because we could not reach an agreement with Mr. Dennis as to the fair value of his shares, we filed a lawsuit against him, as we were required to do under Colorado law, on June 1, 1999 to resolve the matter. The case is titled LanXtra, Inc.
v. Kirk W. Dennis, Case No. 99 CV 3583 in the District Court, City and County of Denver, Colorado. While we could be required to pay him the fair value of his shares as determined in that proceeding, we believe that the value paid on account of these shares under the asset purchase agreement is greater than the amount which he could recover under Colorado law and substantially less than the current value of the shares. Because of that, we have not reserved any funds to cover payment of the liability. If Mr. Dennis nevertheless obtains an award of a substantial amount as fair value, it could have a materially adverse effect on our financial condition. Further, a payment to this dissenting shareholder could result in the transaction in which we purchased the business of LanXtra becoming a taxable transaction, which could expose us to significant tax liability.

     Two former employees have filed claims against us with the Denver office of the Equal Employment Opportunity Commission alleging gender discrimination. We believe there is no factual basis for the claims and we intend to vigorously defend them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders of the Company during the fiscal quarter ended December 31, 1999.


                                  PART II
                                  -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     MARKET INFORMATION. Our common stock began trading on the Nasdaq SmallCap Market on October 29, 1999 under the symbol CAVN. The following table gives the high and low sale prices for the common stock since we began trading on that date. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented has been provided by The Nasdaq Stock Market, Inc.

     1999 Fiscal Year                           High        Low
     ----------------                           ----        ---

     Fourth Quarter (from October 29, 1999)     $9.00       $5.13

     2000 Fiscal Year
     ----------------

     First Quarter (through March 2, 2000)     $25.125      $6.125

     DIVIDENDS. We have never declared or paid any dividends on our common stock. We do not intend to pay cash dividends on our common stock. Holders of shares of our Series A preferred stock were entitled to receive 5% per year cumulative preferred dividends payable quarterly in cash or in shares of Class A common stock at the discretion of our board of directors until the preferred stock was automatically converted into common stock on November 3, 1999. Through December 31, 1999, we had declared and paid dividends totaling $64,197 on our Series A preferred stock. We plan to retain our future earnings, if any, to finance our operations and the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

     SHAREHOLDER INFORMATION. Currently we have approximately 93 holders of record and in excess of 1,000 beneficial owners of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES.
---------------------------------------

     FOUNDERS SHARES. In August 1998, we issued 2,000,000 shares of $.0001 common stock to our two founding shareholders at $.0001 per share. These issuances to the two accredited investors were effected without registration under the Securities Act of 1933 in reliance upon the exemption from registration contained in Section 4(2) of the Act. As founding shareholders, they had access to complete information regarding our business at the time of issuance. The names, dates and amounts for the sales are listed in our two Registrations Statements of Form SB-2 (No. 333-80421) which was declared effective on October 29, 1999, and (No. 333-93929) which was declared effective on February 4, 2000.

     1998-1999 PRIVATE PLACEMENT OF NOTES AND WARRANTS. Between October 27, 1998 and February 8, 1999, we issued $470,000 in 15% secured promissory notes due October 19, 2000 and a total of 56,400 warrants to purchase shares of Class A common stock at an exercise price of $.01 per share in a private placement. We relied on the exemption from registration provided by Section 4(2) of the Act and Rule 505 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. The securities were sold to 13 private investors. One was an accredited investor and 12 were sophisticated investors. Investors received a private placement memorandum as well as copies of the documents relating to the sale of the assets of LanXtra to cavion.com which closed in February 1999 and the loan from cavion.com to LanXtra which has since been extinguished. Between December 28, 1998 and February 8, 1999, all of the warrants were exercised. In connection with the offering, the agent for the offering, First Capital Investments, Inc. was issued an agent's warrant to purchase 5,640 shares of Class A common stock at $.01 per share, which warrant was exercised on February 8, 1999. In addition, First Capital received a total offering commission of $37,600. The names, dates and amounts for the sales are listed in our two Registrations Statements of Form SB-2 (No. 333-80421) which was declared effective on October 29, 1999, and (No. 333-93929) which was declared effective on February 4, 2000.

     MANAGEMENT SHARES. In December 1998, we issued 625,356 shares of Class A common stock to our management shareholders at $.01 per share. These issuances to the three sophisticated investors were effected without registration under the Act in reliance upon the exemption from registration contained in Section 4(2) of the Act, relating to the sale of securities by an issuer not involving a public offering. As these individuals were part of management at the time the shares were issued, they had access to complete information regarding our business at the time of issuance. The names, dates and amounts for the sales are listed in our two Registrations Statements of Form SB-2 (No. 333-80421) which was declared effective on October 29, 1999, and (No. 333-93929) which was declared effective on February 4, 2000.

     LANXTRA ASSET PURCHASE. In February 1999, we issued 375,214 shares of Class A common stock and 28,648 shares of Class B common stock to LanXtra, Inc. in exchange for the assets and liabilities of LanXtra. This issuance was effected without registration under the Act in reliance upon the exemption from registration contained in Section 4(2) of the Act. Since cavion.com was formed to purchase the assets and liabilities of LanXtra, the management and shareholders of LanXtra had access to complete information regarding our business at the time of issuance. The names, dates and amounts for the sales are listed in our two Registrations Statements of Form SB-2 (No. 333-80421) which was declared effective on October 29, 1999, and (No. 333-93929) which was declared effective on February 4, 2000.

     On July 1, 1999, LanXtra transferred its 376,299 shares of cavion.com Class A common stock and 28,648 shares of Class B common stock to Zutano LLC, a limited liability company formed to hold the assets of LanXtra and which has the same ownership as that of LanXtra before its dissolution. This transfer was made without registration under the Act in reliance on the exemption from registration contained in Section 4(1) of the Act and the "Section 4(1-1/2)" exemptive doctrine on that grounds that LanXtra is not a dealer and was not an issuer or underwriter of the stock.

     After the completion of our initial public offering, Zutano transferred 310,619 shares of Class A common stock and 28,648 shares of Class B common stock to its owners. The shares transferred to the owners of Zutano included but were not limited to, Herman D. Axelrod (98,520 shares), Craig E. Lassen (98,520 shares) and Convergent Communications Services, Inc. (67,603 shares). This transfer was made without registration under the Act in reliance on the exemption from registration contained in Section 4(1) of the Act and the "Section 4(1-1/2)" exemptive doctrine on the grounds that Zutano is not a dealer and was not an underwriter or issuer of the stock.

     cavion.com agreed with the owners of the Class B common stock that their "put" rights would mature upon completion of our initial public offering. To implement that agreement, after completion of that offering we offered these owners the option to redeem their Class B shares for $7.00 per share in cash, or to convert each Class B share into one share of our Class A common stock. On December 31, 1999, in accordance with the terms of the Class B shares, the Company's "100 Credit Union Date" triggered the exercise period for the Class B shares so that, the acceptance of the offer to redeem the Class B shares at $7.00 per share must occur by March 30, 2000, or the Class B shares will automatically be converted into the same number of Class A shares on March 31, 2000. These conversions, if effected, will be made without registration under the Act in reliance on the exemption from registration contained in Section 4(2) of the Act. The various rights of holders of the Class B common stock are fully described in "Description of Capital Stock" in the registration statement for our initial public offering.

     1999 PRIVATE PLACEMENT OF PREFERRED STOCK. In March and April 1999, we issued 700,000 shares of convertible preferred stock, Series A, convertible into Class A common stock, for an aggregate of $2,100,000, prior to expenses and commissions. The initial conversion price was $3.00 per share of Class A common stock, but the conversion price was subject to adjustment upon certain events affecting cavion.com's capitalization. The shares of preferred stock were automatically converted into Class A common stock on November 3, 1999, when we closed our initial public offering.
The convertible preferred stock was sold in reliance on the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D adopted thereunder, as well as exemptions under various state securities laws. The offering was sold to accredited investors only. Investors received a private placement memorandum including financial statements. In connection with the offering, the agent for the offering, NTB was issued a five year agent warrant to purchase 70,000 shares of preferred stock at an exercise price of $3.00 per share. Those warrants were subsequently terminated at NTB's request. In addition, NTB received a commission of $210,000 and a non-accountable expense allowance of $42,000. The names, dates and amounts for the sales are listed in our two Registrations Statements of Form SB-2 (No. 333-80421) which was declared effective on October 29, 1999, and (No. 333-93929) which was declared effective on February 4, 2000.

     AUGUST 1999 PRIVATE PLACEMENT OF NOTES AND WARRANTS. In August 1999 we raised $300,000 through the issuance of 14% promissory notes along with warrants to purchase 30,000 shares of common stock. Each $50,000 note entitled the subscriber to warrants to purchase 5,000 shares of Class A common stock. The notes were due on the closing of our initial public offering or one year from the date of their issuance. The notes were paid in full on November 5, 1999. The warrants are exercisable for period of five years from November 3, 1999. The warrant exercise price is $6.50, the price at which common stock was offered in our initial public offering. The notes and warrants were sold to 4 accredited investors. We relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Act and Rule 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. The names, dates and amounts for the sales are listed in our two Registrations Statements of Form SB-2 (No. 333-80421) which was declared effective on October 29, 1999, and (No. 333-93929) which was declared effective on February 4, 2000.

     FEBRUARY 2000 PRIVATE PLACEMENT. On February 17, 2000, we raised $2,460,000 through a private placement of 205,000 shares of Class A common stock at $12.00 per share, the closing price on February 14, the date of the offering to the investors. The securities were sold in reliance on the exemption from registration provided by Section 4(2) and 4(6) of the Act and Rule 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. The offering was sold to two accredited investors who received a copy of our most recent registration statement on Form SB-2 (No. 333-93929) which was declared effective by the SEC on February 4, 2000. Taghanic Holdings I LLC purchased 195,000 shares for $2,340,000 in cash, and Taghanic Holdings II LLC purchased 10,000 shares for $120,000 in cash. In connection with the offering, First Capital Investments, Inc. acted as our placement agent and received a commission of 8%, or $196,000, and a warrant to purchase 20,500 shares, exercisable at 110% of the offering price, $13.20, for a period of 5 years from February 17, 2000. We also agreed to register the shares issued to the investors and the shares for which the warrants are exercisable as soon as practicable.

     With respect to all of the foregoing offerings, the securities were offered for investment only and not for the purposes of resale or distribution, and the transfer thereof was appropriately restricted by us. Each certificate representing the above shares contains a legend indicating that such shares are restricted and may not be sold without registration under the Securities Act of 1933 or pursuant to an available exemption from such registration. The notes and the warrants, before the exercise of warrants for shares of Class A common stock, contain a similar legend. In addition, all of the shares of common stock are subject to lock-up arrangements with NTB, the representative of the underwriters for our initial public offering, except for 5,000 shares issuable on exercise of the warrants issued to one new shareholder in our August 1999 private placement of notes and warrants, and the 205,000 shares issued in our February 2000 private placement of common stock.

     As provided in agreements with our founding shareholders, Venture Funding, Ltd. and Boutine Capital, LLC, out of their initial purchases of Class A common stock in August 1998, we redeemed 56,400 of their shares for the exercise of the warrants in the October 1998 private placement, 603 shares were transferred by them to each of our management shareholders, Craig Lassen, David J. Selina, and Jeffrey W. Marshall, 1,085 shares were transferred by them to LanXtra, Inc. and we redeemed an additional 299,884 shares which were returned to authorized, but unissued shares of our Class A common stock.

     We filed a Registration Statement on Form SB-2 (No. 333-93929) to register 831,891 shares of our common stock for the selling shareholders named in the filing. The Registration Statement was declared effective on February 4, 2000. The shares registered included the following:

     o 700,000 shares of common stock which were automatically converted from Series A preferred stock on November 3, 1999;

     o 30,000 shares of common stock into which 30,000 common stock purchase warrants are exercisable at $6.50 per share;

     o 28,648 shares of common stock into which 28,648 shares of Class B common stock are convertible;

     o    5,640 shares of common stock issued to First Capital
          Investments, Inc.; and

     o    67,603 shares of common stock transferred to Convergent
          Communications Services, Inc. from Zutano LLC as a distribution to one of its members.

     All of the shares included in the Registration Statement are subject to the lock-up arrangements with NTB, except for approximately 185,000 shares that were released from lock-up on February 25, 2000 and 5,000 shares of common stock underlying 5,000 common stock purchase warrants held by one warrant holder. NTB has agreed to waive the lock-up period for the Class A shares that are issued on conversion of the Class B shares provided that the shares are traded through NTB at $7.00 or more per share.

     USE OF PROCEEDS. Our initial public offering was effected through a Registration Statement on Form SB-2 (File No. 333-80421) that was declared effective by the SEC on October 29, 1999. The IPO commenced on October 29, 1999 and terminated shortly thereafter on November 3, 1999. The Class A shares of common stock sold in the IPO were offered for sale by a syndicate of underwriters represented by Neidiger, Tucker, Bruner, Inc. as the lead underwriter. We registered an aggregate of 1,380,000 shares of common stock (including 180,000 shares issuable upon exercise of the underwriters' over-allotment option) in the IPO at a per share price of $6.50. 1,200,000 registered shares were sold in the IPO and 90,500 were exercised under the underwriters' over-allotment for a total of 1,290,500 for an aggregate offering price of $8,388,250. We incurred the following expenses in connection with the IPO:

     Underwriting discounts and commissions      $   838,825
     Other expenses                              $   794,952
                                                 -----------
          Total expenses                         $ 1,633,777
                                                 ===========

After deducting the expenses set forth above, we received net proceeds of approximately $6,755,000 with the proceeds from the IPO and the partial over-allotment option exercised by the underwriters. As of December 31, we had used $2,666,277 of the net proceeds approximately as follows:

     o $600,000 to purchase of equipment, infrastructure and establish new points of presence

     o    $962,961 for general working capital

     o    $803,316 to pay debts, accrued interest and accounts payable

     o    $300,000 to repay our August 1999 promissory notes

These amounts represent our best estimate of our use of proceeds for the period indicated. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates other than regular payments of salaries and directors expenses.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL
-------

     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in another part of this report. Those financial statements and notes should be considered to be incorporated into this section. This discussion contains forward looking statements that involve risk and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of factors that include, but are not limited to, the risks described in this report.

     We completed our acquisition of the assets of LanXtra on February 1, 1999 as described in the Asset Purchase Agreement. Prior to the acquisition, we did not conduct any operations except financing activities and other preparations for the acquisition. The following discussion relates to LanXtra's historical results of operations since January 1, 1998, the date on which LanXtra commenced the business we acquired, our operation of the business that we acquired and our plan of operation following our initial public offering, which was declared effective on October 29, 1999. In the following discussion, "we" refers both to our business as operated by LanXtra prior to February 1, 1999, and to our business as operated by us after February 1, 1999 (referred to below as the combined results).

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

     o a secure network that enables access to our credit union customers' products and services via the Internet or an intranet

     o secure Internet financial products, including Internet banking software

     o    secure Internet access services for credit unions

     o    secure Internet automated loan application and approval

     o    e-commerce services

     We are in the start-up phase of our operations and generated a net loss of $4,753,519 for the year ended December 31, 1999 ($5,024,947 combined). For the year ended December 31, 1998, we generated a net loss of $2,336,112, comprised of a $35,944 net loss for Cavion and a net loss of $1,970,502 for LanXtra. We expect to incur substantial monthly operating losses through most of the year 2000.

     Since January 1, 1998, our revenues have been derived from recurring monthly connectivity fees, installation services and monthly recurring revenue associated with our secure Internet access services and secure Internet financial products. Beginning in January, 2000, we changed the way we charge our customers so that they now pay a flat monthly fee for the services we provide them. Included in this fee is the complete cost of hardware, software installation, set up, maintenance and technical assistance for our services. Currently, 102 credit unions and 12 credit union leagues, corporate credit unions, vendors and other entities have subscribed to our products and services. Approximately 32% of these customers are located in Colorado, and the other 68% are located in 23 other states.

     Prior to our initial public offering, we financed the development of our products and services with:

     o    capital provided by the sale of LanXtra's unrelated business

     o    a bank loan

     o    loans from shareholders and employees of LanXtra

     o    two private placements of promissory notes and related warrants

     o    a private placement of preferred stock

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 (ALL 1999 % COMPARISONS ARE BASED ON THE COMBINED RESULTS OF CAVION AND LANXTRA FOR 1999 AND ALL 1998 AMOUNTS AND % COMPARISONS ARE BASED ON THE COMBINED RESULTS OF LANXTRA AND CAVION).

     During the years ended December 31, 1999 and 1998, we generated $618,505 ($656,355 combined) and $215,022, respectively, in revenue. This revenue was derived from a variety of Internet/intranet activities, including secure Internet access for credit unions utilizing dedicated lines, secure credit union network services, secure Internet financial products such as Internet banking software, sales of related equipment, and installation fees charged for these services. Cost of sales during these periods were $493,244 ($525,141 combined) and $222,419, or 75% and 103%, respectively, of revenue. These costs include Internet access fees, telephone company charges for frame relay lines, equipment purchased for resale, service personnel, hardware repair and maintenance expenses. We believe that our margins will improve in the future as a result of our new pricing structure through which we charge our customers a flat monthly fee for services and because we expect our connectivity costs to diminish due to our agreement with Convergent Communications Services, Inc.

     Selling and marketing expenses for these periods were $1,384,946 ($1,457,446 combined) and $259,066, or 222% and 120%, respectively, of revenue. Of these expenses, $684,777 (combined), or 104%, and $138,944, or 65%, of revenue was attributable to salaries and wages for the years ended December 31, 1999 and 1998, respectively. In addition, of these expenses, $96,726, or 15%, of revenue was attributable to rent payments for our sales offices around the country for the year ended December 31, 1999 and $0 was attributable to rent payments for our sales offices for the year ended December 31, 1998.

     General and administrative expenses for these periods were $1,547,940 ($1,657,171 combined) and $617,104, or 252% and 287%, respectively, of revenue. Of these expenses, $381,320 (combined), or 58%, of revenue was attributable to salaries for the year ended December 31, 1999, and $271,586, or 126%, of revenue of the year ended December 31, 1998. Additionally, we incurred $586,250 ($617,830 combined) and $248,599, respectively, in research and development costs during this period, which represented an allocation of programmers' and engineers' salaries applicable to the amount of time they devoted to development activities. We anticipate that our salaries and wages expense will increase as we hire additional employees to handle the expected growth of our business.

     In May 1998, LanXtra issued Class B common stock in connection with a debt offering which were replaced by our Class B common stock. The holders can require cavion.com to repurchase at $7.00 per share during a 60-day exercise period beginning on the date that is 30 days after the date we have 100 Credit Union customers on our network. For financial accounting purposes, the increase, or accretion, of this "putable" common stock from its issuance price to its redemption value is treated as interest expense. After the closing of our initial public offering, we offered the former LanXtra shareholders, who have rights to our Class B common stock, the option to redeem their Class B shares at $7.00 per share, or to convert each Class B share into one share of our Class A common stock. On December 31, 1999, we reached our 100 Credit Union Date and sent out exercise notices to the holders of our Class B shares to inform them that the exercise period began on January 30, 2000. The holders of the Class B shares can either have us redeem their shares by March 30, 2000, or those shares will automatically be converted into the same number of Class A shares on March 31, 2000. To date, no Class B shares have been redeemed or converted by the former LanXtra shareholders. LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of the year ended December 31, 1999, we have funded our cash requirements primarily through the sale of equity, including our initial public offering, debt, cash flow from operations and the proceeds from the sale of LanXtra's prior business. On December 31, 1999, cavion.com had $4,346,699 in cash, current assets of $4,585,396, and current liabilities of $2,043,761. We received net proceeds of approximately $6,755,000 in our initial public offering, which was effective October 29, 1999. In connection with that offering, we sold, for $100, a representative's warrant entitling the lead underwriter, Neidiger, Tucker, Bruner, Inc., or its assigns, to purchase 120,000 shares of our common stock. The warrant was divided at closing and assigned to the persons designated by NTB. The exercise price of each of the representative's warrants is $8.125, 125% of the initial public offering price. The representative's warrants contain anti-dilution provisions and permit the cashless exercise of the warrants utilizing the value of the warrants being surrendered. We have agreed with NTB and certain of its assigns that there will be a net exercise by them of 112,500 of the warrants at $19.50 per share on November 3, 2000, which will result in the issuance by us of 65,625 shares. In exchange, NTB gave up its right of refusal to act as our investment banker in future offerings, which right was granted to it in connection with our February 1999 private placement.

     In October 1999, we entered into a five-year agreement with Convergent Communications Services, Inc. under which Convergent will establish, maintain and support network connectivity between our network and our customers, including providing equipment, maintenance and related services for the network. We anticipate purchasing approximately $25 million of services from Convergent over the next five years under this arrangement. One of our directors, John R. Evans, is the chief executive officer and chairman of the board of Convergent Communications, Inc., the parent company of Convergent. We will pay Convergent a monthly service fee for these services, which began at approximately $28,000 per month and increases as new credit unions are added to the network. The portion of this fee relating to each credit union telecommunications circuit will be passed through to the customer. On October 22, 1999, the effective date of the agreement, Convergent purchased our network equipment from us for $286,000. We have secured from Data Sales Company a lease line which enables us to lease up to $500,000 of computer hardware. Currently, we have drawn $97,500 on this line.

     In August 1999, we raised $300,000 in a private offering of 14% notes and warrants to purchase common stock. The effective interest rate of the notes was 36% because of the warrants and the expense of the offering. Each $50,000 note entitled the purchaser to a warrant to purchase 5,000 shares of common stock. The warrants are exercisable for a period of five years which commenced on November 3, 1999. The warrants are exercisable at $6.50, the price per share of the shares of common stock offered in our initial public offering. The notes were repaid and retired with the proceeds from that offering.

     In April 1999, we completed a private placement of our Series A preferred stock in which we raised proceeds of approximately $1.8 million.

     In February 2000, we entered into an agreement with Strategic Growth International, Inc. under which it will provide investor relations consulting services for a period of one year. In connection with the agreement, we granted SGI an option to purchase 175,000 shares of our common stock, exercisable at $11.1875, the closing bid price on February 14, for a period of five years. We will also pay SGI a monthly fee of $8,000 for its services.

     Also, in February 2000, we raised $2,460,000 through a private placement of 205,000 shares of our common stock at $12.00 per share, the closing price on February 14, the date of the offering. In connection with the offering, First Capital Investments, Inc. acted as our placement agent and received a commission of 8%, or $196,000, and a warrant to purchase 20,500 shares of our common stock, exercisable at 110% of the offering price, $13.20, for a period of 5 years.

     We have received payments under an agreement with MoneyLine America, LLC to provide online mortgage lending services for our credit unions and their members through our network. This agreement calls for minimum annual payments to us of $300,000 in the first year, which began in September 1999, escalating to $1,000,000 in years six through ten, provided we have at least 1,500 credit unions, or 12% of the U.S. credit unions, on our network by the end of year three. Fifty percent of MoneyLine America is owned by Boutine Capital, LLC, a principal shareholder of cavion.com.

     The funds raised prior to our initial public offering were used primarily to fund expansion of our credit union network to key markets across the United States. The net proceeds from our initial public offering and over-allotment, approximately $6,755,000, has been used to pay off debts and notes, purchase equipment and will be used to continue the expansion of our credit union industry network. We anticipate that the funds raised to date will fulfill our cash needs to proceed with our financial objectives for the next year. However we are in the process of negotiating equipment leasing agreements and we may seek a secondary offering in the future.

     We expect to incur substantial costs in connection with expanding our telecommunications infrastructure, establishing a sales presence in key strategic markets, and developing new products. We also expect to incur increased marketing, costs and general and administrative expenses in connection with the growth of our secure network for the credit union industry.

     SECURED NOTES PAYABLE. Prior to our acquisition of LanXtra's assets, we agreed to provide bridge funding to LanXtra for its business operations pending the raising of equity financing. In order to provide the bridge funding, we raised $370,000 in 1998 through the issuance of 15% secured notes due on October 19, 2000, along with warrants to purchase 2,400 shares of our common stock for every $20,000 in subscriptions at an exercise price of $.01 per share. The notes are secured by substantially all of our assets, now owned or acquired after October 19, 1998, including, cash, equipment, fixtures, general intangibles, and all products and proceeds of the foregoing collateral, accounts receivable, inventory, work in process and service contracts receivables. The October 20, 1998 security agreement contains a covenant which prevents us from incurring any other liens on our assets. We raised an additional $100,000 through this offering in 1999. The warrants were originally exercisable only after payment of the notes. However, we subsequently agreed to permit early exercise, and all of the warrants had been exercised for 56,400 shares, as of February 1999.

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

     On May 28, 1998, LanXtra borrowed $260,000 from three of its shareholders and three of our employees - David J. Selina, Jeff Marshall
and Randal Burtis - for working capital purposes.   In the aggregate, we
owed these shareholders, directors and managers $260,000 in principal and $59,480 in interest. However, an agreement was reached to defer payment of these amounts, without the accrual of further interest, until the completion of our initial public offering. These amounts were paid in full on November 5, 1999. LanXtra also issued putable stock in connection with this debt offering. We agreed to assume LanXtra's obligations with respect to the put agreements by issuing to LanXtra at the closing of the Asset Purchase Agreement 28,648 shares of our Class B common stock, which are subject to economically equivalent put provisions. By its terms, the put feature of our Class B common stock became exercisable 30 days after the date when we had 100 credit union industry customers on our network, the 100 Credit Union Date. Earlier, we had agreed with the former LanXtra shareholders who have rights to the Class B stock that their put rights would mature upon completion of our initial public offering. After completion of that offering we offered these shareholders the option to redeem their Class B shares at $7.00 per share, or to convert each Class B share into one share of our Class A common stock. On December 31, 1999, we reached our 100 Credit Union Date, so we sent out exercise notices to the holders of our Class B shares to inform them that the exercise period began on January 30, 2000. The holders of the Class B shares can either have us redeem their shares by March 30, 2000, or those shares will automatically be converted into the same number of Class A shares on March 31, 2000. Currently, none of the Class B shares had been redeemed or converted.

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

     In addition to the obligations described above, upon the closing of the Asset Purchase Agreement, we assumed any potential liability under a lawsuit threatened against LanXtra by a dissenting shareholder. Although we believe the claim in this lawsuit does not have a substantial basis in fact, we cannot assure you that we will not be required to make a payment to the dissenter. We have not reserved any funds to cover payment of this liability or of the potential tax liability if such a payment is necessary. If we are required to make such a payment, it could result in significant adverse tax consequences to us.

     INFLATION. Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of our operations during the fiscal year ended December 31, 1999, nor do we expect that inflation will have a material effect on the results of our future operations.

TRENDS
------

     Management expects that we will continue to operate at a loss as additional credit unions are solicited and enter into contracts with us. We are optimistic about our ability to add to the number of credit unions under contract. We cannot give you any assurance, however, that actual operating results will be as we presently anticipate.

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

YEAR 2000 DISCLOSURE
--------------------

     Many uncertainties exist within the computer hardware and software and electronic networking industries about the changeover from the 1999 to 2000 calendar years. In 1998, we initiated a comprehensive program to assess, plan and manage our Y2K compliance effort. Any extended damage to our operations due to Y2K issues could have a material adverse effect on our business. While we are confident in the operability of our products, services, and our own internal systems, and we have been successfully operating for most of the first quarter of 2000, there is still some risk that credit unions will encounter difficulties with one or more of our products and services because of Y2K issues. Further, we cannot accurately predict the effect of the Y2K problem on our business due to our interdependence with numerous other systems.

     In our previous filings with the Securities and Exchange Commission on Form SB-2 and Form 10-QSB, extensive descriptions and definitions of business critical items were presented. To date, nothing has come to our attention which would cause us to believe that our Y2K compliance efforts as described in those filings were not successful. We will continue to monitor for any Y2K related problems. Newly acquired facilities and equipment will require evaluation and possible remediation through the first quarter of 2000 or beyond. We estimate these future expenditures to be less than $50,000. Our current assessment does not include potential costs related to any of our customers or other claims. This assessment is subject to change. Since there is no uniform definition of Y2K readiness and since all situations cannot be anticipated, particularly those involving third party products, we may see claims as a result of the Y2K transition. Such claims, if successful, could have a material adverse impact on future results. To date, no such claims have been presented to us.

                        FORWARD LOOKING STATEMENTS
                        --------------------------

     This report contains forward-looking statements within the meaning of
Section 221E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-KSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-KSB are identified by words such as "believes, "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-KSB with the SEC. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 7.  FINANCIAL STATEMENTS.
-----------------------------

     See pages F-1 through F-50 for this information.

                       INDEX TO FINANCIAL STATEMENTS
                       -----------------------------

                                                                      Page
                                                                      ----

Audited financial statements:


Cavion Technologies, Inc.
   Report of Independent Public Accountants                   F-1
   Balance Sheets at December 31, 1999 and 1998               F-2
   Statements of Operations for the year ended                F-4
      December 31, 1999, and for the period from
      Inception (August 18, 1998) to December 31, 1998
   Statements of Stockholders' Equity for the year            F-5
      ended December 31, 1999 and for the period from
      Inception (August 18, 1998) to December 31, 1998
   Statements of Cash Flows for the year ended                F-8
      December 31, 1999, and for the period from
      Inception (August 18, 1998) to December 31, 1998
   Notes to Financial Statements                             F-10

LanXtra, Inc.
   Report of Independent Public Accountants                  F-30
   Balance Sheets at January 31, 1999,                       F-31
      December 31, 1998 and 1997
   Statements of Operations for the one month period         F-33
      ended January 31, 1999, for the years ended
      December 31, 1998 and 1997
   Statements of Stockholders' Deficit for the one           F-34
      month ended January 31, 1999 and for the years
      ended December 31, 1998 and 1997
   Statements of Cash Flows for the one-month period         F-35
      ended January 31, 1999, for the years ended
      December 31, 1998 and 1997
   Notes to Financial Statements                             F-36









                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cavion Technologies, Inc.:

We have audited the accompanying balance sheets of CAVION TECHNOLOGIES, INC. (a Colorado corporation doing business as cavion.com; formerly Network Acquisitions, Inc.; the "Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period from inception (August 18, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cavion Technologies, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (August 18, 1998) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.




Denver, Colorado,
   February 4, 2000, except with respect to certain matters discussed in Note 10, as to which the date is February 17, 2000.






                                                               Page 1 of 2

                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                   (Formerly Network Acquisitions, Inc.)


                              BALANCE SHEETS
                              --------------
                     AS OF DECEMBER 31, 1999 AND 1998
                     --------------------------------


ASSETS                                                1999        1998
------                                             ----------  ----------

CURRENT ASSETS:
  Cash and cash equivalents                        $4,346,699  $   19,735
  Accounts receivable                                  94,190     -
  Prepaid assets                                      141,949     -
  Other                                                 2,558     -
                                                   ----------  ----------
      Total current assets                          4,585,396      19,735
                                                   ----------  ----------

PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements                              164,357       -
  Furniture and fixtures                               16,851       -
  Network equipment and licensed software             530,466       -
                                                   ----------  ----------
                                                      711,674       -

  Less - accumulated depreciation                    (45,066)       -
                                                   ----------  ----------
      Property and equipment, net                     666,608       -
                                                   ----------  ----------

DEPOSIT FOR LETTER OF CREDIT                          300,000       -

DEFERRED LANXTRA ACQUISITION COSTS                      -       2,204,814

GOODWILL, net of accumulated amortization of
  $873,632 and $0, respectively                     3,891,636       -

OTHER ASSETS                                          159,637      49,412
                                                   ----------  ----------
TOTAL ASSETS                                       $9,603,277  $2,273,961
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




                                                               Page 2 of 2
                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                   (Formerly Network Acquisitions, Inc.)


                              BALANCE SHEETS
                              --------------
                     AS OF DECEMBER 31, 1999 AND 1998
                     --------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                  1999        1998
------------------------------------               ----------  ----------

CURRENT LIABILITIES:
  Accounts payable                                 $  213,098  $    -
  Accrued liabilities                                 375,524      31,185
  Accrued interest                                       -          2,116
  Deferred revenue and deposits                       547,639       -
  Deferred revenue - license agreements               300,000       -
  Current portion of capital lease obligations        137,500       -
  Notes payable                                       470,000       -
                                                   ----------  ----------
        Total current liabilities                   2,043,761      33,301
                                                   ----------  ----------

LONG-TERM LIABILITIES:
  Capital lease obligations                           386,494       -
  Notes payable                                         -         252,833
                                                   ----------  ----------

        Total long-term liabilities                   386,494     252,833
                                                   ----------  ----------

PUTABLE CLASS B COMMON STOCK: 30,000 shares
  authorized; 28,648, and 0 shares issued
  and outstanding, respectively (stated at
  redemption value)                                   200,537       -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A Common Stock; $.0001 par value,
  19,970,000 shares authorized; 4,697,326 and
  2,625,356 issued and outstanding, respectively          470         263
  Warrants and options                                507,096      13,284
  Deferred compensation                             (107,735)       -
  Additional paid-in capital                       11,426,314   2,010,224
  Accumulated deficit                             (4,853,660)    (35,944)
                                                   ----------  ----------

        Total stockholders' equity                  6,972,485   1,987,827
                                                   ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $9,603,277  $2,273,961
                                                   ==========  ==========

  The accompanying notes to financial statements are an integral part of these balance sheets.





                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )

                         STATEMENTS OF OPERATIONS
                         ------------------------
         FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR  THE PERIOD
         --------------------------------------------------------
           FROM INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
           -----------------------------------------------------


                                                     1999         1998
                                                 -----------   ----------

REVENUE:
  Network access and connectivity fees            $   447,756  $    -
  Installation services                               157,081       -
  Software licensing fees                              13,668       -
                                                  -----------  ----------
        Total revenue                                 618,505       -
                                                  -----------  ----------
COST OF REVENUE:
  Network access and connectivity                     329,359       -
  Installation services                               163,885       -
                                                  -----------  ----------
        Total cost of revenue                         493,244       -
                                                  -----------  ----------
        Gross profit                                  125,261       -
                                                  -----------  ----------
OPERATING EXPENSES:
  Selling and marketing                             1,384,946       -
  General and administrative                        1,547,941       6,877
  Research and development                            586,250       -
  Amortization of goodwill and other
    intangible assets                                 873,632       -
                                                  -----------  ----------
        Total operating expenses                    4,392,769       6,877
                                                  -----------  ----------
LOSS FROM OPERATIONS                              (4,267,508)     (6,877)

INTEREST INCOME                                        30,627       -

INTEREST EXPENSE                                    (492,306)    (29,067)

LOSS ON SALE OF EQUIPMENT                            (24,332)       -
                                                  -----------  ----------
NET LOSS                                         $(4,753,519) $  (35,944)
                                                  ===========  ==========

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS:
  Net loss                                       $(4,753,519) $  (35,944)
  Dividends on preferred stock                       (64,197)       -
                                                  -----------  ----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS       $(4,817,716) $  (35,944)
                                                  ===========  ==========

BASIC AND DILUTED NET LOSS PER SHARE              $     (1.56) $    (0.02)
                                                  ===========  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED            3,081,156   2,078,170
                                                    =========   =========

  The accompanying notes to financial statements are an integral part of these statements.





                                                               Page 1 of 3

                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------


                                    Series A Preferred    Class A Common
                                  ---------------------- ----------------
                                   Shares      Amount      Shares  Amount
                                  --------  -----------  --------- ------

BALANCES, Inception
  (August 18, 1998)                   -     $     -          -      $ -

  Issuance of common stock
    for $.0001 per share              -           -      2,000,000   200

  Issuance of common stock
    for $.01 per share, recorded
    at December 21, 1998
    estimated fair value of $3.00
    per share                        -          -          625,356    63

  Fair value of warrants issued
    to note holders                  -          -            -      -

  Repurchase of common stock         -          -         (44,400)   (4)

  Fair value  of warrants issued
    to Selling Agent                 -          -            -      -

  Exercise of warrants by note
    holders                          -          -           44,400     4

  Net loss                           -          -            -     -
                                  --------  -----------  ---------  ----

BALANCES, December 31, 1998          -          -        2,625,356   263
                                  --------  -----------  ---------  ----

  The accompanying notes to financial statements are an integral part of these statements.




                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------


                                      Additional   Warrants
                                       Paid-in       and       Deferred
                                       Capital     Options   Compensation
                                     -----------  ---------- ------------

BALANCES, Inception (August 18,
  1998)                              $     -      $   -       $   -

  Issuance of common stock
    for $.0001 per share                   -          -           -

  Issuance of common stock
    for $.01 per share, recorded
    at December 21, 1998 estimated
    fair value of $3.00 per share      1,876,005      -           -

  Fair value of warrants issued to
    note holders                           -        133,775       -

  Repurchase of common stock               -          -           -

  Fair value  of warrants issued to
    Selling Agent                          -         13,284       -

  Exercise of warrants by note
    holders                              134,219  (133,775)       -

  Net loss                                 -          -           -
                                     -----------  ---------   ---------

BALANCES, December 31, 1998            2,010,224     13,284       -
                                     -----------  ---------   ---------

  The accompanying notes to financial statements are an integral part of these statements.



                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------


                                                                 Total
                                                 Accumulated Stockholders'
                                                   Deficit       Equity
                                                 ----------- -------------

BALANCES, Inception (August 18, 1998)            $     -      $     -

  Issuance of common stock
    for $.0001 per share                               -              200

  Issuance of common stock
    for $.01 per share, recorded
    at December 21, 1998 estimated
    fair value of $3.00 per share                      -        1,876,068

  Fair value of warrants issued to
    note holders                                       -          133,775

  Repurchase of common stock                           -              (4)

  Fair value  of warrants issued to
    Selling Agent                                      -           13,284

  Exercise of warrants by note holders                 -              448

  Net loss                                          (35,944)     (35,944)
                                                 -----------  -----------

BALANCES, December 31, 1998                         (35,944)    1,987,827
                                                 -----------  -----------

  The accompanying notes to financial statements are an integral part of these statements.







                                                               Page 2 of 3
                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------

                                    Series A Preferred    Class A Common
                                  ---------------------- ----------------
                                   Shares      Amount      Shares  Amount
                                  --------  -----------  --------- ------

  Issuance of common stock for
    LanXtra business, recorded
    at February 1, 1999,
    estimated fair value of
    $3.00 per share                  -      $     -        375,214  $ 38

  Fair value of warrants issued
    to note holders                  -            -          -        -

  Repurchase of common stock         -            -      (311,884)  (32)

  Fair value of warrants issued
    to Selling Agent                 -            -          -        -

  Exercise of warrants by
    note holders and
    Selling Agent                    -            -         17,640     2

  Issuance of Series A Preferred
    Stock for $3.00 per share
    and detachable warrants, net
    of cash offering costs of
    $252,000                       700,000    1,682,800      -        -

  Fair value of warrants issued
    in connection with 1999
    Bridge Loan                      -            -          -        -

  Warrants canceled                  -          165,200      -        -

  Dividends on preferred stock,
    paid in cash                     -            -          -        -

  The accompanying notes to financial statements are an integral part of these statements.





                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------

<CATPION>
                                      Additional   Warrants
                                       Paid-in       and       Deferred
                                       Capital     Options   Compensation
                                     -----------  ---------- ------------

  Issuance of common stock for
    LanXtra business, recorded at
    February 1, 1999, estimated
    fair value of $3.00 per share     $1,125,604$     -     $     -

  Fair value of warrants issued to
    note holders                           -         35,885       -

  Repurchase of common stock               -          -           -

  Fair value of warrants issued to
    Selling Agent                          -          3,590       -

  Exercise of warrants by
    note holders and Selling Agent        52,937   (52,759)       -

  Issuance of Series A Preferred Stock
    for $3.00 per share and detachable
    warrants, net of cash offering
    costs of $252,000                      -        165,200       -

  Fair value of warrants issued in
    connection with 1999 Bridge Loan       -         33,127       -

  Warrants canceled                        -      (165,200)       -

  Dividends on preferred stock,
    paid in cash                           -          -           -

  The accompanying notes to financial statements are an integral part of these statements.




                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------

                                                                 Total
                                                 Accumulated Stockholders'
                                                   Deficit       Equity
                                                 ----------- -------------

  Issuance of common stock for LanXtra
    business, recorded at February 1,
    1999, estimated fair value of $3.00
    per share                                    $     -       $1,125,642

  Fair value of warrants issued to
    note holders                                       -           35,885

  Repurchase of common stock                           -             (32)

  Fair value of warrants issued to
    Selling Agent                                      -            3,590

  Exercise of warrants by
    note holders and Selling Agent                     -              180

  Issuance of Series A Preferred
    Stock for $3.00 per share and
    detachable warrants, net of cash
    offering costs of $252,000                         -        1,848,000

  Fair value of warrants issued in
    connection with 1999 Bridge Loan                   -           33,127

  Warrants canceled                                    -            -

  Dividends on preferred stock, paid in cash        (64,197)     (64,197)

  The accompanying notes to financial statements are an integral part of these statements.





                                                               Page 3 of 3

                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------

                                    Series A Preferred    Class A Common
                                  ---------------------- ----------------
                                   Shares      Amount      Shares  Amount
                                  --------  -----------  --------- ------

  Shares issued upon initial
    public offering, net of
    offering costs of $1,512,395
    and related fair value of
    warrants issued to
    underwriters                     -     $      -      1,200,000  $120

  Conversion of Class A
    Preferred Stock to
    Common Stock                 (700,000)  (1,848,000)    700,000    70

  Issuance of shares upon
    exercise underwriters
    overallotment option,
    net of offering costs
    of $121,382                      -            -         90,500     9

  Options issued to non
    -employees                       -            -          -        -

  Shares issued upon exercise
    of options                       -            -            500    -

  Net loss                                        -          -        -
                                  --------  -----------  ---------  ----

BALANCES, December 31, 1999          -      $     -      4,697,326  $470
                                  ========  ===========  =========  ====

  The accompanying notes to financial statements are an integral part of these statements.

                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------

                                      Additional   Warrants
                                       Paid-in       and       Deferred
                                       Capital     Options   Compensation
                                     -----------  ---------- ------------

  Shares issued upon initial
    public offering, net of
    offering costs of $1,512,395
    and related fair value of
    warrants issued to underwriters   $5,921,251   $366,234   $   -
  Conversion of Class A
    Preferred Stock to
    Common Stock                       1,847,930      -           -

  Issuance of shares upon
    exercise underwriters
    overallotment option,
    net of offering costs
    of $121,382                          466,868      -           -

  Options issued to non-
    employees                              -        107,735   (107,735)

  Shares issued upon exercise
    of options                             1,500      -           -

  Net loss                                 -          -           -
                                     -----------  ---------   ---------

BALANCES, December 31, 1999          $11,426,314   $507,096  $(107,735)
                                     ===========  =========   =========

  The accompanying notes to financial statements are an integral part of these statements.




                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


              STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEAR
              -----------------------------------------------
              ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM
              -----------------------------------------------
             INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
             ------------------------------------------------

                                                 Accumulated Stockholders'
                                                   Deficit       Equity
                                                 ----------- -------------

  Shares issued upon initial
    public offering, net of
    offering costs of $1,512,395
    and related fair value of
    warrants issued to underwriters              $     -       $6,287,605

  Conversion of Class A Preferred
    Stock to Common Stock                              -            -

  Issuance of shares upon
    exercise underwriters
    overallotment option,
    net of offering costs
    of $121,382                                        -          466,877

  Options issued to non-
    employees                                          -            -

  Shares issued upon
    exercise of options                                -            1,500

  Net loss                                       (4,753,519)  (4,753,519)
                                                 -----------  -----------

BALANCES, December 31, 1999                     $(4,853,660)   $6,972,485
                                                 ===========  ===========

  The accompanying notes to financial statements are an integral part of these statements.






                                                               Page 1 of 2

                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )

                         STATEMENTS OF CASH FLOWS

         FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR  THE PERIOD

           FROM INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998

                                                     1999        1998
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(4,753,519)  $   (35,944)
  Adjustments to reconcile net loss to net
     cash used in operating activities-
       Depreciation and amortization               989,295         -
       Accretion of debt discount                  321,719        16,608
       Accretion of putable stock                   33,340         4,232
       Loss on disposal of assets                   24,332         -
  Change in operating assets and liabilities-
     Accounts receivable                          (77,732)         -
     Prepaids and inventories                    (105,555)         -
     Other assets                                (137,822)         -
     Accounts payable                             (72,486)         -
     Accrued liabilities                            75,881         2,116
     Deferred revenue                              632,927         -
     Addition to certificate of deposit          (280,000)         -
                                               -----------   -----------
       Net cash used in operating
          activities                           (3,349,620)      (12,988)
                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (207,209)         -
  Proceeds from sale leasehold                     285,976         -
  Acquisition of LanXtra                             -         (335,000)
                                               -----------   -----------
       Net cash provided by (used in)
          investing activities                      78,767     (335,000)
                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                      470,000       370,000
  Repurchases of Common Stock                         (32)         -
  Proceeds from issuance of Common Stock               180         6,898
  Proceeds from issuance of Series A
     Preferred Stock                             2,100,000         -
  Proceeds from initial public offering          8,388,250         -
  Proceeds from the exercise of
     employee options                                1,500         -
  Proceeds from issuance of warrants                   100         -
  Series A Preferred Stock offering costs        (252,000)         -
  Payment of debt issuance costs                 (137,612)       (9,175)
  Payments on line of credit                     (600,000)         -
  Payment of related party debt                  (313,410)         -
  Payment on bridge loan                         (300,000)         -
  Principal payments on capital leases            (61,135)         -
  Common Stock offering costs                  (1,633,777)         -
  Payment of dividends on Series A
     Preferred Stock                              (64,197)         -
                                               -----------   -----------
       Net cash provided by financing
          activities                             7,597,867       367,723
                                               -----------   -----------

  The accompanying notes to financial statements are an integral part of these statements.
Page 2 of 2










                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )


                         STATEMENTS OF CASH FLOWS
                         ------------------------


         FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR  THE PERIOD
         --------------------------------------------------------

           FROM INCEPTION (AUGUST 18, 1998) TO DECEMBER 31, 1998
          ------------------------------------------------------


                                                   1999          1998
                                               -----------   -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                   $4,326,964   $    19,735

CASH AND CASH EQUIVALENTS,
  beginning of period                               19,735         -
                                               -----------   -----------

CASH AND CASH EQUIVALENTS, end of period        $4,346,699   $    19,735
                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Cash paid for interest                     $  229,480   $     6,111
                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-
  CASH FINANCING ACTIVITIES:
     Property acquired with capital leases      $  528,258   $     -
     Debt issuance costs included in
       accrued liabilities                      $    -       $    31,185
     Estimated value of shares issued
       to LanXtra management shareholders       $    -       $ 1,876,068


  The accompanying notes to financial statements are an integral part of these statements.


                         CAVION TECHNOLOGIES, INC.
                         -------------------------
                  (Formerly Network Acquisitions, Inc. )



                       NOTES TO FINANCIAL STATEMENTS
                      ------------------------------

                 FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                 ----------------------------------------

              FOR THE PERIOD FROM INCEPTION (AUGUST 18, 1998)
              ----------------------------------------------

                           TO DECEMBER 31, 1998
                           --------------------



1.   DESCRIPTION OF BUSINESS:
     -----------------------

Organization
------------

Cavion Technologies, Inc. (the "Company") offers products and services for business to business communications, secure Internet financial products, such as online banking and bill paying services, and secure Internet access and services for its customers. The Company is also building and managing a secure private communications network exclusively for the credit union industry. This network acts as a communications platform for the delivery of services and information to and from credit unions and related businesses.

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

On October 29, 1999, the Company successfully completed an Initial Public Offering ("IPO"). The number of shares offered and sold were 1,200,000, with an underwriter's over allotment option for an additional 180,000 shares. Total gross proceeds of $7,800,000 were raised in the offering, and the Company, after offering expenses, netted proceeds of approximately $6,288,000. In November 1999, the Company sold 90,500 additional shares from the underwriters overallotment option, raising additional gross proceeds of approximately $588,000, and net proceeds of approximately $467,000. The total number of shares outstanding after the offering was 4,696,826, reflecting the automatic conversion of 700,000 shares of Convertible Preferred Stock into 700,000 shares of common stock upon the closing of the offering. In addition, at the closing of the IPO, the Company issued warrants to purchase 120,000 shares of the Company's Common Stock to the Representative of the underwriter at a price of 125% equal to the IPO price, or $8.125 per share.

Prior to the IPO, the Company financed its operations through a private placement of its 15% notes, which were offered commencing on October 20, 1998 (the "Offering"), the sale of Series A Preferred Stock and funding through a Bridge Loan. The Company advanced a portion of the proceeds from the Offering to LanXtra in anticipation of the acquisition of LanXtra. Through December 31, 1998, the Company had raised $370,000 in the private placement and had advanced LanXtra a total of $335,000 under an agreement dated September 14, 1998.

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

The estimated fair value of assets acquired, liabilities assumed, and consideration issued in the transaction with LanXtra are as follows:

          Consideration:
            Class A Common Stock                       $3,001,710
            Class B Common Stock                          167,197
            Cash                                          338,735
                                                       ----------
                                                        3,507,642
          Add:  Net liabilities (assets) assumed:
            Working capital deficit assumed               706,044
            Property and equipment                      (331,020)
            Borrowings assumed                            924,417
            Other assets                                 (41,815)
                                                       ----------
          Goodwill                                     $4,765,268
                                                       ==========

The Company has recorded the fair value of its stock issued to LanXtra at $3 per share based principally upon its private placement of Series A Preferred Stock completed in February 1999. The transaction with LanXtra resulted in approximately $4,760,000 of goodwill, and will be amortized over five years. Because the business now operated by the Company has never been profitable, and due to the other risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash, accounts receivable, short-term trade payables, putable common stock and borrowings. The carrying values of the instruments acquired from LanXtra approximate the fair value placed upon them on February 1, 1999, in connection with their assumption. Fair values were principally determined by discounting expected future cash flows at a market cost of debt. The fair value of the Company's other borrowings approximate their carrying values based upon current market rates of interest.

Property and Equipment
----------------------

Property and equipment acquired from LanXtra was recorded at its estimated fair value. Additions are recorded at cost. Property and equipment are depreciated using the straight-line method over the lesser of the lease term or their estimated lives as follows:

          Furniture and fixtures                                 7 years
          Network equipment                                  3 - 5 years
          Licensed software                                      3 years
          Leasehold improvements                       Life of the lease


The Company recorded depreciation expense of approximately $116,000 in 1999.

Impairment of Long-Lived Assets
-------------------------------

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived assets. The acquisition of LanXtra generated approximately $4,760,000 of intangible assets, which are continuously reviewed by the Company for impairments.

Offering Costs
--------------

The Company has incurred offering costs which total $1,885,777 for the year ended December 31, 1999. Such costs represent legal and other professional fees incurred related to the Company's IPO and issuance of Series A Preferred Stock. Such costs were recorded as a reduction of IPO proceeds upon the consummation of the IPO on October 29, 1999. In addition to cash offering costs, warrants were issued to the selling agent and underwriter valued at $366,234, which excludes $165,200 worth of warrants issued and later canceled.

Accrued Liabilities
-------------------

Accrued liabilities consist of the following:

                                              December 31,    December 31,
                                                  1999            1998
                                              ------------    ------------
     Accrued payroll and vacation              $ 53,938        $   -
     Accrued professional fees                   67,854            -
     Accrued Telecom and Telecom termination
       fees for Convergent contract              81,392            -
     Other liabilities                          172,340           31,185
                                              ---------        ---------
       Total accrued liabilities               $375,524         $ 31,185
                                              =========        =========

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

Net Loss Per Share
------------------

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings (loss) per share. Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Weighted average common shares excludes 28,648 shares of putable Class B Common Stock as an assumed cash settlement is more dilutive. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has also excluded the weighted average effect of common stock issuable upon exercise of all warrants and options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for the periods presented. The shares excluded related to outstanding options and warrants (without regard to the treasury stock method) at December 31, 1999 and 1998 were 511,000 and 4,440, respectively.

Stock Based Compensation
------------------------

The Company accounts for its employee stock option plan and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretation.

Revenue Recognition
-------------------

The Company generates revenue from three sources: (1) service revenue for the installation of equipment for internet access and access to the Company's secure financial network at customer sites, (2) software license fees, and (3) recurring monthly network access and connectivity fees. Service revenue is recognized as the services are performed. Software license arrangements typically provide for enhancements over the term of the arrangement, and software license fees are generally received in advance, deferred and recognized ratably over the term of the arrangement. Network access and connectivity fees are typically billed in advance and recognized in the month that the access/connectivity is provided.

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

Advertising
-----------

The Company expenses advertising as incurred. Advertising expense was $141,196 and $0 for the years ended December 31, 1999 and 1998, respectively.

Comprehensive Income
--------------------

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From inception through December 31, 1999, there have been no differences between the Company's comprehensive loss and its net loss.

Segment Information
-------------------

In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" ("SFAS No 137"). SFAS No. 137 requires the Company to adopt SFAS No. 133 for all quarters in the year ended December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

In December of 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"). SAB 101 explains the SEC staff's general framework for revenue recognition by stating the criteria that must be met in order to recognize revenue. SAB 101 will be adopted by the Company in the first quarter of fiscal year 2000. The Company has determined that the adoption of SAB 101 will not have a material impact on its financial statements.

3.   BORROWINGS:
     ----------

The Company's borrowings at December 31, 1999 and 1998, consisted of the following:

                                  1999                      1998
                         ----------------------     --------------------
                                     Unamortized              Unamortized
                             Face      Discount       Face      Discount
                            Value                    Value

     Notes payable         $470,000    $   -        $370,000  $(117,167)
                           --------    --------     --------   ---------
                           $470,000    $   -        $370,000  $(117,167)
                           ========    ========     ========   =========


Bridge Loan
-----------

In August 1999, the Company raised $300,000 through Neidiger, Tucker, Bruner, Inc. and First Capital Investments, Inc. ("FCI" or the "Selling Agent"). The Bridge Loan bore interest at 14% and was to mature upon the earlier of the closing of the Company's IPO or one year from the date of the note. The loan was paid in full upon the closing of the IPO. FCI, is a related party through its substantial ownership of the Company's common stock.

Upon their issuance, the proceeds of the Bridge loan were discounted to reflect the estimated fair value of warrants issued to the holders of the bridge loan debt. The discount was amortized as interest expense over the estimated term of the notes. Debt issuance costs in the amount of $31,045 were paid in conjunction with the issuance of these notes and were amortized as interest expense over the term of the notes. The estimated fair value of the warrants was $33,127 and was determined utilizing the Black-Scholes option pricing model, assuming a volatility factor of .001%, a risk free rate of 6.22% and a fair market value of the underlying stock of $6.75 per share. The warrants are still outstanding at December 31, 1999.

Note Payable
------------

Beginning on October 20, 1998, the Company offered through its officers, directors and FCI, up to $2,000,000 of 15% secured notes due October 19, 2000 (the "Notes") along with warrants to purchase Class A Common Stock (the "Warrants"). At December 31, 1998, the Company had raised $370,000 through the Offering. The Company raised a total of $470,000, and the Offering closed on February 8, 1999.

The Notes are secured by substantially all of the assets now owned and hereafter acquired by the Company, including the assets acquired from LanXtra in February 1999. There is no pre-payment penalty.

In connection with the Offering, the Company granted note holders Warrants to purchase 1,200 shares of the Company's Class A Common Stock for every $10,000 of Notes purchased. Accordingly, at December 31, 1998, the Company had issued Warrants for 44,400 shares, and in February 1999, issued Warrants for an additional 12,000 shares. Such Warrants had an exercise price of $0.01 per share. These detachable Warrants were valued at a total of $169,660 utilizing the Black-Scholes option pricing model, assuming a volatility factor of 70%, a risk free interest rate of 4.31% and a fair market value of the underlying common stock of $3 per share. All Warrants have been exercised.

Revolving Line of Credit
------------------------

As part of the Purchase Agreement, a $600,000 Revolving Line of Credit was assumed by the Company. The line of credit accrued interest at a rate equal to the bank's reference rate plus 1.5% (9.25% at December 31, 1998). The Revolving Line of Credit was collateralized by letters of credit issued by the Company and certain LanXtra stockholders as well as by agreements among certain LanXtra stockholders. The Revolving Line of Credit was paid in full and cancelled after the IPO proceeds were received, at which point the corresponding collateralized letters of credit were released.

Notes Payable to Stockholders
------------------------------

The Company assumed notes payable to certain LanXtra stockholders as part of the Purchase Agreement. The maturity date on these notes was extended to the date on which the Company obtains 100 credit union customers (the "100 Credit Union Date"). The 100 Credit Union Date was reached on December 31, 1999. In addition, interest terms were amended such that no interest was to accrue for the remaining term of the notes payable. At the acquisition date, the notes were discounted to reflect their fair value. The discount was amortized as interest expense over the remaining estimated term of the notes. The notes payable to stockholders were repaid in full after the IPO proceeds were received.

As additional consideration for shareholder notes with a face value of $240,000, LanXtra issued 28,648 shares of its putable common stock. These putable shares were exchanged for 28,648 shares of the Company's Class B Putable Common Stock. The lenders have the right to sell these shares back to the Company for a purchase price of $7 per share, through March 30, 2000, or can convert these shares into equivalent shares of Class A Common Stock. If these shares are not redeemed or converted at the request of the shareholder, they will automatically be converted on March 31, 2000. As a result of this transaction, the Class B shares were recorded at their estimated fair value of $167,197. The difference between this amount and the put value of $200,537 was accreted as interest expense over the estimated term of the notes.

Related Party Collateralized Loans
----------------------------------

The Company also assumed certain factoring agreements (the "Agreements") with management and a stockholder of the Company as part of the Purchase Agreement. The interest terms were amended such that no interest would be accrued for the remaining term of the loans and the maturity of these loans was extended to the 100 Credit Union Date. The related party collateralized loans were paid in full after the IPO proceeds were received and cancelled.

Maturities of Borrowings
------------------------

The Company's borrowings as of December 31, 1999, totaling $470,000 mature in year 2000.

4.   RELATED PARTY TRANSACTIONS:
     --------------------------

MoneyLine America, LLC
----------------------

In August 1999, the Company entered into an agreement with MoneyLine America, LLC, (the "MoneyLine Agreement"), which provides that the Company will receive payments under an agreement with MoneyLine to provide on line mortgage lending services for credit unions and their members through the Company's network. This agreement calls for a minimum payment of $300,000 in the first year, beginning September 1999, escalating to $1,000,000 in years six through ten, provided the Company has at least 1,500 credit unions, or 12% of the U.S. credit unions on its network by the end of year three. The amounts received are reflected as deferred revenue - license agreements in the accompanying balance sheets. Fifty percent of MoneyLine America is owned by Boutine Capital, LLC, a principal shareholder of the Company.

Convergent Communications
-------------------------

Effective October 22, 1999, the Company entered into a five-year agreement with Convergent Communications Services, Inc., ("Convergent"). This agreement includes a sale lease back of certain network equipment. Equipment with a net book value of $265,394 was sold for $285,976. A corresponding deferred gain of $20,582 was recorded and will be recognized over the life of the leases. Under this agreement, Convergent will establish, maintain and support network connectivity between the Company's network and its customers, including providing, equipment, maintenance and related services for the network. One of the Company's directors is the Chief Executive Officer and chairman of the board of Convergent Communications, Inc. the parent company of Convergent. In addition, Convergent owns 64,000 shares of the Company's stock at December 31, 1999.

5.   CAPITAL LEASE OBLIGATIONS:
     -------------------------

The Company assumed several capital lease agreements related to computers and various office equipment in conjunction with the Purchase Agreement. The Company has also entered into additional capital lease agreements during the year ended December 31, 1999. The capital leases have terms ranging from 24 to 60 months with interest rates ranging between 9% and 20.3%.

As of December 31, 1999, the present value of the future minimum lease payments is as follows:

          2000                                               $ 196,163
          2001                                                 184,782
          2002                                                 119,455
          2003                                                  93,065
          2004                                                  77,555
                                                             ---------
                                                               671,020
     Less: amounts representing interest                     (147,026)
                                                             ---------
          523,994
     Less: current portion                                   (137,500)
                                                             ---------
     Long-term capital lease obligation                      $ 386,494
                                                             =========


The net book value of assets under capital lease obligations as of December 31,1999 was approximately $530,779.

6.   STOCKHOLDERS' EQUITY:
     --------------------

The Company is authorized to issue 20,000,000 shares of common stock, par value $.0001 per share. The common stock is segregated into two classes:
Class A and Class B. Of the 20,000,000 shares of common stock, 19,970,000 are designated as Class A and 30,000 are designated as Class B.

Class A Common Stock
--------------------

At December 31, 1999, 4,697,326 shares of Class A Common Stock were issued and outstanding. Two million shares were issued for consideration of $.0001 per share (par value). Certain LanXtra shareholders and management were issued 625,356 shares for cash consideration of $.01 per share. The estimated fair value assigned to these shares was $3 per share which is consistent with the value assigned to the 375,214 shares issued to LanXtra in February 1999. The holders of Class A Common Stock are entitled to one vote for each share held on record on each matter submitted to a vote of shareholders. Cumulative voting for election of directors is not permitted. Holders of Class A Common Stock have no preemptive rights or rights to convert their Class A Common Stock into any other securities.

Class B Common Stock
--------------------

As of December 31, 1999, there were 28,648 shares of the Class B voting Common Stock issued and outstanding. These shares were issued in exchange for similar securities of LanXtra as partial consideration for the purchase of LanXtra's business, and are callable by the Company at $7 per share. The holders of Class B Common Stock have the right to sell the Class B Common Stock to the Company at $7 per share or convert their shares to equivalent units of Class A Common Stock on March 30, 2000. If these shares are not redeemed or converted at the request of the shareholder, they will automatically be converted on March 31, 2000. The Class B Common Stock was authorized so that the Company could exchange its Class B Common Stock for LanXtra's existing nonvoting putable common stock with similar terms.

Preferred Stock
---------------

In February 1999, the Board of Directors authorized the Company, without further action by the shareholders, to issue 10,000,000 shares of one or more series of preferred stock at a par value of $.0001, all of which is nonvoting. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. In addition, the Company authorized the sale of 700,000 shares of Series A Convertible Preferred Stock in conjunction with a private placement offering of the stock. Each share of the Series A Preferred Stock was convertible at any time at the holder's option into an equal number of shares of Class A Common Stock of the Company at a conversion price initially equal to the offering price, which was established at $3 per share. Each share of the Series A Preferred Stock was automatically convertible into an equal number of Class A shares upon certain conditions, including an IPO.

The Company sold 700,000 shares of Series A Preferred Stock at $3 per share, raising proceeds of $2,100,000. All Series A preferred shares were converted to Class A Common Stock on the closing date of the IPO. The Series A Preferred Stock bore dividends a the rate of 5% per year, payable in cash or shares of the Company's Class A common stock. During 1999, the Company paid $64,197 of dividends.

Warrants
--------

As part of the underwriter's compensation for the funds raised in the Company's IPO, the Company agreed to sell, for $100, warrants to purchase 120,000 shares of the Class A Common Stock. The warrants are exercisable at any time during a five-year term at an exercise price equal to 125% of the offering price, or $8.125. The warrants outstanding were valued at a total of $366,234, utilizing the Black-Scholes option pricing model assuming a volatility factor of 53%, a risk free interest rate of 6.22% and a fair market value of the underlying shares of $6.50. The value of these warrants were recorded as a reduction of additional paid in capital received from the initial public offering.

In conjunction with the issuance of the August 1999 Bridge Loan, the Company granted the Bridge Loan holders warrants to purchase 5,000 shares of the Company's Class A common stock for every $50,000 of notes purchased. The warrants are exercisable for a period of five years beginning on the earlier to occur of (i) the closing of the IPO or (ii) one year from the date of the warrant. These detachable warrants were valued at a total of $33,127 utilizing the Black-Scholes option pricing model, assuming a volatility factor of 70%, a risk free rate of 6.22% and a fair value of the underlying common stock of $6.75 per share.

The Company issued warrants with the private placement of notes payable in October 1998 which allow the purchase of 1,200 shares of the Company's Class A Common Stock for every $10,000 of notes payable. The exercise price was $0.01 per share. Originally, the warrant exercise period was for a period of one year beginning on the maturity date of the notes payable. On December 22, 1998, the Company accelerated the exercise period to begin immediately and end one year after each note's issuance date. All holders of warrants at that date elected to immediately exercise their warrants. Warrants for 44,400 shares of Class A Common Stock were issued and exercised at December 31, 1998. Warrants for an additional 12,000 shares of Class A Common Stock were issued and immediately exercised during 1999.

The Company redeemed 17,640 and 44,400 shares of Class A Common Stock from its existing shareholders for a redemption price of $.0001 per share during the year ended December 31, 1999 and 1998, respectively. The redeemed shares were reissued in connection with the exercise of the warrants issued to note holders and the Selling Agent.

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

Stock Options
-------------

Effective March 19, 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorizes the issuance of up to 750,000 shares of Class A Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date. Through December 31, 1999, options for 505,500 shares of Class A Common Stock have been issued under the Plan. The outstanding stock options have an average exercise price of $4.19 per share, with a range of $3.00 to $6.25, and vest over various terms with a maximum vesting period of 18 months and expire after the contract period of ten years.

During the year ended December 31, 1999, the Company granted options for 20,000 shares of Class A Common Stock to non-employees in exchange for services. The exercise price of these options range from $3.00 to $6.00 per share. The fair value of these options on the date of grant was approximately $107,000. Expense related to such options will be recorded over the term the services are provided. The fair value of each non-employee option grant was estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used to calculate the fair value were risk free interest rates of 4.48% to 6.22%, no dividend yields, a life of five to ten years and volatility of 53%.

The following table summarizes stock option activity under the Plan:

                               Granted to                Granted to
                               Employees               Non-Employees
                         ----------------------     --------------------

                                       Weighted                 Weighted
                                       Average                  Average
                                       Exercise                 Exercise
                            Shares      Price        Shares      Price
                            ------     --------      ------     --------
Outstanding at
  January 1, 1999            -         $  -            -          $  -

  Granted                 505,500        4.19        20,000      $ 4.50
  Exercised                 (500)        3.00          -             -
  Canceled               (14,000)        3.38          -             -
                          -------       -----        ------       ------
Outstanding at
  December 31, 1999       491,000        4.41        20,000      $ 4.50
                          =======       =====        ======       ======

Exercisable at
  December 31, 1999       157,124       $3.45          -          $  -
                          =======       =====        ======       ======

Weighted average fair
  value of options granted
  during the year                       $1.64                     $2.67
                                         ====                     =====


Under the fair value approach of SFAS 123, the total fair value of options granted under the Plan during 1999 was $829,509. If the Company had accounted for its stock option plan in accordance with SFAS 123, the Company's net loss and pro forma net loss would have been reported as follows:

                                                       Year Ended
                                                   December 31, 1999
                                                   -----------------
     Net loss:           As reported                $ (4,753,519)
                                                      ===========

                         Pro forma                  $ (5,180,247)
                                                      ===========

     Per share data:     As reported                 $      (1.56)
                                                      ===========

                         Pro forma                   $      (1.71)
                                                      ===========

The fair value of each option grant was estimated on the date of the grant using the minimum value method. Assumptions used to calculate the fair value were risk free interest rates of 6.22% to 6.25%, no dividend yields, an expected life of three to five years and volatility of .001% to 53%.


7.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

Legal Matters
-------------

In connection with the Purchase Agreement transaction, a shareholder of LanXtra exercised his rights as a dissenting shareholder. The Company assumed LanXtra's obligation (if any) to this dissenting shareholder. If the shareholder is permitted to pursue his claim in a legal proceeding, LanXtra could be required to pay the shareholder the fair value of his shares immediately before the closing date of the Purchase Agreement. The Company's and LanXtra's management believes that the value paid on account of these shares pursuant to the Purchase Agreement is greater than the amount which the dissenting shareholder could recover under Colorado law. The dissenting shareholder has asserted that the value of his 50,000 LanXtra shares immediately before the closing date of the Purchase Agreement would be approximately $250,000. The ultimate resolution of the matter, which is expected to occur within one year, could result in an obligation to such shareholder. Further, should LanXtra, or the Company as successor, be required to make a payment to this shareholder, such payment could result in the purchase transaction being treated as a taxable transaction which could subject the Company to a significant tax liability.

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


8.   INCOME TAXES:
     ------------

The Company has had losses since its Inception, and therefore has not been subject to federal or state income taxes. As of December 31, 1999, the Company had an accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $5,179,000. Approximately $1,800,000 of this NOL was acquired through the purchaser of LanXtra. This acquired NOL is subject to certain limitations and if utilized would be recorded as a reduction of purchased goodwill. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2014. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change of ownership of a company greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change.

Deferred tax assets and liabilities consist of the following:

                                                 1999            1998
                                               --------        --------

     Current deferred tax assets
       (liabilities):

       Deferred revenue                     $    70,637        $    -
       Accrued compensation                       6,134             -
       Other                                     15,086             -
                                            -----------        ---------
                                                 91,857             -

     Less valuation allowance                  (91,857)             -
                                            -----------        ---------
       Total current deferred tax
         assets (liabilities)                      -                -

     Non-current deferred assets
       (liabilities):

       Net operating loss carryforwards     $ 1,968,155         $ 13,659
       Depreciation differences                (12,129)             -
       Other                                     12,129             -
                                            -----------         --------
                                              1,968,155           13,659
     Less valuation allowance               (1,968,155)         (13,659)
                                            -----------         --------
          Total non-current deferred
            tax assets (liabilities)               -                -
                                            -----------         --------
       Net deferred taxes                   $      -           $    -
                                            ===========        =========


Included in the Company's deferred tax assets is a benefit resulting from the accumulated NOL and other previously unrecognized tax benefits. Recognition of the NOL and these benefits requires future taxable income, the attainment of which is uncertain, and therefore, a valuation allowance has been established for the NOL benefit and for the deferred tax assets in excess of deferred tax liabilities, and no benefit for income taxes has been recognized in the accompanying statements of operations.

The Company recorded income tax expenses and benefits for the years ended December 31 as follows:

                                              1999           1998
                                          -----------     ----------

     Current tax benefit                 $(1,275,298)    $   (3,017)
     Deferred tax benefit                    (61,444)       (10,642)
     Valuation provision                    1,336,742         13,659
                                          -----------     ----------
                                          $      -        $    -
                                          ===========     ==========

The differences in income taxes provided and the amounts determined by applying the federal statutory rate to income taxes result from the following:

                                              1999           1998
                                          -----------    -----------
     Income tax benefit using
       federal statutory rate            $(1,616,196)     $ (12,221)
     State income tax benefit, net          (190,141)        (1,438)
     Goodwill amortization                    331,981           -
     Accretion of debt discount               122,253           -
     Meals, entertainment and other            15,361           -
     Change in valuation allowance          1,336,742         13,659
                                          -----------      ---------
                                          $      -         $    -
                                          ===========      =========


9.   ACQUISITION OF LANXTRA BUSINESS (UNAUDITED):
     -------------------------------------------

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

The pro forma statement of operations for the year ended December 31, 1998 is as follows:

                                                  Pro Forma
                          LanXtra      Cavion    Adjustments   Pro Forma
                         ---------    --------   -----------   ----------
                                                 (unaudited)  (unaudited)

Revenue               $   215,022   $    -       $    -        $ 215,022
Cost of revenue           222,419        -            -          222,419
                      -----------   ---------   ---------      ---------
       Gross profit       (7,397)        -           -           (7,397)

Operating expenses      1,117,892       6,877      914,146 (1) 2,038,915
Nonoperating expenses     845,213      29,067    (584,480)(2)    289,800
                      -----------   ---------    ---------     ---------

     Loss from continuing
       operations    $(1,970,502)  $ (35,944) $ (329,666)   $(2,336,112)
                       ===========   =========  ==========   ===========

Unaudited pro forma net
  loss from continuing
  operations per basic
  and diluted share                                          $      (.77)
                                                              ===========

Weighted average
  shares outstanding                                           3,029,218
                                                              ==========

The pro forma statement of operations for the year ended December 31, 1999 is as follows:

                                                  Pro Forma
                          LanXtra      Cavion    Adjustments   Pro Forma
                         ---------    --------   -----------   ----------
                                    (unaudited)  (unaudited)  (unaudited)

Revenue                 $  37,850  $  618,505    $   -       $   656,355
Cost of revenue            31,898     493,244        -           525,142
                        ---------  ----------    --------    -----------
       Gross profit         5,952     125,261        -           131,213

Operating expenses        213,311   4,392,769       79,421 (1) 4,685,501
Interest expense
  and other                64,069     486,011    (52,932)(2)     497,148
                        ---------  ----------    ---------   -----------
     Net loss          $(271,428)$(4,753,519)   $(26,489)   $(5,051,436)
                        =========  ==========    ========    ===========

Net loss per basic
  share                 $   (1.06) $    (1.56)                $   (1.62)
                        =========   =========                 ==========

Weighted average
  shares outstanding                                           3,112,424
                                                              ==========

Adjustments
-----------

(1)  Amortization of goodwill
(2)  Reduction of interest expense to reflect Cavion's capital structure


10.  SUBSEQUENT EVENTS:
     -----------------

On February 14, 2000, the Company entered into an agreement for investor relations consulting services with Strategic Growth International, Inc. ("SGI"). In connection with the agreement, the Company granted SGI options to purchase 175,000 shares of our class A common stock exercisable at $11.1875 for a period of five years. The agreement has a term of one-year and requires monthly payments of $8,000 to SGI for the services.

On February 17, 2000, the Company entered into an agreement to issue, for $12.00 per share, the closing price on February 14, the date of the offering to the investors, 205,000 shares of its Class A Common Stock in a private transaction. Gross proceeds of $2,460,000 were raised, and the Company, after a reduction of $196,800 for the selling agent's commission, netted proceeds of $2,263,200. In conjunction with this private placement, warrants to purchase 20,500 shares of the Company's Class A Common Stock were issued to the selling agent.









          LANXTRA, INC.
            (Formerly Cavion Technologies, Inc. and Sigmacom Corporation)

          FINANCIAL STATEMENTS
          AS OF JANUARY 31, 1999, DECEMBER 31, 1998,
            AND DECEMBER 31, 1997
          TOGETHER WITH REPORT OF INDEPENDENT
             PUBLIC ACCOUNTANTS


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LanXtra, Inc.:

We have audited the accompanying balance sheets of LANXTRA, INC. (a Colorado corporation; formerly Cavion Technologies, Inc. and Sigmacom Corporation) as of January 31, 1999, December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the one-month period ended January 31, 1999 and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LanXtra, Inc. as of January 31, 1999, December 31, 1998 and 1997, and the results of its operations and its cash flows for the one-month period ended January 31, 1999 and for the years ended December 31, 1998 and 1997 all in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Effective February 1, 1999, substantially all of the Company's assets were transferred to Cavion Technologies, Inc. in exchange for common stock and the assumption of the Company's liabilities. Subsequent to this transaction, the Company's activities will be limited to holding warrants to purchase the common stock of Convergent Communications Services, Inc. and common stock of Cavion Technologies, Inc. In April 1999, the Board of Directors resolved to form a limited liability company and contribute the Company's remaining assets into such company. The ability of the Company and its successor limited liability company to continue operations depends upon the ultimate value, if any, of the financial instruments held and the resolution of the matters discussed in Note 7. This raises substantial doubt about the Company and its successor's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                  ARTHUR ANDERSEN LLP
Denver, Colorado,
May 18, 1999.


                                                            Page 1 of 2
                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )

                              BALANCE SHEETS
                              --------------

                                                      December 31,
                                  January 31,    ---------------------
       ASSETS                         1999        1998            1997
       ------                     ------------ -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents      $     -       $   52,116      $ 350,443
  Accounts receivable                16,458        17,695        114,599
  Prepaids                           33,120        38,295          -
  Inventories                         5,832         5,641          -
                                 ----------    ----------      ---------
     Total current assets            55,410       113,747        465,042
                                 ----------    ----------      ---------
PROPERTY AND EQUIPMENT, at cost:
  Leasehold improvements              7,674         7,674          7,674
  Furniture and fixtures             44,330        44,330         44,330
  Network equipment and
     licensed software              391,880       354,577        233,471
                                 ----------    ----------      ---------
                                    443,884       406,581        285,475
  Less - Accumulated depreciation (112,864)     (104,712)       (38,209)
                                 ----------    ----------      ---------
     Property and equipment, net    331,020       301,869        247,266
                                 ----------    ----------      ---------
DEBT ISSUANCE COSTS, net of
  accumulated amortization of
  $67,500, $67,500 and $49,091,
  respectively                         -             -            18,409

DEPOSIT FOR LETTER OF CREDIT         20,000        20,000         20,000

OTHER ASSETS                         21,815        20,179         17,313
                                 ----------    ----------      ---------
TOTAL ASSETS                     $  428,245    $  455,795      $ 768,030
                                 ==========    ==========      =========

  The accompanying notes to financial statements are an integral part of these balance sheets.


                                                            Page 2 of 2
                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )

                              BALANCE SHEETS
                              --------------

                                                      December 31,
LIABILITIES AND                   January 31,    ---------------------
STOCKHOLDERS' DEFICIT                 1999        1998            1997
---------------------             ------------ -----------   -----------

CURRENT LIABILITIES:
  Accounts payable               $  256,222    $  118,942     $   81,032
  Bank overdraft                     19,397          -              -
  Accrued liabilities               186,444       171,908        211,347
  Accrued interest                  114,322       105,401          9,095
  Deferred revenue and deposits     214,712       198,884          8,695
  Related party collateralized
     loans                           13,410        13,410         75,190
  Current portion of capital
     lease obligations               30,279        32,363         17,661
  Notes payable to stockholders     300,000       300,000         40,000
  Note payable to Cavion            335,000       335,000          -
  Revolving line of credit          600,000       600,000        600,000
                                 ----------    ----------      ---------
     Total current liabilities    2,069,786     1,875,908      1,043,020
                                 ----------    ----------      ---------
LONG-TERM LIABILITIES:
  Capital lease obligations          32,832        32,832         20,475

PUTABLE COMMON STOCK; 58,648,
  58,648 and 30,000 shares issued
  and outstanding, respectively
  (stated at accreted value;
  total redemption value of
  approximately $2.0 million)     1,700,236     1,650,236        837,500

COMMITMENTS AND CONTINGENCIES
  (Notes 1 and 7)

STOCKHOLDERS' DEFICIT:
  Common stock; $.01 par value,
  1,000,000 shares authorized;
  315,112, 315,112 and 286,464
  shares issued, and outstanding
  including 58,648, 58,648 and
  30,000 shares, respectively,
  of putable common stock             3,151         3,151          2,865
Additional paid-in capital          410,735       410,735        410,735
Accumulated deficit             (3,788,495)   (3,517,067)    (1,546,565)
                                  ---------     ---------      ---------
     Total stockholders' deficit(3,374,609)   (3,103,181)    (1,132,965)
                                 ----------    ----------      ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT          $  428,245    $  455,795     $  768,030
                                 ----------    ----------     ----------

  The accompanying notes to financial statements are an integral part of these balance sheets.


                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )

                         STATEMENTS OF OPERATIONS
                         ------------------------

                                   One-Month          Years Ended
                                  Period Ended        December 31,
                                  January 31,   ------------------------
                                      1999        1998            1997
                                  ------------ -----------   -----------
REVENUE:
  Network access and
     connectivity fees          $    24,381   $   147,965    $    24,430
  Installation services              12,800        63,031           -
  Software licensing fees               669         4,026           -
                                -----------   -----------    -----------
     Total revenue                   37,850       215,022         24,430
                                -----------   -----------    -----------
COST OF REVENUE:
  Network access and
     connectivity                    15,645       136,903         51,688
  Installation services              16,253        85,516           -
                                -----------   -----------    -----------
     Total cost of revenue           31,898       222,419         51,688
                                -----------   -----------    -----------
     Gross profit (loss)              5,952       (7,397)       (27,258)
                                -----------   -----------    -----------
OPERATING EXPENSES:
  General and administrative        181,731       869,293        673,034
  Research and development           31,580       248,599        363,741
                                -----------   -----------    -----------
     Total operating expenses       213,311     1,117,892      1,036,775
                                -----------   -----------    -----------
LOSS FROM OPERATIONS              (207,359)   (1,125,289)    (1,064,033)

INTEREST EXPENSE                   (64,069)     (997,503)      (808,822)

OTHER INCOME                           -          152,290         37,361
                                -----------   -----------    -----------
LOSS FROM CONTINUING OPERATIONS   (271,428)   (1,970,502)    (1,835,494)

DISCONTINUED OPERATION:
  Gain from disposal of
     discontinued operation            -             -           418,848
Income from operations of
     discontinued operation            -             -           653,528
                                -----------   -----------    -----------
                                       -             -         1,072,376
                                -----------   -----------    -----------
NET LOSS                       $  (271,428)  $(1,970,502)   $  (763,118)

BASIC AND DILUTED NET LOSS
  FROM CONTINUING OPERATIONS
  PER SHARE                     $      (1.06)$      (7.66)   $     (8.86)
                                ===========   ===========    ===========
BASIC AND DILUTED NET LOSS
  PER SHARE                     $      (1.06)$      (7.66)   $     (3.68)
                                ===========   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED   256,464       257,319        207,205
                                ===========   ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements.


                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )

                    STATEMENTS OF STOCKHOLDERS' DEFICIT
                    -----------------------------------

                 FOR THE ONE MONTH ENDED JANUARY 31, 1999
                 -----------------------------------------
            AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
            ---------------------------------------------------


                                                 Common Stock
                                      ---------------------------------
                                               Shares
                                         (Including Shares
                                             of Putable
                                           Common Stock)         Amount
                                       ----------------------  ---------

BALANCES,
  December 31, 1996          230,000        $   2,300          $  11,250

  Exercise of stock options
     by an employee at an
     exercise price of $.01
     in May 1997               5,000               50               -

  Issuance of common stock
     for cash at $7.77 per
     share in connection
     with the sale of
     discontinued operation   51,464              515            399,485

  Net loss                      -                -                  -
                           ---------        ---------          ---------
BALANCES,
  December 31, 1997          286,464            2,865            410,735

  Issuance of putable
     common stock             28,648              286               -

  Net loss                      -                -                  -
                           ---------        ---------          ---------
BALANCES,
  December 31, 1998          315,112            3,151           $410,735

  Net loss                      -                -                  -
                           ---------        ---------          ---------
BALANCES,
  January 31, 1999           315,112           $3,151           $410,735
                           =========        =========          =========


                                                 Common Stock
                                      ---------------------------------
                                               Shares
                                         (Including Shares
                                             of Putable
                                           Common Stock)         Amount
                                       ----------------------  ---------

BALANCES,
  December 31, 1996      $ (783,447)      $ (783,447)        $ (769,897)

  Exercise of stock options
     by an employee at an
     exercise price of $.01
     in May 1997                -                -                    50

  Issuance of common stock
     for cash at $7.77 per
     share in connection
     with the sale of
     discontinued operation     -                -               400,000

  Net loss                 (763,118)        (763,118)          (763,118)
                           ---------        ---------          ---------
BALANCES,
  December 31, 1997      (1,546,565)      (1,546,565)        (1,132,965)

  Issuance of putable
     common stock               -                -                   286

  Net loss               (1,970,502)      (1,970,502)        (1,970,502)
                           ---------        ---------          ---------
BALANCES,
  December 31, 1998     $(3,517,067)     $(3,517,067)       $(3,103,181)

  Net loss                 (271,428)        (271,428)          (271,428)
                           ---------        ---------          ---------
BALANCES,
  January 31, 1999      $(3,788,495)     $(3,788,495)       $(3,374,609)
                           =========        =========          =========

  The accompanying notes to financial statements are an integral part of these statements.


                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )
                         STATEMENTS OF CASH FLOWS
                          -----------------------

                                   One-Month          Years Ended
                                  Period Ended        December 31,
                                  January 31,   ------------------------
                                      1999        1998            1997
                                  ------------ -----------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                       $(271,428)   $(1,970,502)    $(763,118)
  Adjustments to reconcile net
     loss to net cash used in
     operating activities-
     Depreciation and amortization    8,152         84,912        58,284
     Gain from disposal of
       discontinued operations         -              -        (418,848)
     Provision for doubtful
       accounts                        -              -           20,923
     Accretion of putable stock      50,000        612,200       577,500
     Accretion of discount on
       bridge loan                     -           200,536          -

  Change in operating assets and
     liabilities-
     Accounts receivable              1,237         96,904     (135,522)
     Prepaids and inventories         4,984       (43,936)          -
     Other assets                   (1,636)        (2,866)       (7,970)
     Accounts payable               137,280         37,910        69,186
     Accrued liabilities             23,457         56,867       184,169
     Deferred revenue                15,828        190,189         8,695
     Decrease in net assets of
       discontinued operations         -              -           64,884
                                 ----------     ----------    ----------
       Net cash used in
         operating activities      (32,126)      (737,786)     (341,817)
                                 ----------     ----------    ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and
     equipment                     (37,303)       (71,154)     (181,422)
  Proceeds from disposal of
     discontinued operations           -              -          475,000
                                 ----------     ----------    ----------
     Net cash (used in) provided
       by investing activities     (37,303)       (71,154)       293,578
                                 ----------     ----------    ----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Cash overdraft                     19,397           -             -
  Proceeds from notes payable          -              -             -
  Proceeds from issuance of common
     stock                             -               286       400,050
  Repayments of related party
     loans                             -         (61,780)       (50,000)
  Cash received on related party
     loans                             -              -           75,190
  Repayments of stockholder notes      -              -         (28,721)
  Cash received from stockholder
     notes                             -           260,000          -
  Cash received from Cavion            -           335,000          -
  Payment on capital lease
     obligations                    (2,084)       (22,893)       (6,625)
                                 ----------     ----------    ----------
  Net cash provided by
     financing activities            17,313        510,613       389,894
                                 ----------     ----------    ----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS             (52,116)      (298,327)       341,655

CASH AND CASH EQUIVALENTS,
  beginning of period                52,116        350,443         8,788
                                 ----------     ----------    ----------

CASH AND CASH EQUIVALENTS,
  end of period                  $     -       $    52,116    $  350,443
                                 ==========     ==========    ==========
SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

     Property acquired with
       capital leases            $     -        $   49,952    $   44,761
                                 ==========     ==========    ==========
     Putable common stock
       issued in conjunction
       with stockholder notes    $     -        $  200,536     $    -
                                 ==========     ==========    ==========
     Cash paid for interest      $    5,148     $   88,461    $   66,496
                                 ==========     ==========    ==========

  The accompanying notes to financial statements are an integral part of these statements.


                               LANXTRA, INC.
                               -------------
      (Formerly Cavion Technologies, Inc. and Sigmacom Corporation )



                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------

                 FOR THE PERIOD ENDED JANUARY 31, 1999 AND
                ------------------------------------------
                FOR YEARS ENDED DECEMBER 31, 1998 AND 1997
                ------------------------------------------



(1)  DESCRIPTION OF BUSINESS
     -----------------------

     Organization
     ------------

Sigmacom Corporation ("Sigmacom") was incorporated under the laws of the state of Colorado on June 26, 1992. In 1998 Sigmacom changed its name to Cavion Technologies, Inc. Effective January 1999, Cavion Technologies, Inc. changed its name to LanXtra, Inc. ("LanXtra" or the "Company"). Before 1998, the Company was engaged in integrating computer networks and communications technologies for financial institutions, Fortune 1000 companies and government agencies. On December 3, 1997, the Company entered into an asset purchase agreement with Convergent Communications Services, Inc. ("Convergent") for the sale of certain assets of the Company, including all assets related to the Company's network integrator business, including, without limitation, the name, "Sigmacom".

Since January 1, 1998, the Company has been engaged in developing and marketing a suite of network products and services for the credit union industry that includes: (1) a secure network that enables access via the internet or an intranet; (2) secure internet financial products such as internet banking software; and (3) secure internet access services for credit unions.

Subsequent to the transaction discussed below, the Company's activities will be limited to holding warrants for the purchase of Convergent common stock and common stock of the new Cavion Technologies, Inc. Further, in April 1999, the Board of Directors resolved to form a limited liability company and contribute the Company's remaining assets into such company. The ability of the Company and its successor limited liability company to continue operations depends upon the ultimate value, if any, of the financial instruments held and the resolution of the matters discussed in
Note 7. This raises substantial doubt about the Company and its successor's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Transfer of the Company's Assets, Liabilities and Operations
     ------------------------------------------------------------

In August 1998, the Company signed a letter of intent to transfer its assets and operations to a company to be renamed Cavion Technologies, Inc. ("Cavion"). In December 1998, the Company signed an Asset Purchase Agreement (the "Purchase Agreement") with Cavion for the transfer of substantially all the assets of the Company in exchange for 375,214 shares and 28,648 shares of Cavion's Class A and B common stock, respectively, and the assumption of liabilities. Also in December 1998, management shareholders of LanXtra received 625,356 shares of Class A common stock directly from Cavion. These management shareholders held sufficient voting shares, directly and indirectly through irrevocable proxies, to approve the transaction with Cavion.

The Class A common stock and Class B common stock of Cavion are alike in all respects, except that the Class B common shareholders have the option to put those shares to Cavion for $7 per share and a parallel call option is held by Cavion. The Class A common stock issued to the Company represents approximately 12% of the common equity of Cavion. The Purchase Agreement was consummated on February 1, 1999 and Cavion has subsequently assumed the operations of the Company. During the period from August 1998 through February 1, 1999, Cavion provided loans to the Company totaling $335,000 at January 31, 1999. Such loans were forgiven as part of the transaction. In management's opinion, the purchase of the Company's assets and assumption of its liabilities by Cavion will qualify under Internal Revenue Code regulations as a tax free reorganization.

Upon consummation of the Purchase Agreement, several of the Company's contractual arrangements were significantly modified. The Company's Investment Agreement, warrant and option agreements were cancelled and certain debt maturities were rescheduled by the creditors (see Notes 3 and 5).

Cavion is an entity formed by various third parties to acquire the business conducted by the Company. Through January 31, 1999, Cavion had raised $370,000 through debt offerings, $335,000 of which was advanced to the Company as of January 31, 1999. In February 1999, Cavion conducted a private placement of its Series A preferred stock, raising approximately $2 million.

The business now conducted by Cavion has never been profitable, and there is substantial risk associated with the Company's investment in Cavion common stock. It is probable that the value of this common stock will be highly volatile and it is reasonably possible that the ultimate value realized from the stock could be zero.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------

     Basis of Presentation
     ---------------------

Accounting for transactions during the one-month period ending January 31, 1999, is on the same basis of accounting as for the years ended December 31, 1998 and 1997. The Company has presented information as of and for the one-month period ended January 31, 1999, as this represents the final period in which the business transferred to Cavion was conducted by the Company.

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

     Cash and Cash Equivalents
     -------------------------

The Company considered all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Fair Value of Financial Instruments
     -----------------------------------

The fair value of the Company's cash and cash equivalents, trade receivables and payables approximated their carrying amounts due to their short-term nature. The fair value of the Company's other financial instruments are as follows:

                                             January 31, 1999 and
                                              December 31, 1998
                                         ---------------------------
                                                           Approximate
                                           Carrying            Fair
                                            Amount            Value
                                         ------------      ------------
Related party collateralized loans          $  13,410        $  11,000
Notes payable to stockholders                 300,000          260,000
Revolving line of credit                      600,000          600,000
Putable stock                     1,700,236/1,650,236          175,000

                                              December 31, 1997
                                         ---------------------------
                                                           Approximate
                                           Carrying            Fair
                                            Amount            Value
                                         ------------      ------------

Related party collateralized notes          $  75,190         $  6,000
Notes payable to stockholders                  40,000            3,000
Revolving line of credit                      600,000          600,000
Putable stock                                 837,500           15,000


Fair values at January 31, 1999 and December 31, 1998 have been estimated using the values placed on them by the buyer in the transaction described above. Fair values at December 31, 1997, have been estimated based upon the terms of subsequent financings.

     Concentration of Credit Risk
     ----------------------------

Financial instruments which potentially subjected the Company to concentrations of credit risk were accounts receivable, which were concentrated among credit union customers. The Company performed ongoing credit evaluations of its customers' financial condition and generally required no collateral. Additionally, the Company managed a portion of its credit risk by billing certain services in advance. The Company had no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other hedging arrangements.

     Property and Equipment
     ----------------------

Property and equipment were recorded at cost and depreciated using the straight-line method over the lesser of the lease term or their estimated lives as follows:

          Furniture and fixtures                            7 years
          Computer equipment                            3 - 5 years
          Licensed software                                 3 years
          Leasehold improvements                  Life of the lease

     Impairment of Long-Lived Assets
     -------------------------------

The Company reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. During 1997 and 1998 and in January 1999, no impairment losses were recorded.

     Accrued Liabilities
     -------------------

Accrued liabilities consist of the following:

                                       January 31,      December 31,
                                           1999       1998       1997
                                         --------   --------   --------
  Wages payable and accrued vacation   $  48,545   $  44,661   $  30,924
  Accrued vendor payable                  78,673      78,673      78,673
  Accrued professional fees               41,257      27,500       9,657
  Other liabilities                       17,969      21,074      92,093
                                        --------    --------    --------
     Total accrued liabilities          $186,444    $171,908    $211,347
                                        ========    ========    ========

     Income Taxes
     ------------

A current provision for income taxes was recorded for actual or estimated amounts payable or refundable on tax returns filed or to be filed for each year. Deferred income tax assets and liabilities were recorded for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards. The overall change in deferred tax assets and liabilities for the period measured the deferred tax expense for the period. Effects of changes in tax laws on deferred tax assets and liabilities were reflected as adjustments to tax expense in the period of enactment. Deferred tax assets were recognized for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets were then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, were not expected to be realized.

     Net Loss Per Share
     ------------------

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which requires the presentation of both basic and diluted earnings (loss) per share. Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period, excluding putable common stock as an assumed cash settlement is more dilutive than a share settlement. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect of common stock issuable upon exercise of all warrants and options for common stock from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for all periods presented. The shares excluded (without regard to the treasury stock method) are as follows:

          For the year ended December 31:
               1998                               531,978
               1997                               307,113

There are no such shares excluded for the month ended January 31, 1999, due to the cancellation of options and warrants at December 31, 1998.

Basic and diluted net loss per share is computed using the following average shares outstanding:

                                Month Ended     Years Ended December 31,
                                January 31,     ------------------------
                                   1999           1998           1997
                               -----------     ----------     ----------
Weighted average shares
  outstanding                  315,112          304,130          237,205
Less:  Weighted average
  shares of putable stock     (58,648)         (46,811)         (30,000)
                              --------         --------         --------
Net weighted average shares
  outstanding                  256,464          257,319          207,205


     Stock Based Compensation
     ------------------------

The Company accounted for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provide pro forma disclosures for employee stock grants made in 1997 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

     Revenue Recognition
     -------------------

The Company generated revenue from three sources: (1) service revenue for the installation of internet access equipment at customer sites, (2) software license fees, and (3) recurring monthly network access and connectivity fees. Service revenue was recognized as the services were performed. Software license arrangements typically provided for enhancements over the term of the arrangement, and software license fees were generally received in advance, deferred and recognized ratably over the term of the arrangement. Network access and connectivity fees were typically billed in advance and recognized in the month that the access/connectivity was provided.

     Software Development Costs
     --------------------------

Capitalization of software development costs commenced upon the establishment of technological feasibility of the software product. The Company's software products were deemed to be technologically feasible at the point the Company commenced field testing of the software. The period from field testing to general customer release of the software was brief and the costs incurred during this period were insignificant.
Accordingly, the Company did not capitalize any qualifying software development costs.

     Comprehensive Income
     --------------------

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From its inception through January 31, 1999, there were no differences between comprehensive loss and net loss.

     Segment Information
     -------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it had one reportable operating segment at December 31, 1998 and January 31, 1999.

     Recently Issued Accounting Pronouncement
     ----------------------------------------

     Statement of Financial Accounting Standards No. 133

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company is required to adopt SFAS No. 133 in the year ended December 31, 2000. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company's derivative financial instruments include a written put on the Company's common stock and the Convergent warrants (Note 8).

     Reclassifications
     -----------------

Certain amounts in the 1997 financial statements have been reclassified to conform to the current year presentation.

(3)  DEBT
     ----

     Revolving Line of Credit
     ------------------------

In 1996, the Company entered into a two-year revolving line of credit (the "Revolving Line of Credit") with a bank which allows for borrowings up to $600,000. Interest accrues at a rate equal to the Bank's reference rate plus 1.5% (9.25%, 9.25% and 10% at January 31, 1999, December 31, 1998 and
1997, respectively). The Revolving Line of Credit is collateralized by letters of credit issued by the Company and certain stockholders as well as by agreements among certain stockholders (see Note 5). In 1998, the Revolving Line of Credit was extended and all amounts outstanding were due on January 31, 1999. As part of the Purchase Agreement, the Revolving Line of Credit was assumed by Cavion and the maturity date of the loan was extended to December 31, 1999.

As part of the 1997 asset sale agreement with Convergent, it was agreed that the Company would be reimbursed for interest expense incurred on the Revolving Line of Credit if certain revenue targets were achieved on the line of business sold. In 1998, Convergent reimbursed the Company for interest expense totaling $30,334 until June 30, 1998, when such reimbursements were discontinued because the revenue targets were not met.

     Notes Payable to Stockholders
     -----------------------------

The notes payable to stockholders consist of eight notes totaling $300,000 at January 31, 1999, and December 31, 1998. Two of the notes have an aggregate principal balance of $40,000 and accrue interest at a rate of prime plus 2% (9.75%, 9.75% and 10.5% as of January 31, 1999, December 31, 1998 and 1997, respectively). During 1999, 1998 and 1997, the Company continued to accrue interest in accordance with the terms of the notes. The notes are unsecured.

Effective May 28, 1998, the Company entered into six note payable agreements (the "Bridge Loans") with certain stockholders and management (the "Lenders"), whereby the Company borrowed $260,000. Interest on the Bridge Loans was payable at the rate of 42% per year. Under the original terms of the Bridge Loans, the principal was payable in monthly installments and the balance, including accrued interest, was due on January 1, 1999. In connection with the Purchase Agreement, the maturity was extended to the date on which Cavion obtains 100 credit union customers (the "100 Credit Union Date"). In addition, interest terms were amended such that no interest will accrue after December 31, 1998. The Bridge Loans are unsecured.

As additional consideration for the Bridge Loans, the Lenders were issued 28,648 shares of the Company's nonvoting common stock for $.01 per share. The Lenders had the right to sell these shares back to the Company for a purchase price of $7 per share, during a 60-day period beginning January 1, 1999. As a result of this transaction, $200,536 was recorded as a debt discount and accreted as interest expense in 1998. The common stock was accreted to its redemption value at December 31, 1998. The right to sell shares back to the Company was canceled in conjunction with the Purchase Agreement, in exchange for the stockholders being granted the same rights in 28,648 shares of Cavion's Class B common stock.

     Note Payable
     ------------

On September 14, 1998, the Company entered into a loan agreement with Cavion to borrow up to $300,000, at an interest rate of 16% and a maturity date of March 14, 1999. The note was secured by substantially all of the tangible and intangible assets of the Company (including its technology). On December 29, 1998, Cavion agreed to lend up to an additional $55,000 under the same terms, and advanced $35,000 of this amount. As part of the Purchase Agreement, this loan was forgiven.

     Related Party Collateralized Loans
     ----------------------------------

The Company entered into factoring agreements (the "Agreements") with management and a stockholder of the Company. Accrued interest as of January 31, 1999, December 31, 1998 and 1997, under the Agreements was $27,952, $27,952 and $6,905, respectively, and is included in accrued interest in the accompanying financial statements. Under the terms of the Agreements, interest accrued on the outstanding balances at a rate of 3% for the first 30 days and 1% for each additional 10 days until the outstanding balances were paid in full. In connection with the Purchase Agreement, the maturity of these loans was extended to the 100 Credit Union Date. In addition, interest terms were amended such that no interest will accrue after February 1, 1999.

(4)  CAPITAL LEASE OBLIGATIONS
     -------------------------

The Company entered into various capital lease agreements related to computers and various office equipment. The capital leases have terms ranging from 24 to 36 months with interest rates ranging between 11.4% and 20.3%.

As of December 31, 1998, the present value of future minimum lease payments are as follows:

     Year Ending December 31,
       1999                                              $ 39,509
       2000                                                21,513
       2001                                                15,578
                                                        ---------
                                                           76,600
     Less: amounts representing interest                 (11,405)
                                                        ---------
                                                           65,195
     Less: current portion                               (32,363)
                                                        ---------
     Long-term capital lease obligation                  $ 32,832
                                                        =========

The net book value of assets under capital lease obligations as of January 31, 1999 was $65,069.

(5)  STOCKHOLDERS' DEFICIT
     ---------------------

     Investment Agreement
     --------------------

In August 1996, the Company entered into an investment agreement (the "Investment Agreement") under which the Company sold 30,000 shares of common stock to an investor group at par value, subject to a put option agreement (the "Put Options"). The investor group provided letters of credit for $600,000 to secure the Company's Revolving Line of Credit. The Put Options were exercisable for a 60-day period beginning August 1, 1999.

The original terms of the Put Options provided that they would be canceled if the Company completes a public stock offering and repaid the Revolving Line of Credit. The amounts to be redeemed under the Put Options were being accreted over the period to their exercise date using the straight line method, and has been included in interest expense in the accompanying statements of operations. Contingent upon consummation of the Purchase Agreement with Cavion, the investor group, under a separate agreement, has agreed to cancel the Put Options. The letters of credit provided by the investor group continue to secure the Company's Revolving Line of Credit until it is repaid by Cavion. However, LanXtra is obligated to reimburse the investor group in the event of foreclosure on their collateral.

If Cavion defaults on the Revolving Line of Credit, 171,000 shares of the Company's outstanding common stock held by certain members of the Company's investor group are to be forfeited and transferred back to the Company.

     Warrants
     --------

The Investment Agreement required that if the Company repaid its Revolving Line of Credit but failed to complete a qualified initial public offering by January 31, 2000, the investor group would be issued warrants to purchase 30,000 shares of common stock. The warrants will have an exercise price equal to the book value per share on December 31, 1999, and are exercisable anytime within three years from the date of issuance. As part of the Purchase Agreement, such warrants were canceled.

The Company also issued a stockholder warrants to purchase 7,113 shares of common stock in consideration for services performed in connection with the Investment Agreement. The warrants had an exercise price of $ 7.70 and are exercisable upon the expiration or the exercise of the Put Option. No value was attributed to these warrants as it was unlikely these warrants would be exercised prior to the exercise date. As part of the Purchase Agreement, such warrants were canceled.

     Stock Options
     -------------

In 1997, the Company adopted a stock option plan. Stock options to employees were granted at various exercise prices and vested between one and five years.

The following table summarizes stock option activity for the plan:

                                  1998                      1997
                         ----------------------     --------------------
                                       Weighted                 Weighted
                                       Average                  Average
                                       Exercise                 Exercise
                            Shares      Price        Shares      Price
                            ------     --------      ------     --------
Outstanding at
  beginning of year       270,000       $ 7.50        5,000       $0.01
  Granted                 196,217         4.60      292,105       $6.94
  Cancelled             (466,217)        (5.93)    (22,105)       $0.01
  Exercised                  -            -         (5,000)       $0.01
                        ---------     ---------   ---------    ---------
Outstanding at end
  of year                    -        $   -         270,000       $7.50
                        =========     =========   =========    =========

Weighted average fair
  value of options
  granted during the year                $1.79                    $1.63
                                      =========                =========

As of December 31, 1998, all outstanding options for common stock were canceled.

Under the fair value approach of SFAS 123, the total fair value of options granted under the Plan during 1997 was approximately $478,000. If the Company had accounted for its stock option plan in accordance with SFAS 123, the Company's net loss and pro forma net loss would have been reported as follows:

                                                  1998           1997
                                                --------       --------
     Net loss:           As reported        $(1,970,502)     $(763,118)
                                             ===========      =========

                         Pro forma          $(2,321,196)     $(819,242)
                                             ===========      =========

     Per share data:     As reported              $(7.66)        $(3.68)
                                             ===========      =========

                         Pro forma                $(9.02)        $(3.95)
                                             ===========      =========


The fair value of each option grant was estimated on the date of the grant using the minimum value method. Assumptions used to calculate the fair value were risk free interest rates of 6.22% to 6.25%, no dividend yields, an expected life of three to five years and volatility of .001%.

(6)  INCOME TAXES
     ------------

From inception, the Company has generated losses for both financial reporting and tax purposes. At January 31, 1999, December 31, 1998 and 1997, the Company had a net operating loss carryforward for income tax purposes of approximately $1,550,000, $1,328,000 and $530,000, respectively. These would expire beginning in 2011 through 2018, if not utilized. The net loss carryforwards resulted in a deferred tax asset of approximately $613,000, $530,000 and $199,000 at January 31, 1999,
December 31, 1998 and 1997, respectively. Due to the uncertainty relating to the realization of the benefit of the net operating loss carryforward, a valuation allowance has been recorded for the full amount.

The Company paid no federal or state income taxes in 1998 or 1997.

The effective tax rate differs from the statutory tax rate applied to the loss from continuing operations for the following reasons:




                                         January
                                           1999       1998       1997
                                        ---------   --------   --------
Expected federal benefit               $(92,285)  $(669,971) $(624,067)
Expected state benefit, net of federal   (8,957)    (65,027)   (60,571)
Non-deductible accretion                  18,650     403,998    229,039
Increase in valuation allowance           82,592     331,000    455,599
                                       ---------    --------   --------
  Provision/benefit for income
     taxes related to loss from
     continuing operations            $    -       $    -     $    -
                                       =========    ========   ========

No taxes were provided against the gain and results from discontinued operations as no incremental taxes were due.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Leases
------

The Company had operating lease agreements relating to office facilities and equipment which expire through 2000. Future minimum lease payments under these agreements were as follows:

     Year Ended December 31,
       1999                                          $60,049
       2000                                            2,298
                                                    --------
                                                     $62,347
                                                    ========

Rent expense for the years ended December 31, 1998 and 1997 was approximately $60,621 and $73,000, respectively, and approximately $5,000 for January 1999. Obligations for payments under these leases were assumed by Cavion.

     Legal Matters
     -------------

In the normal course of business, the Company is subject to, and may become a party to, litigation arising out of its operations. In management's opinion, none of the matters currently in actual or threatened litigation will have a material impact on the Company's financial position or results of operations.

In connection with the Purchase Agreement transaction, a shareholder of the Company exercised his rights as a dissenting shareholder. If the shareholder is permitted to pursue this claim in a legal proceeding, the Company could be required to pay the shareholder the fair value of his shares immediately before the closing date of the Purchase Agreement. Management believes that the value paid on account of these shares pursuant to the Purchase Agreement is greater than the amount which the dissenting shareholder could recover under Colorado law. The dissenting shareholder has asserted, however, that the value of his 50,000 LanXtra shares immediately before the closing date of the Purchase Agreement is approximately $250,000. The ultimate resolution of the matter, which is expected to occur within one year, could result in an obligation to the shareholder. Further, should the Company, or Cavion as successor, be required to make a payment to this shareholder, such payment could result in the Cavion purchase transaction being treated as a taxable transaction which could subject the Company to a significant tax liability.

(8)  DISCONTINUED OPERATION
     ----------------------

On December 3, 1997, the Company sold the network integrator operations (the "Discontinued Operation") of the Company for cash of $475,000. This transaction resulted in a gain of $418,848. The Company also received $30,334 in 1998 from Convergent related to this transaction and has included this amount in other income for 1998.

In conjunction with the sale, the Company also issued Convergent 51,464 shares of common stock in exchange for $400,000.

The Company also received a warrant to purchase 50,000 shares of Convergent's common stock at an exercise price of $7.50 per share. The warrant was exercisable immediately and expires on December 3, 1999. As of January 31, 1999, the Company had not exercised the warrant. No value has been attributed to this warrant in the accompanying financial statements as management believes the value of this warrant is nominal. Convergent is not a publicly traded company, and based on information available to the Company, the exercise price is significantly in excess of the estimated market value of Convergent's common stock.

Summarized results of operations financial position and earnings per share data of the discontinued operations were as follows:

                                                   For the Year Ended
                                                   December 31, 1997
                                                   ------------------
Results of operations:
   Revenue                                             $3,723,130
   Net income from discontinued operation                 653,528

Basic and diluted per share information:

   Basic and diluted net income from discontinued
   operation                                                $3.15

   Basic and diluted gain on sale of
   discontinued operation                                   $2.02
                                                           ======

(9)  CONDENSED FINANCIAL STATEMENTS, AFTER CONSUMMATION
     --------------------------------------------------
     OF PURCHASE AGREEMENT (UNAUDITED)
     ---------------------------------

The following unaudited balance sheet reflects the Company's balance sheet following the transfer of the Company's assets to and assumption of its liabilities by Cavion which was completed February 1, 1999 (see Note 1). The investment in Cavion stock has been recorded at the net book value of the assets transferred to and liabilities assumed by Cavion. Because the liabilities assumed by Cavion exceeded the value of the assets transferred and the Company was relieved from its obligations for those transferred liabilities, the investment in Cavion was recorded at zero. As discussed in Note 8, management believes that the fair value of the Convergent warrants was zero.

     Investment in Cavion common stock            $         -
     Investment in Convergent warrants                      -
                                                   --------------
                                                  $         -
                                                   ==============
     Stockholders' equity (deficit)               $         -
                                                   ==============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the period of this report.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.    Description
-----------    -----------

               2    Asset Purchase Agreement with Cavion Technologies,
               Inc. dated December 31, 1998 (incorporated by reference from Exhibit 2 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               3.1a Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on February 1, 1999 (incorporated by reference from Exhibit 3.1a of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               3.1b Articles of Amendment to the Amended and Restated Articles of Incorporation setting forth Statement of Designation of Series and Determination of Rights and Preferences of convertible preferred stock, Series A, as filed with the Colorado Secretary of State on February 26, 1999 (incorporated by reference from Exhibit 3.1b of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               3.2 Amended and Restated Bylaws of the Company as adopted by its Board of Directors on March 22, 1999 (incorporated by reference from Exhibit 3.2 of the Company's
               Registration Statement on Form SB-2 (No. 333-80421))

               4.1 Specimen Certificate for $.0001 par value Class A common stock of the Company (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               4.2 Specimen Certificate for $.0001 par value Class B common stock of the Company (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               4.3 Specimen Certificate for $.0001 par value Series A preferred stock of the Company (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               4.4 Form of Subscription Agreement in the Offering of convertible preferred stock of the Company (incorporated by reference from Exhibit 4.4 of the Company's
               Registration Statement on Form SB-2 (No. 333-80421))

               4.5 Form of Preferred Stock Warrant issued to Neidiger, Tucker, Bruner, Inc. (incorporated by reference from
               Exhibit 4.5 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               4.6 Form of Subscription Agreement in the 1999 offering of Promissory Notes and Warrants (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               4.7 Form of Warrant in the 1999 offering (incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.1 Promissory Note to Herman D. Axelrod dated July 1, 1992 (incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.2 Promissory Note to Craig E. Lassen dated August 1, 1992 (incorporated by reference from Exhibit 10.2 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.3 Factoring Agreements to Herman D. Axelrod dated September 8, 1997 and September 15, 1997 (incorporated by reference from Exhibit 10.3 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.4 Factoring Agreement to Craig E. Lassen dated October 15, 1997 (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.5 Bridge Loan Agreement, Promissory Notes and Put Agreement with Far East Holdings, Ltd., Martin Cooper and Fairway Realty Associates with Sigmacom Corporation dated May 28, 1998 (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.6 Additional Bridge Loan Agreement, Promissory Notes and Put Agreement with Jeff Marshall, David Selina and Randal Burtis dated May 28, 1998 (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.7 Termination and Modification Agreement dated September 28, 1998, and Amendment to Termination and Modification Agreement dated January 15, 1999, with British Far East Holdings, Ltd., William M.B. Berger Living Trust, Martin Cooper, Fairway Realty Associates, Craig Lassen, Herman Axelrod and David Selina (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.8 Engagement Letter with First Capital Investments, Inc. dated September 20, 1998 (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.9 Form of 15% Secured Promissory Notes due October 19, 2000 (incorporated by reference from Exhibit 10.9 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.10 Agreement for Post-Closing Adjustments by and among Venture Funding, Ltd., Boutine Capital, LLC, Network Acquisitions, Inc., Cavion Technologies, Inc., Craig E. Lassen, David J. Selina and Jeff Marshall dated February
               1, 1999 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.11 Share Allocation Agreement by and among Venture Funding Ltd., Boutine Capital, LLC, Cavion Technologies, Inc., LanXtra, Inc., Craig E. Lassen, David J. Selina and Jeff Marshall, dated April 16, 1999 (incorporated by reference from Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.12 Office Lease Agreement with TTD Associates dated December 4, 1996 for the corporate offices located at 7475 Dakin Street, Denver, Colorado (incorporated by reference from Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.13 Business Loan Agreement and Promissory Note with US Bank dated January 18, 1999, and First Amendment to Business Loan Agreement with US Bank dated March 24, 1999 (incorporated by reference from Exhibit 10.13 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.14 Executive Employment Agreement with David J. Selina effective February 1. 1999 (incorporated by reference from Exhibit 10.14 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.15 Executive Employment Agreement with Marshall E. Aster effective March 8, 1999 (incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.16     Executive Employment Agreement with Jeff
               Marshall effective February 1, 1999 (incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.17 Executive Employment Agreement with Craig E. Lassen effective February 1, 1999 (incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.18 Equity Incentive Plan dated March 19, 1999 (incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.19 Form of Indemnification Agreement with officers and directors (incorporated by reference from Exhibit
               10.19 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.20 Agreement to Modify Deferred Obligations dated May 28, 1999 with British Far East Holdings, Ltd., William M.B. Berger Living Trust, Martin Cooper, Fairway Realty Associates, David J. Selina, Jeff Marshall, Randal W. Burtis, Convergent Communications, Inc., Craig E. Lassen and Herman D. Axelrod (incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.21 Form of Secure Network Services Agreement (incorporated by reference from Exhibit 10.21 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.22 Forms of Lock-Up Agreements among the officers and directors of the Company, 5% or more shareholders and the other shareholders and the Representative (incorporated by reference from Exhibit 10.22 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.23 Settlement Agreement and Mutual General Release with Craig E. Lassen dated June 8, 1999 (incorporated by reference from Exhibit 10.23 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.24 Form of Promissory Note in the 1999 offering (incorporated by reference from Exhibit 10.24 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.25 License Agreement with MoneyLine America, LLC dated August 18, 1999 (incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.26 Network Service Master Agreement with Convergent Communications Services, Inc., dated October 22, 1999 (incorporated by reference from Exhibit 10.26 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.27 License and Referral Agreement with Cardinal Services Corporation dated September 27, 1999
               (incorporated by reference from Exhibit 10.27 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

               10.28 Office Lease with NY/BDP Flex I., LLC dated October 29, 1999 (incorporated by reference from Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1999)

               23   Consent of Arthur Andersen LLP

               27   Financial Data Schedule

Reports on Form 8-K
-------------------

               None.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAVION TECHNOLOGIES, INC.


                                   By:/s/David J. Selina
                                        David J. Selina, President

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


/s/David J. Selina                                Date: March 7, 2000
David J. Selina,
Director, President, Chief Executive Officer,
Principal Executive Officer and Chief
Operating Officer


/s/Marshall E. Aster                              Date: March 7, 2000
Marshall E. Aster, Chief Financial Officer
and Principal Financial and Accounting
Officer


/s/Andrew I. Telsey                               Date: March 7, 2000
Andrew I. Telsey, Director


/s/Stephen B. Friedman                            Date: March 7, 2000
Stephen B. Friedman, Director


/s/Jeffrey W. Marshall                            Date: March 7, 2000
Jeffrey W. Marshall, Director


/s/John R. Evans                                  Date: March 7, 2000
John R. Evans, Director


                               EXHIBIT INDEX


     The following documents have been filed herewith electronically.

No.  Description
---  -----------

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule