Form 10QSB
period 2000-03-31
CAVION TECHNOLOGIES INC
filed 2000-05-10
CIK 1081938

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

Commission File No. 0-27055

                            CAVION TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

           Colorado                                       84-1472763
(State or other jurisdiction                           (I.R.S. Employer
      of incorporation)                               Identification No.)

                              6446 S. Kenton Street
                            Englewood, Colorado 80111
                                 (720) 875-1900
          (Address and Telephone Number of Principal Executive Offices)


                                 TITLE OF CLASS
                     Class A Common Stock, $.0001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X]  Yes     [ ]  No


The number of shares outstanding of the issuer's class of common stock as of May 8, 2000:

          CLASS OF SECURITIES                    OUTSTANDING SECURITIES
     $.0001 per volume Common Stock                     4,964,808



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      INDEX

                                                                                                               PAGE
Part I.  Financial Information

         Item 1.  Unaudited Financial Statements:
              Cavion Technologies, Inc.
                  Balance Sheets as of March  31, 2000 and December 31, 1999......................................3
                  Statements of Operations for the three months ended
                      March 31, 2000 and 1999 ....................................................................5
                  Statements of Cash Flows for the three months ended March 31, 2000 and 1999 ....................6


         Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations.........18

Part II. Other Information

         Item 1   Legal Proceedings..............................................................................25

         Item 2   Changes in Securities and Use of Proceeds......................................................25

         Item 3   Defaults Upon Senior Securities................................................................27

         Item 4   Submission of Matters to a Vote of Security Holders............................................27

         Item 5   Other Information..............................................................................27

         Item 6   Exhibits and Reports on Form 8-K...............................................................27

Signatures

                         -------------------------------

This report contains forward-looking statements within the meaning of Section 221E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes, "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and other factors that may affect the Company's business.

                          PART 1 FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                            CAVION TECHNOLOGIES, INC.


                                 BALANCE SHEETS

                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)


                                                                                March 31,           December 31,
                                 ASSETS                                          2000                   1999
                                 ------                                       ------------          ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $  4,539,043            $4,346,699
    Accounts receivable                                                            110,240                94,190
    Prepaid assets                                                                 150,335               141,949
    Prepaid compensation                                                           870,232                  -
    Other                                                                           50,742                 2,558
                                                                              ------------          ------------
               Total current assets                                              5,720,592             4,585,396
                                                                              ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                         504,441               164,357
    Furniture and fixtures                                                         245,666                16,851
    Network equipment and licensed software                                        779,221               530,466
                                                                              ------------          ------------
                                                                                 1,529,328               711,674

    Less - accumulated depreciation                                               (119,217)              (45,066)
                                                                              ------------          ------------
               Property and equipment, net                                       1,410,111               666,608
                                                                              ------------          ------------

DEPOSIT FOR LETTER OF CREDIT                                                       325,000               300,000

GOODWILL, net of accumulated amortization of $1,111,896 and
    $873,632, respectively                                                       3,653,372             3,891,636

OTHER ASSETS                                                                        53,850               159,637
                                                                              ------------          ------------
TOTAL ASSETS                                                                   $11,162,925            $9,603,277
                                                                              ============          ============


              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                            CAVION TECHNOLOGIES, INC.


                                 BALANCE SHEETS

                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                               March 31,            December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                           2000                  1999
                  ------------------------------------                       -------------          -------------
CURRENT LIABILITIES:
    Accounts payable                                                         $     139,837          $    213,098
    Accrued liabilities                                                            403,774               375,524
    Deferred revenue - network access and connectivity fees                        873,194               547,639
    Deferred revenue - preferred merchant fees                                     225,000               300,000
    Deferred revenue - software license agreements                                 119,073                  -
    Current portion of capital lease obligations                                   160,760               137,500
    Notes payable                                                                  470,000               470,000
                                                                            --------------          ------------
               Total current liabilities                                         2,391,638             2,043,761
                                                                            --------------          ------------
LONG-TERM LIABILITIES:
    Capital lease obligations                                                      383,494               386,494
                                                                            --------------          ------------
PUTABLE CLASS B COMMON STOCK: 30,000 shares
    authorized; 0 and 28,648 shares issued and outstanding,
    respectively (stated at redemption value)                                         -                  200,537

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Class A Common Stock; $.0001 par value, 19,970,000 shares authorized;
        4,935,308 and 4,697,326 issued and
        outstanding, respectively                                                      494                   470
    Warrants and options                                                         1,898,835               507,096
    Deferred compensation                                                             -                 (107,735)
    Additional paid-in capital                                                  13,720,593            11,426,314
    Accumulated deficit                                                         (7,232,129)           (4,853,660)
                                                                            --------------          ------------
               Total stockholders' equity                                        8,387,793             6,972,485
                                                                            --------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $11,162,925           $ 9,603,277
                                                                            ==============          ============


              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                            CAVION TECHNOLOGIES, INC.


                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                         2000              1999
                                                                                    -------------      -----------
REVENUE:
    Network access and connectivity fees                                              $   241,494       $   55,578
    Preferred merchant fees                                                                75,000             -
    Software licensing fees                                                                10,348            1,338
    Installation services                                                                    -               9,623
                                                                                    -------------      -----------
               Total revenue                                                              326,842           66,539
                                                                                    -------------      -----------
OPERATING EXPENSES:
    Network access and connectivity, installation services and software licensing         284,514           41,443
    Selling and marketing                                                                 893,584          151,998
    General and administrative                                                          1,115,921          252,251
    Research and development                                                              198,972           46,584
    Amortization of goodwill                                                              238,263          158,776
                                                                                    -------------      -----------
               Total operating expenses                                                 2,731,254          651,052
                                                                                    -------------      -----------
LOSS FROM OPERATIONS                                                                   (2,404,412)        (584,513)

INTEREST INCOME                                                                            68,035             -

INTEREST EXPENSE                                                                          (42,092)         (73,656)
                                                                                    -------------      -----------
NET LOSS                                                                              $(2,378,469)       $(658,169)
                                                                                    =============      ===========

BASIC AND DILUTED NET LOSS PER SHARE                                                $       (0.50)     $     (0.23)
                                                                                    =============      ===========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - BASIC AND DILUTED                                              4,796,337        2,875,879
                                                                                    =============      ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                            CAVION TECHNOLOGIES, INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                         2000             1999
                                                                                    -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $(2,378,469)    $   (658,169)
    Adjustments to reconcile net loss to net cash
        used in operating activities-
           Depreciation and amortization                                                  292,688          184,178
           Amortization of deferred compensation                                          498,655             -
           Accretion of debt discount                                                        -              24,880
           Accretion of putable stock                                                        -               5,619
    Change in operating assets and liabilities-
        Accounts receivable                                                               (16,050)           7,605
        Prepaids and inventories                                                           (8,386)         (17,721)
        Other assets                                                                      105,787           (2,667)
        Accounts payable                                                                  (73,261)         (83,681)
        Accrued liabilities                                                                28,250          162,031
        Deferred revenue                                                                  369,628           21,151
        Certificate of deposit                                                            (25,000)            -
                                                                                    -------------     ------------
               Net cash used in operating activities                                   (1,206,158)        (357,314)
                                                                                    -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                   (738,809)         (38,810)
    Proceeds from sale leasehold                                                            2,673             -
                                                                                    -------------     ------------
               Net cash used in investing activities                                     (736,136)         (35,810)
                                                                                    -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock                                              2,460,000              178
    Proceeds from the exercise of employee options                                         13,001             -
    Proceeds from notes payable                                                              -             100,000
    Proceeds from issuance of Series A Preferred Stock                                       -           1,701,000
    Principal payments on capital leases                                                  (41,533)         (12,099)
    Common Stock offering costs                                                          (248,646)            -
    Deferred offering costs                                                               (48,184)        (119,773)
    Series A Preferred Stock offering costs                                                  -            (204,120)
    Payment of debt issuance costs                                                           -             (36,567)
                                                                                    -------------     ------------
               Net cash provided by financing activities                                2,134,638        1,428,619
                                                                                    -------------     ------------

              The accompanying notes to financial statements are an
                       integral part of these statements.

                            CAVION TECHNOLOGIES, INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                          1999              1998
                                                                                     ------------      ------------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                       $   192,344        $1,035,495

CASH AND CASH EQUIVALENTS,
    beginning of period                                                                 4,346,699            19,735
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                               $4,539,043        $1,055,230
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
        Cash paid for interest                                                       $     42,092      $     16,679
                                                                                     ------------      ------------

SUPPLEMENTAL DISCLOSURE OF NON-
    CASH FINANCING ACTIVITIES:
        Property acquired with capital leases                                        $     61,793      $     63,804
                                                                                     ------------      ------------
        Value of warrants to purchase common stock issued
           to note holders                                                           $       -         $     35,885
                                                                                     ------------      ------------
        Value of warrants to purchase common stock issued
           to selling agent                                                          $       -         $      3,590
                                                                                     ------------      ------------

              The accompanying notes to financial statements are an
                       integral part of these statements.

                            CAVION TECHNOLOGIES, INC.


                          NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


1.    DESCRIPTION OF BUSINESS:

ORGANIZATION

Cavion Technologies, Inc. (the "Company") offers products and services for business to business communications, secure Internet financial products, such as online banking and bill paying services, and secure Internet access and services for its customers. The Company is also building and managing a secure private communications network exclusively for the credit union industry. This network acts as a communications platform for the delivery of services and information to and from credit unions and related businesses. The Company has developed and is beginning to offer an integrated network of e-commerce portals called Member Emporium-TM-. Member Emporian-TM- is designed to enable a credit union to provide its members with access to a variety of products and services, typically at a discount from retail or Internet-based prices.

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

The Company's operations are subject to risks associated with a rapidly evolving marketplace, including need for additional capital, technological change, and a dependence on key personnel. The Company believes that its cash and other sources of liquidity will be sufficient to fund its operations into the third quarter of 2000, and that additional financing will be required to fund operations beyond that date. In order to facilitate our aggressive growth model, management intends to pursue additional financing as it has done previously.

On February 17, 2000, the Company entered into an agreement to issue, for $12.00 per share, 205,000 shares of its Class A Common Stock in a private transaction. Gross proceeds of $2,460,000 were raised, and, the Company, after a reduction of $196,800 for the selling agents commission and other offering costs, netted proceeds of $2,211,354. In conjunction with this private placement, warrants to purchase 20,500 shares of the Company's Class A Common Stock were issued to the selling agent, which were valued at $130,590.

On October 29, 1999, the Company successfully completed an Initial Public Offering ("IPO"). The number of shares offered and sold was 1,200,000, with an underwriter's over-allotment option for an additional 180,000 shares. Total gross proceeds of $7,800,000 were raised in the offering, and the Company, after offering expenses, netted proceeds of approximately $6,288,000. In November 1999, the Company sold 90,500 additional shares from the underwriters over-allotment option, raising additional gross proceeds of approximately $588,000, and net proceeds of approximately $467,000. The total number of shares outstanding after the offering was 4,696,826, reflecting the automatic conversion of 700,000 shares of Convertible Preferred Stock into 700,000 shares of common stock upon the closing of the offering. In addition, at the closing of the IPO, the Company issued warrants to purchase 120,000 shares of the Company's Common Stock to the Representative of the underwriter at a price of 125% of the IPO price, or $8.125 per share.

Prior to the IPO, the Company financed its operations through a private placement of its 15% notes, which were offered commencing on October 20, 1998 (the "Offering"), the sale of Series A Preferred Stock and funding through a Bridge Loan. The Company advanced a portion of the proceeds from the Offering to LanXtra in anticipation of the acquisition of LanXtra.

PURCHASE OF LANXTRA'S ASSETS, LIABILITIES AND OPERATIONS

In August 1998, the Company signed a letter of intent to purchase LanXtra's business. In December 1998, the Company signed an Asset Purchase Agreement (the "Purchase Agreement") with LanXtra to purchase substantially all the assets of LanXtra in exchange for approximately 375,214 shares and 28,648 shares of the Company's Class A and B Common Stock, respectively, and the assumption by the Company of certain liabilities of LanXtra. The number of Class A Common Stock shares issued to LanXtra represented approximately 12% of the Company's equity interest at the time of the Purchase Agreement. The Purchase Agreement was consummated on February 1, 1999 and the Company assumed the operations of LanXtra on that date. Upon consummation, significant modifications were made to LanXtra's capital structure. On December 21, 1998, the Company issued 625,356 shares to certain shareholders of LanXtra who would continue as management of the Company. One of these shareholders held directly and through irrevocable proxies sufficient voting shares to approve the transaction. The shares are non-forfeitable and not contingent upon the management's continued employment with the Company. As a result, the shares have been considered additional purchase consideration and are recorded at their estimated fair value of $3 per share.

The estimated fair value of assets acquired, liabilities assumed, and consideration issued in the transaction with LanXtra are as follows:

              Consideration:
                 Class A Common Stock                                                          $3,001,710
                 Class B Common Stock                                                             167,197
                 Cash                                                                             338,735
                                                                                             ------------
                                                                                                3,507,642
              Add:  Net liabilities (assets) assumed:
                 Working capital deficit assumed                                                  706,044
                 Property and equipment                                                          (331,020)
                 Borrowings assumed                                                               924,417
                 Other assets                                                                     (41,815)
                                                                                             ------------
              Goodwill                                                                         $4,765,268
                                                                                             ============


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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The interim financial statements of the Company as of and for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim period is not necessarily indicative of the results of the entire year.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived assets. The acquisition of LanXtra generated approximately $4,760,000 of intangible assets, which are continuously reviewed by the Company for impairments. As of March 31, 2000, management does not believe that these assets are impaired.

DEFERRED COMPENSATION

The Company has issued options to purchase shares of its common stock to certain non-employees. If the options are unvested and the option holder is required to perform certain services to meet the vesting requirements, the unamortized fair market value of the option is recorded as deferred compensation, a reduction of stockholders' equity. Once the options become fully vested and the option holder is still obligated to provide services to the Company, the unamortized deferred compensation is reclassified as an asset and, is expensed over the period in which the related services are provided by the non-employee.

The valuation of equity based securities issued to consultants is generally based upon the Black-Scholes option pricing model. Use of this model may result in significant variation in the fair market value on each determination date. Fair market values are generally redetermined until the equity-based security is vested, and the resulting income statement impact can be volatile and significant. As of March 31, 2000, all outstanding equity based securities that have been issued by the Company to consultants are fully vested.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                            March 31,          December 31,
                                                                              2000                 1999
                                                                           ----------          ------------
              Accrued commissions and vacation                              $  79,798            $  53,938
              Accrued professional fees                                       201,232               67,854
              Accrued telecom
                 fees for Convergent contract                                 109,356               81,392
              Other liabilities                                                13,388              172,340
                                                                           ----------           ----------
                    Total accrued liabilities                                $403,774             $375,524
                                                                           ==========           ==========

NET LOSS PER SHARE

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings (loss) per share. Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Weighted average common shares excludes 28,648 shares of putable Class B Common Stock as an assumed cash settlement is more dilutive. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has also excluded the weighted average effect of common stock issuable upon exercise of all warrants and options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for the periods presented. The shares excluded related to outstanding options and warrants (without regard to the treasury stock method) at March 31, 2000 and December 31, 1999 were 1,012,500 and 511,000, respectively.

STOCK BASED COMPENSATION

The Company accounts for its employee stock option plan and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and related interpretations.

REVENUE RECOGNITION

The Company currently generates revenue from three sources: (1) recurring monthly network access and connectivity fees, (2) software license fees, and
(3) preferred merchant fees (See Note 8). During the first quarter of 2000, the Company modified its price structure to eliminate installation charges. Service revenue was previously recognized as the services were performed. As a result of the change to the Company's price structure, service fees are now bundled with the network access and connectivity fees, and now are not recognized separately. Software license arrangements typically provide for enhancements over the term of the arrangement, and software license fees are generally received in advance, deferred and recognized ratably over the term of the arrangement. Network access and connectivity fees, including bundled service fees are typically billed in advance and recognized ratably over the period that the access/connectivity is provided.

COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From inception through March 31, 2000, there have been no differences between the Company's comprehensive loss and its net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2000, Emerging Issues Task Force ("EITF") reached a consensus relating to Issue No. 00-3 "Application of AICPA SOP 97-2 `Software Revenue Recognition', To Arrangements That Include the Right to Use Software Stored on Another Entities Hardware." This consensus defines whether SOP 97-2 applies to an entity's revenue recognition policy. The Company adopted this EITF during the current quarter. The adoption did not have a material impact on the Company's results from operations.

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 clarifies basic criteria for when revenues are taken into account for purposes of a company's financial statements. SAB 101 is effective for the quarter ended June 30, 2000. The Company is currently assessing the implications of adopting SAB 101. Currently, implementation service fees are recognized over the term of the underlying contract rather than on completion of implementation. Upon adoption of SAB 101, previously recognized implementation fees will be deferred and recognized ratably over the contract term. In the period of adoption, the cumulative impact will be reported as a change in accounting principle as dictated by SAB 101.

3.    RELATED PARTY TRANSACTIONS:

MONEYLINE AMERICA, LLC

In August 1999, the Company entered into an agreement with MoneyLine America, LLC, (the "MoneyLine Agreement"), which provides that the Company will receive payments under an agreement with MoneyLine to provide online mortgage lending services for credit unions and their members through the Company's network. This agreement calls for a minimum payment of $300,000 in the first year, beginning September 1999, escalating to $1,000,000 in years six through ten, provided the Company has at least 1,500 credit unions, or 12% of the U.S. credit unions, on its network by the end of year three. The amounts received are reflected as deferred revenue - preferred merchant fees in the accompanying balance sheets. This service was initiated in January 2000, and as a result, through March 31, 2000, $75,000 has been recognized as preferred merchant fees revenue. Boutine Capital, LLC, a principal shareholder of the company owned 50% of MoneyLine America on August 18, 1999, the date of the MoneyLine Agreement, and currently owns 5% of MoneyLine.

CONVERGENT COMMUNICATIONS

Effective October 22, 1999, the Company entered into a five-year agreement with Convergent Communications Services, Inc., ("Convergent"). This agreement includes a sale lease back of certain network equipment. Equipment with a net book value of $265,394 was sold for $285,976. A corresponding deferred gain of $20,582 was recorded and will be recognized over the life of the leases. Under this agreement, Convergent will establish, maintain and support network connectivity between the Company's network and its customers, including providing, equipment, maintenance and related services for the network for a monthly fee. During the three months ended March 31, 2000, the company paid approximately $120,000 to Convergent for these services. One of the Company's directors was also a director of Convergent until April 2000 and he served as its Executive Officer and Chairman until March 31, 2000.


4.       CAPITAL LEASE OBLIGATIONS:

The Company assumed several capital lease agreements related to computers and various office equipment in conjunction with the Purchase Agreement. The Company has also entered into additional capital lease agreements. The capital leases have terms ranging from 24 to 60 months with interest rates ranging between 9% and 20.3%.

As of March 31, 2000, the present value of the future minimum lease payments is as follows:

                     2000                                                                   $ 159,195
                     2001                                                                     203,254
                     2002                                                                     121,505
                     2003                                                                      93,065
                     2004                                                                      77,555
                                                                                          -----------
                                                                                              654,574
                     Less: amounts representing interest                                     (110,320)
                                                                                          -----------
                                                                                              544,254
                     Less: current portion                                                   (160,760)
                                                                                          -----------
                     Long-term capital lease obligation                                     $ 383,494
                                                                                          ===========


The net book value of assets under capital lease obligations as of March 31, 2000 was approximately $545,398.

5. STOCKHOLDERS' EQUITY:

The Company is authorized to issue 19,970,000 shares of common stock, par value $.0001 per share and 10,000,000 shares of preferred stock, par value $.0001 per share.

CLASS A COMMON STOCK

At March 31, 2000 and December 31, 1999, 4,935,308 and 4,697,326 shares, respectively, of Class A Common Stock were issued and outstanding The holders of Class A Common Stock are entitled to one vote for each share held on record on each matter submitted to a vote of shareholders. Cumulative voting for election of directors is not permitted. Holders of Class A Common Stock have no preemptive rights or rights to convert their Class A Common Stock into any other securities.

CLASS B COMMON STOCK

As of March 31, 2000 and December 31, 1999, there were 0 and 28,648 shares, respectively, of the Class B voting Common Stock issued and outstanding, in connection with the Company's purchase of the assets of LanXtra in February 1999. These shares were issued in exchange for similar securities of LanXtra as partial consideration for the purchase of LanXtra's business, and were callable by the Company at $7 per share. The holders of Class B Common Stock had the right to sell the Class B Common Stock to the Company at $7 per share or convert their shares to equivalent units of Class A Common Stock until March 31, 2000, at which time no holder of Class B Common Stock had exercised the put option. On that date, pursuant to the Company's Articles of Incorporation, (i) each share of Class B Common Stock terminated; (ii) the Company's authority to issue Class B Common Stock terminated, and (iii) the only other Class of Common Stock, which had until that time been designated as Class A Common Stock, was designated as Common Stock.

PREFERRED STOCK

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

WARRANTS

As part of the selling agent's compensation for the funds raised in the February 2000 private issuance of Class A Common Stock, the Company issued warrants to purchase 20,500 shares of its Class A Common Stock. The warrants are exercisable at any time during a five-year term at an exercise price or $12.00 per share. The warrants, when issued, were valued at a total of $130,590, utilizing the Black-Scholes option pricing model assuming a volatility factor of 53%, a risk free interest rate of 6.22% and a fair market value of the underlying shares of $12.00. The value of these warrants were recorded as a reduction of additional paid-in capital received from the IPO. As part of the underwriter's compensation for the funds raised in the Company's IPO, the Company agreed to sell, for $100, warrants to purchase 120,000 shares of the Class A Common Stock. The warrants are exercisable at any time during a five-year term at an exercise price equal to 125% of the offering price, or $8.125. The warrants outstanding were valued at a total of $366,234, utilizing the Black-Scholes option pricing model assuming a volatility factor of 53%, a risk free interest rate of 6.22% and a fair market value of the underlying shares of $6.50. The value of these warrants were recorded as a reduction of additional paid in capital received from the IPO. On February
25, 2000, the Company agreed with certain of the present holders of these warrants that 112,500 of these warrants will be exercised without a cash payment on November 3, 2000, in return for the issuance of 65,625 shares of common stock. In connection with the negotiation of this net exercise price, the underwriter forfeited its right of first refusal to act as the Company's investment banker for future private or public securities offerings.

In conjunction with the issuance of the August 1999 Bridge Loan, the Company granted the Bridge Loan holders warrants to purchase 5,000 shares of the Company's Class A common stock for every $50,000 of notes purchased. The warrants are exercisable for a period of five years beginning on the earlier to occur of (i) the closing of the IPO or (ii) one year from the date of the warrant. These detachable warrants were valued at a total of $33,127 utilizing the Black-Scholes option pricing model, assuming a volatility factor of 70%, a risk free rate of 6.22% and a fair value of the underlying common stock of $6.75 per share, and have been recorded as a debt discount.

STOCK OPTIONS

Effective March 19, 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorizes the issuance of up to 995,000 shares of Class A Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date. Through March 31, 2000 and December 31, 1999, options for 841,500 and 505,500 shares of Class A Common Stock, respectively, have been issued to employees under the Plan. The outstanding stock options have an average exercise price of $8.29 per share, with a range of $3.00 to $24.85, and vest over various terms with a maximum vesting period of 18 months and expire after the contract period of ten years.

During the year ended December 31, 1999, the Company granted options for 20,000 shares of Class A Common Stock to non-employees in exchange for services. The exercise price of these options range from $3.00 to $6.00 per share. These options became fully vested on March 1, 2000 and no future services were required by the option holders. The fair value of these options on the vesting date was approximately $324,000, which is included in general and administrative expense in the accompanying Statements of Operations. The fair value of each non-employee option grant was estimated on the vesting date using the Black-Scholes option pricing model. Assumptions used to calculate the fair value were risk free interest rates of 6.22%, no dividend yields, a life of 9-10 years and volatility of 69%.

On February 14, 2000, the Company entered into an agreement for investor relations consulting services with Strategic Growth International, Inc. ("SGI"). In connection with the agreement, the Company granted SGI fully vested options to purchase 175,000 shares of Class A common stock exercisable at $11.1875 for a period of five years. The agreement has a term of one-year and requires monthly payments of $8,000 to SGI for the services. The fair value of these options on the date of grant was approximately $1,045,000. This is being amortized over the life of the contract, one year, in which amortization of $175,000 is included in selling and marketing expense in the accompanying Statements of Operations. The fair value of the non-employee option grant was estimated on the vesting date using the Black-Scholes option pricing model. Assumptions used to calculate the fair value were risk free interest rates of 6.22%, no dividend yields, a life of five years and volatility of 53%.

The following table summarizes stock option activity:

                                    Under the Stock Option Plan:                            Other Grants:
                                    ------------------------------------------------------  -------------------------
                                                                        Granted to                  Granted to
                                        Granted to Employees           Non-Employees              Non-Employees
                                    ---------------------------  -------------------------  -------------------------
                                                   Weighted                     Weighted                  Weighted
                                                   Average                      Average                   Average
                                                   Exercise                     Exercise                  Exercise
                                      Shares         Price           Shares       Price        Shares      Price
                                    -----------  --------------  ------------  -----------  -----------  ------------
Outstanding at January 1, 1999           -          $    -             -          $  -            -         $  -

     Granted                          505,500          4.19          20,000        4.50           -            -
     Exercised                           (500)         3.00            -             -            -            -
     Canceled                         (14,000)         3.38            -             -            -            -
                                     --------       -------         -------       -----       --------      ------

Outstanding at December 31, 1999      491,000          4.41          20,000        4.50           -            -

     Granted                          336,000         11.79            -             -         175,000       11.19
     Exercised                         (4,334)         3.00            -             -            -            -
     Canceled                          (5,166)         4.96            -             -            -            -
                                     --------       -------         -------       -----       --------      ------

Outstanding at March 31, 2000         817,500         $7.76          20,000       $4.50        175,000      $11.19
                                     --------       -------         -------       -----       --------      ------

Exercisable at March 31, 2000         300,751         $3.69          20,000       $4.50           -         $  -
                                     --------       -------         -------       -----       --------      ------

Weighted average fair value of
     options granted during the
     quarter                                          $9.39                       $  -                      $ 5.97
                                                    -------                       -----                     ------

6. COMMITMENTS AND CONTINGENCIES:

LEGAL MATTERS

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

7. ACQUISITION OF LANXTRA BUSINESS (UNAUDITED):

As discussed above, the Company acquired the business of LanXtra on February 1, 1999. The following is pro forma operating information. For purposes of the pro forma statement of operations, the transaction was assumed to be consummated on January 1, 1999. Pro forma earnings per share are calculated as if the Purchase Agreement was completed on January 1, 1999 and the related 1,029,218 shares of common stock were issued on that date.

The pro forma statement of operations for the three months ended March 31, 1999 is as follows:

                                                                               Pro Forma
                                          LanXtra            Cavion           Adjustments            Pro Forma
                                         ----------       -------------      -------------           ----------
                                                           (unaudited)         unaudited)            (unaudited)
Revenue                                  $   37,850         $    66,539      $     -                  $ 104,389
Cost of revenue                              31,898              41,443             -                    73,341
                                         ----------       -------------          ---------           ----------
          Gross profit                        5,952              25,096             -                    31,048

Operating expenses                          213,311             609,609             79,388 (1)          902,308
Interest expense and other                   64,069              73,656            (52,932)(2)           84,793
                                         ----------       -------------          ---------          -----------
          Net loss                        $(271,428)          $(658,169)          $(26,456)           $(956,053)
                                         ==========       =============          =========          ===========

Net loss per basic share                                                                            $     (0.32)
                                                                                                    ===========

Weighted average shares
   outstanding                                                                                        3,032,978
                                                                                                    ===========

ADJUSTMENTS

(1)   Amortization of goodwill
(2)   Reduction of interest expense to reflect Cavion's capital structure


8.    SEGMENT REPORTING:

The Company has two reportable segments: a provider of a secure financial network connectivity and Internet solutions to credit unions and their business partners ("cavion.com") and a provider of e-commerce services to credit union members ("Member Emporium-TM-"). Cavion.com activities include the operations of providing a connection to the CuiNet and Internet banking products which enables credit unions to offer their members a wide array of financial products and services over the Internet. Member Emporium-TM- activities include development and implementing e-commerce relationships with third party merchants and suppliers and, in turn, offering their products to credit union members. Member Emporium-TM- operations began in the first quarter of 2000. The accounting policies of the segments are the same as those applied in the consolidated condensed financial statements. Intercompany interest is calculated based on monthly balances of intercompany loans and are eliminated in consolidation. The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations:

                                                                    As of March 31, 2000
                                                      ------------------------------------------------
                                                                            Member
                                                       Cavion.com          Emporium      Consolidated
                                                      -------------       ----------    --------------
                  Revenues                            $     251,842       $  75,000     $     326,842
                  Segment Losses                         (2,326,065)        (52,403)       (2,378,469)
                  Segment Assets                         10,970,841         192,083        11,162,925


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Cavion.com offers a secure private network and Internet banking products and services to credit unions that connect them to other credit unions, their business partners and members. Cavion.com builds and maintains a suite of network products and services for the credit union industry that currently includes:

     - a secure private network, CUiNET-TM-, that connects credit unions with their business partners, enabling business-to-business movement of data and e-commerce;

     - secure Internet banking products, bill payment and secure automated loan application software with access to third party decision products;

     -    secure Internet access services for credit unions; and

     -    e-commerce services for credit union members.

     The following discussion of our results of operations includes the results of our predecessor, LanXtra, Inc., for the period prior to February 1, 1999. LanXtra was incorporated in June 1992 and was originally engaged in the business of integrating computer networks and communications technologies for large business and government clients . In 1997, LanXtra created a software development division to develop network-based financial services software for credit unions. In December 1997, LanXtra sold all of its assets except its credit union financial services business, which we acquired in February 1999. We were originally incorporated under the name Network Acquisitions, Inc. in August 1998 for the purpose of acquiring the assets and business operations of LanXtra. This acquisition was completed on February 1, 1999. At that time, we changed our name to Cavion Technologies, Inc. and began to conduct some of our business under the trade name cavion.com.

     Prior to our acquisition of LanXtra, we did not conduct any business operations except preparation for the acquisition, including providing bridge funding to LanXtra with funds raised through a private placement of promissory notes and related warrants.

     In the following discussion, "we" refers both to the business we purchased from LanXtra on February 1, 1999, and to cavion.com since its inception (referred to below as the combined results).

     Our revenues have been historically derived from recurring monthly connectivity fees, installation services and software licensing fees associated with our secure Internet access services and secure Internet financial products. Beginning in January 2000, we changed our pricing policy and eliminated installation fees for access to CUiNET-TM- and our Internet banking products. Currently, credit unions pay us a flat monthly fee based on bandwidth requirements and the mix of products and services we provide to them. In addition, we charge vendors connected to CUiNET-TM- a flat monthly fee to be connected to CUiNET-TM- in addition to charges based upon the number of credit unions to which such vendors provide services. We market a connection to CUiNET-TM- and our Internet banking products as a packaged solution to credit unions.

     In addition, we offer bill payment services, secure forms servers, secure Internet access and an online loan application, CUiLOAN-TM-, with access to third party approval products. Included in the monthly fee is the cost of hardware, software installation, set up, maintenance, technical assistance for our services, and any hardware or software upgrades. We do not charge end user transaction fees or per user fees. Customers pay for a full year of services in advance when they initially connect with us and on each anniversary date thereafter. This payment is reflected on the balance sheet as an increase in deferred revenue offset by an increase in cash. As revenues are deemed earned, deferred revenues are amortized into revenue.

     We have recently developed and are beginning to market our e-commerce product, Member Emporium-TM-, which will allow credit unions to offer their members products and services at discounted prices. In the future, we expect to earn a substantial portion of our revenue from commissions and fees for transactions conducted over Member Emporium-TM-.

     As of March 31, 2000, we had 130 customers under contract to connect to CUiNET-TM-, which included 119 credit unions and 11 business critical vendors. Of the 119 credit unions that contracted to connect to CUiNET-TM-, 57 had also subscribed to our Internet banking products. We believe that our new pricing policy, combined with our new strategy of marketing a CUiNET-TM- connection and Internet banking products as a packaged solution will increase the percentage of our credit union customers who also subscribe for Internet banking products. In the first quarter of 2000, 66% of credit unions that contracted to connect to CUiNET-TM- also subscribed to our Internet banking products, as compared to 42% through December 31, 1999.

     Our operating expenses consist of network access and connectivity expenses, installation service expenses, selling, general and administrative expenses, research and development expenses, and amortization of goodwill and other intangible assets. Network access and connectivity expenses include our monthly connection costs paid to Convergent and other telecommunications providers, hardware costs, as well as the ongoing personnel and system maintenance costs associated with our data center. Our installation services expenses consist of personnel costs required to implement our secure private network and Internet banking products. Selling, general and administrative expenses include marketing expenses, sales commissions, employee compensation and benefits, amortization of stock-based compensation and occupancy and general office expenses incurred in the ordinary course of business. Research and development expenses consist of programmers and engineers allocated salaries applicable to the amount of time they devoted to development activities. Amortization of goodwill and other intangible assets is related to the purchase of LanXtra.

RESULTS OF OPERATIONS FOR CAVION.COM AND THE PREDECESSOR

     The following table sets forth the results of operations of our predecessor for the periods ended March 31, 1999 and for the one month ended January 31, 1999. Combined operating information for the period ended March 31, 1999 has been presented to facilitate comparison between these periods.

                                           PREDECESSOR         CAVION.COM              COMBINED
                                        ---------------------------------------------------------------
                                             For the       For the three-month   For the three-month
                                         one-month ended      period ended           period ended
                                        January 31, 1999     March 31, 1999         March 31, 1999
                                        ----------------     --------------         --------------
                                                          (DOLLARS IN THOUSANDS)
REVENUE:
Network access and connectivity fees                  $24                   $56
                                                                                                   $80
Software licensing fees & installation
fees                                                   13                    11                     24
                                        ---------------------------------------------------------------

               Total revenue                           37                    67                    104

OPERATING EXPENSES:
Network access and connectivity,
installation services and software
licensing                                              32                    41                     73

Selling and marketing                                  73                   152                    225

General and administrative                            109                   252                    361

Research and development                               31                    47                     78

Amortization of goodwill                                -                   159                    159
                                        ---------------------------------------------------------------

Total operating expenses                              245                   651                    896


LOSS FROM OPERATIONS                                 (208)                 (584)                  (792)


Interest expense, net                                 (64)                  (74)                  (138)
                                        ---------------------------------------------------------------
NET LOSS                                            $(272)                $(658)                 $(930)
                                        ===============================================================

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1999 (COMBINED CAVION.COM AND LANXTRA)

REVENUE

     Total revenue for the period increased approximately $222,000 or 214% from approximately $104,000 for 1999 to approximately $327,000 for 2000. This increase consisted of an increase of approximately $162,000 in network access and connectivity revenue and an increase of approximately $75,000 in preferred merchant fees for Member Emporium-TM-. As a result of the change in the way we sell our products, we no longer charge separately for installation. Therefore, installation services and software license fees decreased approximately $14,000.

     NETWORK ACCESS AND CONNECTIVITY. Network access and connectivity fees increased approximately $162,000 or 202% from approximately $80,000 for 1999 to approximately $241,000 for 2000. This increase was due to the increase in the number of customers connected to CUiNET-TM- from 26 as of March 31, 1999 to 92 as of March 31, 2000.

     PREFERRED MERCHANT FEES. Preferred Merchant fees increased 100% from $0 in 1999 to $75,000. This was due to the initiation of our Member
Emporium-TM-preferred merchant program in 2000.

     INSTALLATION SERVICES AND SOFTWARE LICENSING. Installation services and software licensing fees decreased approximately $14,000 or 58% from approximately $24,000 for 1999 to approximately $10,000 for 2000. This decrease was due to a change in the way we sell our products in which we no longer charge for installations.

OPERATING EXPENSES

     Total operating expenses increased approximately $1.8 million or 205% from approximately $0.9 million for 1999 to approximately $2.7 million for 2000. This increase consisted of an increase of approximately $221,000 in network access and connectivity expenses, $669,000 in selling and marketing expenses, $754,000 in general and administrative expenses, $121,000 in research and development expenses, and $79,000 of amortization of goodwill. These increases were primarily due to an additional month of amortization of goodwill from the LanXtra acquisition, increased personnel and occupancy costs to support our recent growth, increased commissions paid to sales personnel, and amortization of stock-based compensation for non-employees. Total operating expenses as a percentage of total revenue decreased from 859% in 1999 to 836% in 2000.

     COST OF NETWORK ACCESS AND CONNECTIVITY, INSTALLATION SERVICES AND SOFTWARE LICENSING. Costs related to network access and connectivity, installation services and software licensing revenue increased approximately $212,000 or 290% from approximately $73,000 for 1999 to approximately $285,000 for 2000. This increase was due to an increase in the number of customers connected to CUINET-TM-, and related increased telecommunications charges, personnel and network maintenance and data center expenses and associated charges. The Company's data centers are currently being built out and scaled to support the level of volume anticipated as a result of our aggressive growth model. As such, network maintenance and data center expenses are expected to decline as a percentage of related revenues in future periods as our customer base expands. In the three-month period ended March 31, 2000, costs of network access and connectivity include the costs to transition telecommunication providers which included higher telephony costs and some overlap of charges. This increase was somewhat offset by a reduction in prices we were charged for installation services by a new telecommunications provider. Cost of network access and connectivity as a percentage of related revenue increased from 63% in 1999 to 112% in 2000. As a result of the change in the way we sell our products and our alliance with Convergent Communications Services, Inc., we no longer have installation expenses related to telecommunication installations or equipment. Cost of installation services is primarily salaries directly related to the installation services we provide to our customers.

     SELLING AND MARKETING. Selling and marketing expenses increased approximately $669,000 or 298% from $224,000 for 1999 to $894,000 for 2000. This increase was primarily due to increased sales and sales support personnel, increased occupancy costs for additional sales offices, increased commissions paid to sales personnel and amortization of stock-based compensation. The amount of stock-based compensation included in selling and marketing for the three-month period ending March 31, 2000 was approximately $175,000. The fair value of stock-based compensation to non-employees is estimated on the vesting date using the Black-Scholes option pricing model. All options granted to non-employees are fully vested. We anticipate that our salaries and commissions will increase as we hire additional personnel to facilitate the growth of our business. Selling and marketing expenses increased as a percentage of total revenue from 215% in 1999 to 273% in 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased approximately $754,000 or 209% from $361,000 for 1999 to $1.1 million for 2000. This increase was primarily due to increased personnel, increased occupancy costs for our corporate headquarters, and amortization of stock-based compensation. The amount of stock-based compensation included in general and administrative expenses for the three-month period ended March 31, 2000 was approximately $324,000. All options granted to non-employees are fully vested. We also expect increased occupancy expenses and corporate infrastructure costs as we grow. General and administrative expenses decreased as a percentage of total revenue from 346% in 1999 to 341% in 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased approximately $121,000 or 155% from $78,000 for 1999 to $199,000 for 2000. This increase was primarily due to increased personnel devoted to development activities. Research and development expenses decreased as a percentage of total revenue from 75% in 1999 to 61% in 2000.

     AMORTIZATION OF GOODWILL. Amortization of goodwill increased approximately $79,000 or 50% from $159,000 in 1999 to $238,000 in 2000. This increase is due to the acquisition of LanXtra, and the related goodwill, which occurred on February 1, 1999. Amortization of goodwill decreased as a percentage of total revenue from 152% in 1999 to 73% in 2000.


INTEREST INCOME AND EXPENSE

     Interest income was approximately $68,000 in 2000, or a 100% increase from 1999, and was derived from interest earned on short-term cash investments. Interest expense totaled approximately $42,000 for 2000, compared to approximately $138,000 for 1999. The decrease is due to higher debt service costs during 1999 prior to our initial public offering and obligations assumed from LanXtra. Interest expense in 2000 primarily related to capital leases and our notes payable.


LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through cash flow from operations, net proceeds from the public and private sale of equity and debt securities, and through debt which has subsequently been repaid. On March 31, 2000, we had approximately $4.5 million in cash and cash equivalents. The Company's operations are subject to risks associated with a rapidly evolving marketplace, including need for additional capital, technological change, and a dependence on key personnel. The Company believes that its cash and other sources of liquidity will be sufficient to fund its operations into the third quarter of 2000, and that additional financing will be required to fund operations beyond that date. In order to facilitate our aggressive growth model, management intends to pursue additional financing as it has done previously. As part of the Company's ongoing efforts to continue the financing of the business, we considered a secondary public offering and filed a Form S-1 registration statement on April 14, 2000. Given the current market conditions, we decided not proceed with this offering and are exploring other alternatives. As part of this offering, we incurred legal and accounting fees and other costs of approximately $280,000, which will be expensed in the second quarter.

     Cavion.com's operating activities used cash of approximately $357,000 in 1999 and approximately $1.2 million during the three months ended March 31,2000. Cash used by operating activities in each of these periods primarily resulted from our net losses, which were partially offset by depreciation and amortization, accretion of debt discount and putable stock non-cash compensation charge, by decrease in other assets and an increase in deferred revenue.

     Cavion.com's investing activities used cash of approximately $36,000 during the three months ended March 31, 1999 and $736,000 during the three months ended March 31, 2000, which was primarily related to purchase of new property and equipment.

     Cavion.com's financing activities generated cash of approximately $1.4 million and $2.1 million in 1999 and 2000, respectively. The cash generated by financing activities during 1999 and 2000 resulted primarily from the sale of equity, which was offset somewhat by payments of offering costs and principal payments on capital leases.

     In March 1999, we received net proceeds of approximately $1.5 million from the private placement of 567,000 shares of our preferred stock. Subsequent to March 31, 1999, the Company sold an additional 133,000 shares for a total of 700,000 shares and total net proceeds of approximately $1.8 million. These shares were converted into 700,000 shares of common stock on November 3, 1999.

     In February 2000, we received net proceeds of approximately $2.2 million through a private placement to two investors. We issued 205,000 shares of common stock for $12.00 per share.

     We currently lease all of the equipment in our data center. We have a lease line of credit from Data Sales Company which enables us to lease up to $500,000 of computer hardware. Interest on the outstanding balance accrues at the rate of 10% annually. As of March 31, 2000 a total of $164,283 was outstanding on this line. Additionally, we have an agreement with Convergent Communications in which we pay a monthly fee for data center equipment, customer equipment, maintenance and related services for the network. The amount paid to Convergent Communications during the first quarter ended March 31, 2000 was approximately $120,000.

     In the future, we expect to incur substantial costs in connection with expanding our telecommunications infrastructure, establishing a sales presence in key strategic markets, and developing new products. We also expect to incur increased marketing costs and general and administrative expenses in connection with the growth of our secure network for the credit union industry.

     Management expects that we will continue to operate at a loss as we expand our network of credit union clients. These expansion efforts are likely to cause us to incur significant increases in expenses, both in absolute terms and as a percentage of revenue, as we prepare for the anticipated future growth in our credit union customer base. Expenses will increase because of the need to increase staffing in all categories, acquire additional equipment, and provide for additional telephone connections. We believe our operating results may fluctuate significantly as a result of a variety of factors, some of which are outside of our control. Because of that, we cannot assure you that we will achieve profitable operations even with a significant increase in our credit union customer base.

     The Company's operations are subject to risks associated with a rapidly evolving marketplace, including need for additional capital, technological change, and a dependence on key personnel. The Company believes that its cash and other sources of liquidity will be sufficient to fund its operations into the third quarter of 2000, and that additional financing will be required to fund operations beyond that date. In order to facilitate our aggressive growth model, management intends to pursue additional financing as it has done previously.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of our operations during the period ended March 31, 2000, nor do we expect that inflation will have a material effect on the results of our future operations. Our customer contracts have CPI Index provisions that can be adjusted on an annual basis.

RECENT ACCOUNTING GUIDELINES

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 clarifies basic criteria for when revenues are taken into account for purposes of a company's financial statements. SAB 101 is effective for the quarter ended June 30, 2000. We are currently assessing the implications of adopting SAB 101. Currently, implementation service fees are recognized over the term of the underlying contract rather than on completion of implementation. Upon adoption of SAB 101, previously recognized implementation fees will be deferred and recognized ratably over the contract term. In the period of adoption, the cumulative impact will be reported as a change in accounting principle as dictated by SAB 101.

PART II
OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES.

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

1998-1999 PRIVATE PLACEMENT OF NOTES AND WARRANTS. Between October 20, 1998 and February 8, 1999, we issued $470,000 in 15% secured promissory notes due October 19, 2000 and a total of 56,400 warrants to purchase shares of Class A common stock at an exercise price of $.01 per share in a private placement. We relied on the exemption from registration provided by Section 4(2) of the Act and Rule 505 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. The securities were sold to 13 private investors. One was an accredited investor and 12 were sophisticated investors. Investors received a private placement memorandum as well as copies of the documents relating to the sale of the assets of LanXtra to cavion.com which closed in February 1999 and the loan from cavion.com to LanXtra which has since been extinguished. Between December 28, 1998 and February 8, 1999, all of the warrants were exercised. In connection with the offering, the agent for the offering, First Capital Investments, Inc. was issued an agent's warrant to purchase 5,640 shares of Class A common stock at $.01 per share, which was exercised on February 8, 1999. In addition, First Capital received a total offering commission of $37,600.

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

1999 PRIVATE PLACEMENT OF PREFERRED STOCK. In March and April 1999, we issued 700,000 shares of convertible preferred stock, Series A, convertible into Class A common stock, for an aggregate of $2,100,000, prior to expenses and commissions. The initial conversion price was $3.00 per share of Class A common stock, but the conversion price was subject to adjustment upon certain events affecting cavion.com's capitalization. The shares of preferred stock were automatically converted into Class A common stock on November 3, 1999, when we closed our initial public offering. The convertible preferred stock was sold in reliance on the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D adopted thereunder, as well as exemptions under various state securities laws. The offering was sold to accredited investors only. Investors received a private placement memorandum including financial statements. In connection with the offering, the agent for the offering, Neidiger, Tucker, Bruner, Inc. was issued a five year agent warrant to purchase 70,000 shares of preferred stock at an exercise price of $3.00 per share. Those warrants were subsequently terminated at NTB's request. In addition, NTB received a commission of $210,000 and a non-accountable expense allowance of $42,000.

AUGUST 1999 PRIVATE PLACEMENT OF NOTES AND WARRANTS. In August 1999 we raised $300,000 through the issuance of 14% promissory notes along with warrants to purchase 30,000 shares of common stock. Each $50,000 note entitled the subscriber to warrants to purchase 5,000 shares of Class A common stock. The notes were due on the closing of our initial public offering or one year from the date of their issuance. The notes were paid in full on November 5, 1999. The warrants are exercisable for period of five years from November 3, 1999. The warrant exercise price is $6.50, the price at which common stock was offered in our initial public offering. The notes and warrants were sold to four accredited investors. We relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Act and Rule 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws.

FEBRUARY 2000 PRIVATE PLACEMENT. On February 17, 2000, we raised $2,460,000 through a private placement of 205,000 shares of Class A common stock at $12.00 per share, the closing price on February 14, the date of the offering to the investors. The securities were sold in reliance on the exemption from registration provided by Section 4(2) and 4(6) of the Act and Rule 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. The offering was sold to two accredited investors who each received a copy of our most recent registration statement on Form SB-2 (No. 333-93929) which was declared effective by the SEC on February 4, 2000. In connection with the offering, First Capital Investments, Inc. acted as our placement agent and received a commission of 8%, or $196,000, and a warrant to purchase 20,500 shares of our Class A common stock, exercisable at 110% of the offering price, $13.20, for a period of 5 years from February 17, 2000. We also agreed to register the shares issued to the investors and the shares for which the warrants are exercisable as soon as practicable.

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

         Underwriting discounts and commissions                        $   838,825
         Other expenses                                                $   794,952
                                                                       -----------
                  Total expenses                                       $1,633,777
                                                                       -----------

After deducting the expenses set forth above, we received net proceeds of approximately $6,755,000 with the proceeds from the IPO and the partial over-allotment option exercised by the underwriters. As of March 31, 2000, we had used approximately $5.5 million of the net proceeds approximately as follows:

- $1.2 million purchase equipment, infrastructure and establish new points of presence
-    $1.3 million for selling and marketing expenses
-    $0.9 million for general working capital
-    $0.8 million to pay debts, accrued interest and accounts payable; and
-    $0.3 million to repay our August 1999 promissory notes

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  On March 8, 2000, we held a special meeting of shareholders. At the meeting our Equity Incentive Plan was approved by the shareholders.

                  The number of votes cast for, against, abstentions and broker nonvotes for approval of our Equity Incentive Plan was as follows:

                 For          Against        Abstain      Broker Nonvotes
                 ---          -------        -------      ---------------
              3,143,735       26,625         31,018              0

                  Because the approval of the Equity Incentive Plan was considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by our shareholders were voted by the brokers at their discretion.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.      Financial Data Schedule

(b)      Reports on Form 8-K.

              There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

                                  SIGNATURES

    In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAVION TECHNOLOGIES, INC.


Date: May 10, 2000                     By:
                                          -----------------------------------
                                          Marshall E. Aster, Vice President
                                          Chief Financial Officer and
                                          Principal Financial and
                                          Accounting Officer