Form 10QSB
period 2000-06-30
CAVION TECHNOLOGIES INC
filed 2000-08-11
CIK 1081938

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

Commission File No. 0-27055

                            CAVION TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

                 Colorado                          84-1472763
      (State or other jurisdiction   (I.R.S. Employer Identification No.)
           of incorporation)

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

         [X]  Yes  [ ]  No


The number of shares outstanding of the issuer's class of common stock as of August 8, 2000:

            CLASS OF SECURITIES                   OUTSTANDING SECURITIES
      $.0001 par value Common Stock                      4,966,974

                                                   INDEX

                                                                                                               PAGE
Part I.  Financial Information

         Item 1.  Unaudited Financial Statements:
              Cavion Technologies, Inc.
                  Balance Sheets as of June 30, 2000 and December 31, 1999........................................3
                  Statements of Operations for the three and six months ended
                      June 30, 2000 and 1999 .....................................................................5
                  Statements of Cash Flows for the three and six months ended June 30,
                      2000 and 1999 ..............................................................................7


         Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of
                      Operations.................................................................................16

Part II. Other Information

         Item 1   Legal Proceedings..............................................................................25

         Item 2   Changes in Securities and Use of Proceeds......................................................26

         Item 3   Defaults Upon Senior Securities................................................................27

         Item 4   Submission of Matters to a Vote of Security Holders............................................27

         Item 5   Other Information..............................................................................27

         Item 6   Exhibits and Reports on Form 8-K...............................................................27

Signatures


                         -------------------------------

This report contains forward-looking statements within the meaning of Section 221E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes, "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and other factors that may affect the Company's business.

                          PART 1 FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                            CAVION TECHNOLOGIES, INC.


                                 BALANCE SHEETS

                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                 June 30,          December 31,
                                 ASSETS                                            2000                1999
                                                                               ------------        ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $  1,955,403        $  4,346,699
    Accounts receivable                                                             161,727              94,190
    Notes receivable                                                                199,783                --
    Prepaid expenses                                                                171,558             141,949
    Prepaid compensation                                                            608,953                --
    Other                                                                            27,223               2,558
                                                                               ------------        ------------
               Total current assets                                               3,124,647           4,585,396
                                                                               ------------        ------------
PROPERTY AND EQUIPMENT, at cost:
    Leasehold improvements                                                          590,298             164,357
    Furniture and fixtures                                                          314,358              16,851
    Network equipment and licensed software                                       1,356,175             530,466
                                                                               ------------        ------------
                                                                                  2,260,831             711,674

    Less - accumulated depreciation                                                (226,096)            (45,066)
                                                                               ------------        ------------
               Property and equipment, net                                        2,034,735             666,608
                                                                               ------------        ------------

DEPOSIT FOR LETTER OF CREDIT                                                        325,000             300,000

GOODWILL, net of accumulated amortization of $1,350,159 and
    $873,632, respectively                                                        3,415,109           3,891,636

OTHER ASSETS                                                                         41,811             159,637
                                                                               ------------        ------------
TOTAL ASSETS                                                                   $  8,941,302        $  9,603,277
                                                                               ============        ============


                            The accompanying notes to financial statements are
                                an integral part of these balance sheets.

                            CAVION TECHNOLOGIES, INC.


                                 BALANCE SHEETS

                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                           June 30,           December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                                       2000                1999
                                                                                         ------------        -------------
CURRENT LIABILITIES:
    Accounts payable                                                                     $    393,506        $    213,098
    Accrued liabilities                                                                       278,643             375,524
    Deferred revenue - network access and connectivity fees                                 1,089,977             547,639
    Deferred revenue - preferred merchant fees                                                150,000             300,000
    Deferred revenue - software license agreements                                            143,730                --
    Current portion of capital lease obligations                                              282,906             137,500
    Notes payable                                                                             470,000             470,000
                                                                                         ------------        ------------
               Total current liabilities                                                    2,808,762           2,043,761
                                                                                         ------------        ------------
LONG-TERM LIABILITIES:
    Capital lease obligations                                                                 638,201             386,494
                                                                                         ------------        ------------
PUTABLE CLASS B COMMON STOCK: 30,000 shares
    authorized; 0 and 28,648 shares issued and outstanding,
    respectively (stated at redemption value)                                                    --               200,537

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Class A Common Stock; $.0001 par value, 19,970,000 shares authorized;
        4,964,808 and 4,697,326 issued and
        outstanding at June 30, 2000 and December 31, 1999, respectively                          497                 470
    Warrants and options                                                                    1,898,835             507,096
    Deferred compensation                                                                        --              (107,735)
    Stockholder receivable                                                                    (82,497)               --
    Additional paid-in capital                                                             13,809,090          11,426,314
    Accumulated deficit                                                                   (10,131,586)         (4,853,660)
                                                                                         ------------        ------------
               Total stockholders' equity                                                   5,494,339           6,972,485
                                                                                         ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  8,941,302        $  9,603,277
                                                                                         ============        ============


                            The accompanying notes to financial statements are
                                an integral part of these balance sheets.

                            CAVION TECHNOLOGIES, INC.


                            STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                              Three-Month                    Six-Month
                                                             Period Ending                  Period Ending
                                                      ----------------------------   ----------------------------
                                                      June 30, 2000  June 30, 1999   June 30, 2000  June 30, 1999
                                                      -------------  -------------   -------------  -------------
REVENUE:
    Network access and connectivity fees               $   327,322    $   100,629    $   568,816    $   156,207
    Preferred merchant fees                                 75,000           --          150,000           --
    Software licensing fees                                 11,593          2,563         21,941          3,901
    Installation services                                     --           35,602           --           45,225
                                                       -----------    -----------    -----------    -----------
               Total revenue                               413,915        138,794        740,757        205,333
                                                       -----------    -----------    -----------    -----------
OPERATING EXPENSES:
    Network access and connectivity,
        installation services and software licensing       308,953         92,174        593,520        133,617
    Selling and marketing                                1,292,378        261,262      2,185,962        413,260
    General and administrative                           1,257,029        397,568      2,372,950        649,819
    Research and development                               226,031        115,505        425,002        162,089
    Amortization of goodwill                               238,263        235,733        476,527        394,509
                                                       -----------    -----------    -----------    -----------
               Total operating expenses                  3,322,654      1,102,242      6,053,961      1,753,294


LOSS FROM OPERATIONS                                    (2,908,739)      (963,448)    (5,313,204)    (1,547,961)

INTEREST INCOME                                             55,103           --          123,138           --

INTEREST EXPENSE                                           (45,821)      (150,475)       (87,860)      (224,131)
                                                       -----------    -----------    -----------    -----------
NET LOSS                                               $(2,899,457)   $(1,113,923)   $(5,277,926)   $(1,772,092)

NET LOSS APPLICABLE TO COMMON
    SHAREHOLDERS
    Net Loss                                           $(2,899,457)   $(1,113,923)   $(5,277,926)   $(1,772,092)
    Dividends on redeemable, convertible
      preferred stock                                         --          (28,455)          --          (28,455)
NET LOSS APPLICABLE TO COMMON
    STOCKHOLDERS                                       $(2,899,457)   $(1,142,378)   $(5,277,926)   $(1,800,547)
                                                       ===========    ===========    ===========    ===========
BASIC AND DILUTED NET
    LOSS PER SHARE                                     $     (0.58)   $     (0.42)   $     (1.08)   $     (0.65)
                                                       ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING -
    BASIC AND DILUTED                                    4,961,112      2,706,326      4,881,184      2,757,306
                                                       ===========    ===========    ===========    ===========

                            The accompanying notes to financial statements are
                                  an integral part of these statements.

                                     CAVION
                               TECHNOLOGIES, INC.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                              Three-Month                    Six-Month
                                                             Period Ending                  Period Ending
                                                      -----------------------------   ------------------------------
                                                      June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999
                                                      -------------   -------------   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(2,899,457)    $(1,113,923)    $(5,277,926)    $(1,772,092)
    Adjustments to reconcile net loss to net
        cash used in operating activities-
           Depreciation and amortization                    365,293         261,399         657,981         445,577
           Amortization of deferred compensation            261,279             -           759,931             -
           Accretion of debt discount                           -           102,022             -           126,902
           Accretion of putable stock                           -            11,881             -            17,500
    Change in operating assets and liabilities-
        Accounts receivable                                 (51,487)        (16,809)        (67,537)         (9,744)
        Prepaids and other current assets                   (45,888)        (12,208)        (54,274)        (29,929)
        Other assets                                         12,039          13,184         117,826          10,517
        Accrued liabilities                                (125,131)        (69,869)        (96,881)         92,162
        Accounts payable                                    253,669         183,801         180,408         100,120
        Deferred revenue                                    166,440           7,102         536,068          28,253
        Certificate of deposit                                  -               -           (25,000)            -
                                                       ------------    ------------    ------------    ------------
               Net cash used in operating activities     (2,063,243)       (633,420)     (3,269,404)       (990,734)
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                     (313,324)        (51,205)     (1,052,130)        (87,015)
    Proceeds form sale leasehold                                -               -             2,673             -
                                                       ------------    ------------    ------------    ------------
               Net cash used in investing activities       (313,324)        (51,205)     (1,049,457)        (87,015)
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                        3             -         2,460,003             178
    Loan for stock purchase                                     -               -               -               -
    Proceeds from the exercise of employee options            6,001             -            19,002             -
    Proceeds from the notes payable                             -               -               -           100,000
    Proceeds from issuance of Series A Preferred Stock          -           399,000             -         2,100,000
    Principal payments on capital leases                    (61,478)        (10,288)       (103,011)        (22,387)
    Exchange of notes receivable                           (199,783)            -          (199,783)            -
    Common stock offering costs                                 -               -          (248,646)            -
    Deferred offering costs (capitalized) written-off        48,184        (252,525)            -          (372,298)
    Series A preferred stock offering costs                     -           (47,880)            -          (252,000)
    Payment of debt issuance costs                              -               -               -           (36,567)
    Repurchase of common stock                                  -               (31)            -               (31)
                                                       ------------    ------------    ------------    ------------
               Net cash provided by (used in)
                  financing activities                  $  (207,073)    $    88,276     $ 1,927,565     $ 1,516,895
                                                       ------------    ------------    ------------    ------------


                            The accompanying notes to financial statements are
                                  an integral part of these statements.

                                     CAVION
                               TECHNOLOGIES, INC.


                            STATEMENTS OF CASH FLOWS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           Three-Month                    Six-Month
                                                          Period Ending                  Period Ending
                                                  -----------------------------   -------------------------------
                                                  June 30, 2000   June 30, 1999   June 30, 2000     June 30, 1999
                                                  -------------   -------------   -------------     -------------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                            $(2,583,640)    $   (596,349)   $(2,391,296)      $    439,146

CASH AND CASH EQUIVALENTS,
    beginning of period                               4,539,043        1,055,230      4,346,699       $     19,735
                                                  -------------    -------------   ------------       ------------
CASH AND CASH EQUIVALENTS,
    end of period                                   $ 1,955,403     $    458,881    $ 1,955,403       $    458,881
                                                  =============    =============   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
        Cash paid for interest                      $    42,626     $     19,092    $    84,718       $     35,771
                                                  =============    =============   ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-
    CASH FINANCING ACTIVITIES:
        Property acquired with capital leases       $   438,331     $         -     $   500,124       $     63,804
                                                  =============    =============   ============       ============
        Value of common stock issued in
           exchange for note receivable             $    82,497     $         -     $    82,497       $         -
                                                  =============    =============   ============       ============
        Value of warrants to purchase preferred
           stock issued to Placement Agent          $        -      $    165,200    $   130,590       $    165,200
                                                  =============    =============   ============       ============
        Value of warrants to purchase common
           stock issued to note holders             $        -      $         -     $        -        $     35,885
                                                  =============    =============   ============       ============
        Value of warrants to purchase common
           stock issued to selling agent            $        -      $         -     $        -        $     35,590
                                                  =============    =============   ============       ============
        Common stock issued in connection
           with conversion of Class B Putable
           Common Stock                             $        -      $         -     $   200,537       $         -
                                                  =============    =============   ============       ============
        Value of non-employee stock options         $        -      $         -     $ 1,261,149       $         -
                                                  =============    =============   ============       ============



                            The accompanying notes to financial statements are
                                  an integral part of these statements.

                                     CAVION
                               TECHNOLOGIES, INC.


                         NOTES TO FINANCIAL STATEMENTS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



1. DESCRIPTION OF BUSINESS:

ORGANIZATION

Cavion Technologies, Inc. (the "Company") offers products and services for business to business communications, secure Internet financial products, such as online banking and bill paying services, and secure Internet access and services for its customers. The Company is also building and managing a secure private communications network exclusively for the credit union industry. This network acts as a communications platform for the delivery of services and information to and from credit unions and related businesses. The Company has developed and is beginning to offer an integrated network of e-commerce portals called Member Emporium-TM-. Member Emporium-TM- is designed to enable a credit union to provide its members with access to a variety of products and services, typically at a discount from retail or Internet-based prices.

The Company was incorporated in Colorado on August 18, 1998 as Network Acquisitions, Inc. to acquire the assets of Cavion Technologies, Inc., now known as LanXtra, Inc. ("LanXtra"), which was engaged in providing internet, intranet, and extranet services to the credit union industry. On February 1, 1999, the Company acquired the business of LanXtra, and the Company changed its name to Cavion Technologies, Inc. doing business as cavion.com.

The Company's operations are subject to risks associated with a rapidly evolving marketplace, including the need for additional capital, technological change, and a dependence on key personnel. The Company believes that its cash and other sources of liquidity will be sufficient to fund its operations (see Note 9 for subsequent events). In order to facilitate its aggressive growth model, management intends to pursue additional financing as it has done previously.

In July 2000, the Company entered into a private stock purchase agreement with an institutional investor in which the investor committed to buy up to 1 million shares of the Company's Class A Common Stock. This agreement will enable the Company, in its discretion, to sell up to 1 million shares of its common stock to this institutional investor, subject to specified terms and conditions, over the next twenty-four months (see Note 9).

On February 17, 2000, the Company entered into an agreement to issue, for $12.00 per share, 205,000 shares of its Class A Common Stock in a private transaction. Gross proceeds of $2,460,000 were raised, and the Company, after a reduction of $196,800 for the selling agent's commission and other offering costs, netted proceeds of $2,211,354. In conjunction with this private placement, warrants to purchase 20,500 shares of the Company's Class A Common Stock were issued to the selling agent, which were valued at $130,590.

On October 29, 1999, the Company successfully completed an Initial Public Offering ("IPO"). The number of shares offered and sold was 1,200,000, with an underwriter's over-allotment option for an additional 180,000 shares. Total gross proceeds of $7,800,000 were raised in the offering, and the Company, after offering expenses, netted proceeds of approximately $6,288,000. In November 1999, the Company sold 90,500 additional shares from the underwriters over-allotment option, raising additional gross proceeds of approximately $588,000, and net proceeds of approximately $467,000. The total number of shares outstanding after the offering was 4,696,826, reflecting the automatic conversion of 700,000 shares of Convertible Preferred Stock into 700,000 shares of Class A Common Stock upon the closing of the offering. In addition, at the closing of the IPO, the Company issued warrants to purchase 120,000 shares of the Company's Class A Common Stock to the Representative of the underwriter at a price of 125% of the IPO price, or $8.125 per share.

Prior to the IPO, the Company financed its operations through a private placement of promissory notes, bearing 15% interest per annum, which were offered commencing on October 20, 1998 (the "Note Offering"), the sale of Series A Preferred Stock and funding through a Bridge Loan. The Company advanced a portion of the proceeds from the Note Offering to LanXtra in anticipation of the acquisition of LanXtra.

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

The estimated fair value of assets acquired, liabilities assumed, and consideration issued in the transaction with LanXtra are as follows:

                     Consideration:
                        Class A Common Stock                           $  3,001,710
                        Class B Common Stock                                167,197
                        Cash                                                338,735
                                                                       ------------
                                                                          3,507,642
                     Add:  Net liabilities (assets) assumed:
                        Working capital deficit assumed                     706,044
                        Property and equipment                             (331,020)
                        Borrowings assumed                                  924,417
                        Other assets                                        (41,815)
                                                                       ------------
                     Goodwill                                          $  4,765,268
                                                                       ============


The Company has recorded the fair value of its stock issued to LanXtra at $3 per share based principally upon its private placement of Series A Preferred Stock completed in February 1999. The transaction with LanXtra resulted in approximately $4,760,000 of goodwill, which will be amortized over five years. Because the business now operated by the Company has never been profitable, and due to the other risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The interim financial statements of the Company as of and for the three and six months ended June 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim period is not necessarily indicative of the results of the entire year.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived assets. The acquisition of LanXtra generated approximately $4,760,000 of intangible assets, which are continuously reviewed by the Company for impairments. As of June 30, 2000, management does not believe that these assets are impaired.

DEFERRED COMPENSATION

The Company has issued options to purchase shares of its common stock to certain non-employees. If the options are unvested and the option holder is required to perform certain services to meet the vesting requirements, the unamortized fair market value of the option is recorded as deferred compensation, a reduction of stockholders' equity. Once the options become fully vested and the option holder is still obligated to provide services to the Company, the unamortized deferred compensation is reclassified as an asset and is expensed over the period in which the related services are provided by the non-employee.

The valuation of equity based securities issued to consultants is generally based upon the Black-Scholes option pricing model. Use of this model may result in significant variation in the fair market value on each determination date. Fair market values are generally redetermined until the equity-based security is vested, and the resulting income statement impact can be volatile and significant. As of June 30, 2000, all outstanding equity based securities that have been issued by the Company to consultants are fully vested.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                                 June 30,           December 31,
                                                                                   2000                1999
                                                                               ------------        ------------
                   Accrued commissions and vacation                            $     51,314        $     53,938
                   Accrued professional fees                                        109,977              67,854
                   Accrued telecom and equipment
                      fees for Convergent contract                                   96,973              81,392
                   Other liabilities                                                 20,379             172,340
                                                                               ------------        ------------
                         Total accrued liabilities                             $    278,643        $    375,524
                                                                               ============        ============

NET LOSS PER SHARE

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings (loss) per share. Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. For the period ended December 31, 1999, the weighted average common shares excludes 28,648 shares of putable Class B Common Stock as an assumed cash settlement is more dilutive. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect of common stock issuable upon exercise of all warrants and options from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for the periods presented. The shares excluded related to outstanding options and warrants (without regard to the treasury stock method) at June 30, 2000 and December 31, 1999 were 1,108,500 and 689,648, respectively.

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

REVENUE RECOGNITION

The Company currently generates revenue from three sources: (1) recurring monthly network access and connectivity fees, (2) software license fees, and
(3) preferred merchant fees (See Note 8). During the first quarter of 2000, the Company modified its price structure to eliminate installation charges. Service revenue was previously recognized as the services were performed. As a result of the change to the Company's price structure, service fees are bundled with the network access and connectivity fees, and are recognized together. Software license arrangements typically provide for enhancements over the term of the arrangement, and software license fees are generally received in advance, deferred and recognized ratably over the term of the arrangement. Network access and connectivity fees, including bundled service fees are typically billed in advance and recognized ratably over the period that the access/connectivity is provided.

COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From inception through June 30, 2000, there have been no differences between the Company's comprehensive loss and its net loss.

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

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 clarifies basic criteria for when revenues are taken into account for purposes of a company's financial statements. SAB 101 is not required to be adopted until the quarter ending December 31, 2000,with retroactive implementation to January 1, 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its quarterly results for 2000 to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently assessing the implications of adopting SAB 101. Currently, implementation service fees are recognized over the term of the underlying contract rather than on completion of implementation. Upon adoption of SAB 101, previously recognized implementation fees will be deferred and recognized ratably over the contract term. In the period of adoption, the cumulative impact will be reported as a change in accounting principle as dictated by SAB 101.

3. RELATED PARTY TRANSACTIONS:

MONEYLINE AMERICA, LLC

In August 1999, the Company entered into an agreement with MoneyLine America, LLC, (the "MoneyLine Agreement"), which provides that the Company will receive payments under an agreement with MoneyLine to provide online mortgage lending services for credit unions and their members through the Company's network. This agreement calls for a minimum payment of $300,000 in the first year, beginning September 1999, escalating to $1,000,000 in years six through ten, provided the Company has at least 1,500 credit unions, or 12% of the U.S. credit unions, on its network by the end of year three. The amounts received are reflected as deferred revenue - preferred merchant fees in the accompanying balance sheets. This service was initiated in January 2000, and as a result, through June 30, 2000, $150,000 has been recognized as preferred merchant fees revenue. Boutine Capital, LLC, a principal shareholder of the company owned 50% of MoneyLine America on August 18, 1999, the date of the MoneyLine Agreement, and currently owns 5% of MoneyLine.

CONVERGENT COMMUNICATIONS

Effective October 22, 1999, the Company entered into a five-year agreement with Convergent Communications Services, Inc., ("Convergent"). This agreement included a sale lease back of certain network equipment. Equipment with a net book value of $265,394 was sold for $285,976. A corresponding deferred gain of $20,582 was recorded and will be recognized over the life of the leases. Under this agreement, Convergent will establish, maintain and support network connectivity between the Company's network and its customers, including providing, equipment, maintenance and related services for the network for a monthly fee. During the six months ended June 30, 2000, the Company paid and accrued approximately $223,000 to Convergent for these services. One of the Company's directors was also a director of Convergent until April 2000 and he served as its Executive Officer and Chairman until March 31, 2000.

4. CAPITAL LEASE OBLIGATIONS:

The Company assumed several capital lease agreements related to computers and various office equipment in conjunction with the Purchase Agreement. The Company has also entered into additional capital lease agreements. The capital leases have terms ranging from 24 to 60 months with interest rates ranging between 9% and 20.3%.

As of June 30, 2000, the present value of the future minimum lease payments is as follows:

                     2000                                            $167,577
                     2001                                             327,944
                     2002                                             224,573
                     2003                                             181,890
                     2004                                             158,977
                                                                 ------------
                                                                    1,060,961

                     Less: amounts representing interest             (139,854)
                                                                 ------------
                                                                      921,107
                     Less: current portion                           (282,906)
                                                                 ------------
                     Long-term capital lease obligation              $638,201
                                                                 ============

The net book value of assets under capital lease obligations as of June 30, 2000 was approximately $936,135.

5. STOCKHOLDERS' EQUITY:

The Company is authorized to issue 19,970,000 shares of common stock, par value $.0001 per share and 10,000,000 shares of preferred stock, par value $.0001 per share.

CLASS A COMMON STOCK

At June 30, 2000 and December 31, 1999, 4,964,808 and 4,697,326 shares, respectively, of Class A Common Stock were issued and outstanding. The holders of Class A Common Stock are entitled to one vote for each share held on record on each matter submitted to a vote of shareholders. Cumulative voting for election of directors is not permitted. Holders of Class A Common Stock have no preemptive rights or rights to convert their Class A Common Stock into any other securities.

CLASS B COMMON STOCK

As of June 30, 2000 and December 31, 1999, there were 0 and 28,648 shares, respectively, of the Class B voting Common Stock issued and outstanding, in connection with the Company's purchase of the assets of LanXtra in February 1999. These shares were issued in exchange for similar securities of LanXtra as partial consideration for the purchase of LanXtra's business, and were callable by the Company at $7 per share. The holders of Class B Common Stock had the right to sell the Class B Common Stock to the Company at $7 per share or convert their shares to equivalent units of Class A Common Stock until March 31, 2000, at which time no holder of Class B Common Stock had exercised the put option. On that date, pursuant to the Company's Articles of Incorporation, (i) each share of Class B Common Stock terminated; (ii) the Company's authority to issue Class B Common Stock terminated; and (iii) the only other Class of Common Stock, which had until that time been designated as Class A Common Stock, was designated as Common Stock.

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

STOCK OPTIONS

Effective March 19, 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorizes the issuance of up to 995,000 shares of Class A Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date. Through June 30, 2000 and December 31, 1999, options for 863,000 and 505,500 shares of Class A Common Stock, respectively, have been issued to employees under the Plan. The outstanding stock options have an average exercise price of $9.58 per share, with a range of $3.00 to $24.85, and vest over various terms with a maximum vesting period of 18 months and expire after the contract period of ten years.

During the year ended December 31, 1999, the Company granted options for 20,000 shares of Class A Common Stock to non-employees in exchange for services. The exercise price of these options range from $3.00 to $6.00 per share. These options became fully vested on March 1, 2000 and no future services were required by the option holders. The fair value of these options on the vesting date was approximately $324,000, which is included in general and administrative expense in the accompanying Statements of Operations. The fair value of each non-employee option grant was estimated on the vesting date using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value were risk free interest rates of 6.22%, no dividend yields, a life of 9-10 years and volatility of 69%.

In April 2000, the Company accepted a promissory note from a former director in the amount of $82,497 as payment for the exercise price of 27,500 stock options. The short-term note bears interest at 9.0% per annum and is due with interest and principal in May 2001 with no pre-payment penalties. This amount is reflected as a deduction of stockholder's equity in the accompanying balance sheets.

On February 14, 2000, the Company entered into an agreement for investor relations consulting services with Strategic Growth International, Inc. ("SGI"). In connection with the agreement, the Company granted SGI fully vested options to purchase 175,000 shares of Class A common stock exercisable at $11.1875 per share for a period of five years. The agreement has a term of one-year and requires monthly payments of $8,000 to SGI for the services. The fair value of these options on the date of grant was approximately $1,045,000. This is being amortized over the life of the contract, one year, in which amortization of approximately $261,000 and $435,000 is included in selling and marketing expense in the accompanying Statements of Operations for the three-month and six-month period ended June 30, 2000, respectively. The fair value of the non-employee option grant was estimated on the vesting date using the Black-Scholes option-pricing model. Assumptions used to calculate the fair value were risk free interest rates of 6.22%, no dividend yields, a life of five years and volatility of 53%.

The following table summarizes stock option activity:

                                                   Under the Stock Option Plan:               Other Grants:
                                           ---------------------------------------------   --------------------
                                               Granted to                Granted to            Granted to
                                               Employees                Non-Employees         Non-Employees
                                           --------------------     --------------------   --------------------
                                                       Weighted                 Weighted             Weighted
                                                       Average                  Average              Average
                                                       Exercise                 Exercise             Exercise
                                            Shares      Price        Shares      Price      Shares    Price
                                           ---------   --------     ---------  ---------   --------  ----------
     Outstanding at December 31, 1999       491,000     $  4.21      20,000      $4.50          -     $     -

         Granted                            422,000       12.38          -           -      175,000     11.19
         Exercised                          (33,834)       3.00          -           -          -           -
         Canceled                           (16,166)       7.07          -           -          -           -
                                           ---------   --------     ---------  ---------   --------  ----------
     Outstanding at June 30, 2000           863,000     $  8.61      20,000      $4.50      175,000   $ 11.19
                                           =========   ========     =========  =========   ========  ==========
     Exercisable at June 30, 2000           261,419     $  3.81      20,000      $4.50          -     $     -
                                           =========   ========     =========  =========   ========  ==========

     Weighted average fair value of options
         Granted during the six-months ended
         June 30, 2000                                  $ 9.84                                        $  5.97
                                                          ====                                           ====

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

The pro forma statement of operations for the six months ended June 30, 1999 is as follows:

                                                                                         Pro Forma
                                                    LanXtra             Cavion           Adjustments          Pro Forma
                                                 ------------        ------------        ------------        ------------
                                                                      (unaudited)         (unaudited)        (unaudited)
        Revenue                                  $     37,850        $    205,333        $       --          $    243,183
        Operating expenses                            245,209           1,753,294              79,388 (1)       2,077,891
        Interest expense and other                     64,069             224,131             (52,932)(2)         235,268
                                                 ------------        ------------        ------------        ------------
                  Net loss                       $   (271,428)       $ (1,772,092)       $    (26,456)       $ (2,069,976)
                                                 ============        ============        ============        ============

        Net loss per basic share                                                                             $      (0.75)
                                                                                                             ============
        Weighted average shares
           outstanding                                                                                          2,788,574
                                                                                                             ============

       ADJUSTMENTS

       (1) Amortization of goodwill
       (2) Reduction of interest expense to reflect Cavion's capital structure


8.    SEGMENT REPORTING:

The Company has two reportable segments: a provider of a secure financial network connectivity and Internet solutions to credit unions and their business partners ("Cavion") and a provider of e-commerce services to credit union members ("Member Emporium-TM-"). Cavion activities include the operations of providing a connection to the CuiNet and Internet banking products, which enables credit unions to offer their members a wide array of financial products and services over the Internet. Member Emporium-TM-activities include development and implementing e-commerce relationships with third party merchants and suppliers and, in turn, offering their products to credit union members. Member Emporium-TM- operations began in the first quarter of 2000. The accounting policies of the segments are the same as those applied in the consolidated condensed financial statements. Intercompany interest is calculated based on monthly balances of intercompany loans and are eliminated in consolidation. The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations:

                                                        As of and for the six-months ended June 30, 2000
                                                       --------------------------------------------------
                                                                           Member
                                                         Cavion           Emporium         Consolidated
                                                       --------------   -------------    ----------------
                  Revenues                             $   590,757        $ 150,000        $ 740,757
                  Segment Losses                        (5,053,881)        (224,045)      (5,277,926)
                  Segment Assets                         8,861,506           79,793        8,941,299


9.    SUBSEQUENT EVENTS:

In July 2000, the Company entered into a private stock purchase agreement with an institutional investor in which the investor committed to buy up to 1 million shares of the Company's Class A Common Stock. This agreement will enable the Company, in its discretion, to sell up to 1 million shares of its common stock to this institutional investor, subject to specified terms and conditions, over the next twenty-four months. In conjunction with the stock purchase agreement, the Company issued warrants to the investor to purchase 60,000 shares of the Company's common stock at a price of $10.17 per share. The fair value of these warrants on the date of grant was approximately $383,000. The value of these warrants will be recorded as a reduction of the proceeds received from the stock issuance. The warrants were valued using the Black-Scholes option pricing model assuming a volatility factor of 114%, a risk free interest rate of 6.22% and a fair value of the underlying shares of $9.24.

The Company also issued warrants to the placement agent to purchase 80,000 shares of the Company's common stock at a price of $10.17 per share. At the time of the Company sells its first shares to the investor, the financial consultant is entitled to be issued a warrant to purchase 100,000 shares of our common stock at a price of $8.625 per share.

In addition, each time the Company sells shares to the investor, the Company will issue warrants to the investor equal to 25% of the shares purchased, pay an escrow fee of $1,500, an 8% placement fee and a 2.64% financial consultant fee out of the proceeds from the sale of the Company's common stock to the investor.

The Company has agreed to register the shares purchased by the investor with the Securities and Exchange Commission. The Company intends to obtain shareholder ratification of the transaction. No shares will be offered for resale by the investor except by means of a prospectus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Cavion offers a secure private network and Internet banking products and services to credit unions that connect them to other credit unions, their business partners and members. Cavion builds and maintains a suite of network products and services for the credit union industry that currently includes:

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

The following discussion of our results of operations includes the results of our predecessor, LanXtra, Inc., for the period prior to February 1, 1999. LanXtra was incorporated in June 1992 and was originally engaged in the business of integrating computer networks and communications technologies for large business and government clients. In 1997, LanXtra created a software development division to develop network-based financial services software for credit unions. In December 1997, LanXtra sold all of its assets except its credit union financial services business, which we acquired in February 1999. We were originally incorporated under the name Network Acquisitions, Inc. in August 1998 for the purpose of acquiring the assets and business operations of LanXtra. This acquisition was completed on February 1, 1999. At that time, we changed our name to Cavion Technologies, Inc. and began to conduct some of our business under the trade name cavion.com

Prior to our acquisition of LanXtra, we did not conduct any business operations except preparation for the acquisition, including providing bridge funding to LanXtra with funds raised through a private placement of promissory notes and related warrants.

In the following discussion, "we" refers both to the business we purchased from LanXtra on February 1, 1999, and to Cavion since its inception (referred to below as the combined results).

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

In addition, we offer bill payment services, secure forms servers, secure Internet access and an online loan application, CUiLOAN-TM-, with access to third party approval products. Included in the monthly fee is the cost of hardware, software installation, set up, maintenance, technical assistance for our services, and any hardware or software upgrades. We do not charge end user transaction fees or per user fees. Customers pay for a full year of services in advance when they initially connect with us and on each anniversary date thereafter. This payment is reflected on the balance sheet as an increase in deferred revenue and by an increase in cash. As revenues are deemed earned, deferred revenues are amortized into revenue.

We have recently developed and are beginning to market our e-commerce product, Member Emporium-TM-, which will allow credit unions to offer their members products and services at discounted prices. In the future, we expect to earn a substantial portion of our revenue from commissions and fees for transactions conducted over Member Emporium-TM-.

As of June 30, 2000, we had 162 customers under contract to connect to CUiNET-TM-, which included 148 credit unions and 14 business critical vendors. Of the 148 credit unions that contracted to connect to CUiNET-TM-, 75 had also subscribed to our Internet banking products. We believe that our new pricing policy, combined with our new strategy of marketing a CUiNET-TM-connection and Internet banking products as a packaged solution will increase the percentage of our credit union customers who also subscribe for Internet banking products. As of June 30, 2000, 51% of credit unions that contracted to connect to CUiNET-TM-also subscribed to our Internet banking products, as compared to 42% through December 31, 1999.

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

RESULTS OF OPERATIONS FOR CAVIONAND THE PREDECESSOR

The following table sets forth the results of operations of our predecessor for the periods ended June 30, 1999 and for the one month ended January 31, 1999. Combined operating information for the period ended June 30, 1999 has been presented to facilitate comparison between these periods.

                                                        PREDECESSOR                 CAVION                        COMBINED
                                                   -------------------      ------------------------      ------------------------
                                                   FOR THE MONTH ENDED      FOR THE SIX-MONTH PERIOD      FOR THE SIX-MONTH PERIOD
                                                    JANUARY 31, 1999              ENDED JUNE 30,          1999 ENDED JUNE 30, 1999
                                                   -------------------      ------------------------      ------------------------
                                                                            (DOLLARS IN THOUSANDS)
REVENUE:
Network access and connectivity fees                      $   24                    $    156                  $    180
Software licensing fees & Installation
fees                                                          14                          49                  $     63
                                                   -------------------      ------------------------      ------------------------
Total revenue                                                 38                         205                       243

OPERATING EXPENSES:
Network access and connectivity,
  installation services and software
  licensing                                                   32                         134                       166
Selling and marketing                                         73                         413                       486
General and administrative                                   109                         649                       758
Research and development                                      31                         162                       193
Amortization of goodwill                                       -                         395                       395
                                                   -------------------      ------------------------      ------------------------
Total operating expenses                                     245                       1,753                     1,998

LOSS FROM OPERATIONS                                        (207)                     (1,548)                   (1,755)

Interest income (expense), net                               (64)                       (224)                     (288)
Other income (expense), net                                    -                           -                         -
                                                   -------------------      ------------------------      ------------------------
NET LOSS                                                  $ (271)                    $(1,772)                  $(2,043)
                                                   ===================      ========================      ========================

THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1999 (COMBINED CAVION AND LANXTRA)

REVENUE

Total revenue for the three-month period increased approximately $275,000 or 198% from approximately $139,000 for 1999 to approximately $414,000 for 2000. This increase consisted of an increase of approximately $227,000 in network access and connectivity revenue and an increase of approximately $75,000 in preferred merchant fees for Member Emporium-TM-. Installation services and software license fees decreased approximately $27,000.

NETWORK ACCESS AND CONNECTIVITY FEES. Network access and connectivity fees increased approximately $227,000 or 225% from approximately $101, 000 for 1999 to approximately $327, 000 for 2000. This increase was due to the increase in the number of customers connected to CUiNET-TM- from 30 as of June 30, 1999 to 103 as of June 30, 2000.

PREFERRED MERCHANT FEES. Preferred Merchant fees increased from $0 in 1999 to $75,000. This was due to the initiation of our Member Emporium-TM- preferred merchant program in 2000.

INSTALLATION SERVICES AND SOFTWARE LICENSING. Installation services and software licensing fees decreased approximately $38, 000. This decrease was due to a change in the way we sell our products in which we no longer charge for installations.

OPERATING EXPENSES

Total quarterly operating expenses increased approximately $2.2 million or 201% from approximately $1.1 million for 1999 to approximately $3.3 million for 2000. This increase consisted of an increase of approximately $217,000 in network access and connectivity expenses, $1.0 million in selling and marketing expenses, $859,000 in general and administrative expenses and $110,000 in research and development expenses. These increases were primarily due to increased personnel and occupancy costs to support our recent growth, increased commissions paid to sales personnel, and amortization of stock-based compensation for non-employees. Total operating expenses as a percentage of total revenue increased from 794% in 1999 to 803% in 2000.

COST OF NETWORK ACCESS AND CONNECTIVITY, INSTALLATION SERVICES AND SOFTWARE LICENSING. Quarterly costs related to network access and connectivity, installation services and software licensing revenue increased approximately $217,000 or 235% from approximately $92,000 for 1999 to approximately $309,000 for 2000. This increase was due to an increase in the number of customers connected to CUINET-TM-, and related increased telecommunications charges, personnel and network maintenance and data center expenses and associated charges. The Company's data centers are currently being built out and scaled to support the level of volume anticipated as a result of our aggressive growth model. As such, network maintenance and data center expenses are expected to eventually decline as a percentage of related revenues in future periods as our customer base expands.Cost of network access and connectivity, installation services and software licensing as a percentage of related revenue increased from 66% in 1999 to 75% in 2000. As a result of the change in the way we sell our products and our alliance with Convergent Communications Services, Inc., we no longer have installation expenses related to telecommunication installations or equipment. Cost of installation services is primarily salaries directly related to the installation services we provide to our customers.

SELLING AND MARKETING. Selling and marketing expenses increased approximately $1.0 million or 395% from $0.3 million for 1999 to $1.3 million for 2000. This increase was primarily due to increased sales and sales support personnel, increased occupancy costs for additional sales offices, increased commissions paid to sales personnel and amortization of stock-based compensation. The amount of stock-based compensation included in selling and marketing for the three-month period ending June 30, 2000 was approximately $261,000. The fair value of stock-based compensation to non-employees is estimated on the vesting date using the Black-Scholes option-pricing model. As of the date hereof, all options granted to non-employees are fully vested. We anticipate that our salaries and commissions will increase as we hire additional personnel to facilitate the growth of our business.Selling and marketing expenses increased as a percentage of total revenue from 188% in 1999 to 312% in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter increased approximately $859,000 or 216% from $398,000 for 1999 to $1.3 million for 2000. This increase was primarily due to increased personnel, increased occupancy costs for our corporate headquarters and the expenses associated with the cancelled Form S-1Registration Statement filing in the second quarter of 2000 of approximately $243.000. We also expect increased occupancy expenses and corporate infrastructure costs as we continue to grow. General and administrative expenses increased as a percentage of total revenue from 286% in 1999 to 304% in 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses increased approximately $111,000 or 96% from $116,000 in the 1999 quarter to $226,000 for 2000. This increase was primarily due to increased personnel devoted to development activities. Research and development expenses decreased as a percentage of total revenue from 83% in 1999 to 55% in 2000.

AMORTIZATION OF GOODWILL. Amortization of goodwill stayed at approximately the same dollar value but decreased as a percentage of total revenue from 170% in 1999 to 58% in 2000.

INTEREST INCOME AND EXPENSE. Interest income increased approximately $55,000 in 2000 from 1999, and was derived from interest earned on short-term cash investments. Interest expense totaled approximately $46,000 for 2000, compared to approximately $151,000 for 1999. The decrease is due to higher debt service costs during 1999 prior to our initial public offering and obligations assumed from LanXtra. Interest expense in 2000 primarily related to capital leases and our notes payable.

SIX MONTH PERIOD ENDED JUNE 30 2000 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1999 (COMBINED CAVION AND LANXTRA)

REVENUE

Total revenue for the six-month period increased approximately $498,000 or 205% from approximately $243,000 for 1999 to approximately $741,000 for 2000. The increase is comprised of an increase of approximately $388,000 in network access and connectivity revenue, an increase of approximately $150,000 in preferred merchant fees for Member Emporium-TM-. and a decrease of approximately $41,000 in, installation services and software license fees.

NETWORK ACCESS AND CONNECTIVITY FEES. Network access and connectivity fees increased approximately $389,000 or 216% from approximately $180,000 for 1999 to approximately $569,000 for 2000. This increase was due to the increase in the number of customers connected to CUiNET-TM- from 30 as of June 30, 1999 to 103 as of June 30, 2000.

PREFERRED MERCHANT FEES. Preferred Merchant fees increased from $0 in 1999 to $150,000. This was due to the initiation of our Member Emporium-TM- preferred merchant program in 2000.

INSTALLATION SERVICES AND SOFTWARE LICENSING. Installation services and software licensing fees decreased approximately $41,000 or 65% from approximately $63,000 for 1999 to approximately $22,000 for 2000 because, as noted above, we no longer charge for installations.

OPERATING EXPENSES

Total operating expenses for the six-month period increased approximately $4.1 million or 205% from approximately $2.0 million for 1999 to approximately $6.1 million for 2000. This increase consisted of an increase of approximately $428,000 in network access and connectivity expenses, $1.7 million in selling and marketing expenses, $1.6 million in general and administrative expenses, $231,000 in research and development expenses, and $82,000 of amortization of goodwill. These increases were primarily due to an additional month of amortization of goodwill from the LanXtra acquisition, increased personnel and occupancy costs to support our recent growth, increased commissions paid to sales personnel, and amortization of stock-based compensation for non-employees. Total operating expenses as a percentage of total revenue decreased from 854% in 1999 to 817% in 2000.

COST OF NETWORK ACCESS AND CONNECTIVITY, INSTALLATION SERVICES AND SOFTWARE LICENSING. Costs related to network access and connectivity, installation services and software licensing revenue increased approximately $428,000 or 259% from approximately $166,000 for 1999 to approximately $594,000 for 2000. This increase was due to an increase in the number of customers connected to CUINET-TM-, and related increased telecommunications charges, personnel and network maintenance and data center expenses and associated charges. The Company's data centers are currently being built out and scaled to support the level of volume anticipated as a result of our aggressive growth model. As such, network maintenance and data center expenses are expected to eventually decline as a percentage of related revenues in future periods as our customer base expands. In the beginning of the period ended June 30, 2000, costs of network access and connectivity include the costs to transition telecommunication providers which included higher telephony costs and some overlap of charges, which costs were eliminated during the later 3 months of this period. This increase was somewhat offset by a reduction in prices we were charged for installation services by a new telecommunications provider. Cost of network access and connectivity, installation services and software licensing as a percentage of related revenue increased from 68% in 1999 to 80% in 2000. As a result of the change in the way we sell our products we no longer have installation expenses related to telecommunication installations or equipment. Cost of installation services is primarily salaries directly related to the installation services we provide to our customers.

SELLING AND MARKETING. Selling and marketing expenses increased approximately $1.7 million or 350% from $486,000 for the first half of 1999 to $2.2 million for the corresponding period in 2000. This increase was primarily due to increased sales and sales support personnel, increased occupancy costs for additional sales offices, increased commissions paid to sales personnel and amortization of stock-based compensation. The amount of stock-based compensation included in selling and marketing for the six-month period ended June 30, 2000 was approximately $436,000. The fair value of stock-based compensation to non-employees is estimated on the vesting date using the Black-Scholes option-pricing model. All options granted to non-employees are fully vested. We anticipate that our salaries and commissions will increase as we hire additional personnel to facilitate the growth of our business.Selling and marketing expenses increased as a percentage of total revenue from 200% in 1999 to 295% in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased approximately $1.6 million or 213% from $759,000 for the first six months in 1999 to $2.4 million for 2000. This increase was primarily due to increased personnel, increased occupancy costs for our corporate headquarters, write-off of fees for our cancelled Form S-1 filing in the second quarter of 2000 and amortization of stock-based compensation. The amount of the write-off for the cancelled S-1 filing was $243,000. The amount of stock-based compensation included in general and administrative expenses for the three-month period ended June 30, 2000 was approximately $324,000. All options granted to non-employees who are not directors are fully vested. We also expect increased occupancy expenses and corporate infrastructure costs as we grow. General and administrative expenses increased as a percentage of total revenue from 312% in 1999 to 320% in 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses for the first six months of the year increased approximately $231,000 or 119% from $194,000 in 1999 to $425,000 in 2000. This increase was primarily due to increased personnel devoted to development activities. Research and development expenses decreased as a percentage of total revenue from 80% in 1999 to 57% in 2000.

AMORTIZATION OF GOODWILL. Amortization of goodwill increased approximately $82,000 or 21% from $385,000 in 1999 to $477,000 in 2000.This increase is due to the acquisition of LanXtra, and the related goodwill, which occurred on February 1, 1999. Amortization of goodwill decreased as a percentage of total revenue from 162% in 1999 to 64% in 2000.

INTEREST INCOME AND EXPENSE. Interest income was approximately $123,000 in 2000, and was derived from interest earned on short-term cash investments. Interest expense totaled approximately $88,000 for 2000, compared to approximately $288,000 for 1999. The decrease is due to higher debt service costs during 1999 prior to our initial public offering and obligations assumed from LanXtra. Interest expense in 2000 primarily related to capital leases and our notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through cash flow from operations and the net proceeds from public and private sales of equity and debt securities.Our operations are subject to risks associated with a rapidly evolving marketplace, including need for additional capital, technological change, and a dependence on key personnel.. On June 30, 2000, we had approximately $2.0 million in cash and cash equivalents. We believe that this cash and other sources of current liquidity, such as receivables, will be sufficient to fund our operations into September 2000. However, additional financing will be required to fund our operations, particularly if we continue to invest in the development of the Member Emporium at the levels currently planned. In order to facilitate our aggressive growth model, management is pursuing additional financing as it has done previously.

In July 2000, we entered into a private stock purchase agreement with an institutional investor in which the investor committed to buy up to 1 million shares of our Class A Common Stock. This agreement will enable us, in our discretion, to sell up to 1 million shares of our common stock to this institutional investor, subject to specified terms and conditions, over the twenty-four month period following the effectiveness of the registration statement covering the resale of those shares. As an example of the liquidity provided by this security, as of August 7th, we would be able to draw approximately $536,000 in gross proceeds for the current 22-day draw down period based upon the formulas defined in the agreement. Subsequent draw down amounts will vary based upon our stock price and the trading volume of our common stock. In addition, we are in the process of raising up to $3.0 million through a private debt offering. We have also signed a letter agreement to raise $5.0 million through a private sale of our equity. We believe that proceeds from these transactions will help provide sufficient funds to operate our business, including the aggressive expansion related to Member Emporium, into the second quarter of 2000. Our efforts to provide funds for operations may have a negative impact on our operating results (such as in the form of interest expense) and/or dilution to existing shareholders. There can be no assurance that these transactions will be consummated. We intend to continue to find acceptable sources of funds and we would consider a reduction in the scope of our operations to preserve our cash.

Our operating activities used cash of approximately $633,000 and approximately $2.0 million during the three months ended June 30, 1999 and 2000, respectively and approximately $991,000 and approximately $3.3 million during the six months ended June 30, 1999 and 2000, respectively.Cash used by operating activities in the listed periods primarily resulted from our net losses, which were partially offset by depreciation and amortization, accretion of debt discount and putable stock non-cash compensation charge, by increases in accounts payable and deferred revenue.

Our investing activities used cash of approximately $51,000 and $87,000 during the three and six months ended June 30, 1999, respectively and approximately $313,000 and $1.0 during the three and six months ended June 30, 2000, respectively, which was primarily related to purchase of new property and equipment.

Our financing activities generated (used) cash of approximately $88,000 and $1.5 million during the three and six months ended June 30, 1999, respectively and approximately $(0.2) and approximately $1.9 million during the three and six months ended June 30, 2000. The cash generated by financing activities during 1999 and 2000 resulted primarily from the sale of equity, which was offset somewhat by payments of offering costs and principal payments on capital leases.

As part of the Company's ongoing efforts to continue the financing of the business, we considered a secondary public offering and filed a Form S-1 registration statement on April 14, 2000. Given the drastic change in market conditions, which unfortunately arose almost simultaneously, we elected not to proceed with this offering and are exploring other alternatives. As part of this filing, we incurred legal and accounting fees and other costs of approximately $243,000, which was expensed in the second quarter.

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

We currently lease all of the equipment in our data center. We have a lease line of credit from Data Sales Company which enables us to lease up to $500,000 of computer hardware. Interest on the outstanding balance accrues at the rate of 10.7% annually. As of June 30, 2000 a total of approximately $102,000 was outstanding on this line. Additionally, we have an agreement with Convergent Communications in which we pay a monthly fee for data center equipment, customer equipment, maintenance and related services for the network. The amount paid and accrued to Convergent Communications during the six-month period ended June 30, 2000 was approximately $223,000.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of our operations during the three or six month periods ended June 30, 2000, nor do we expect that inflation will have a material effect on the results of our future operations. Our customer contracts have CPI Index provisions that can be adjusted on an annual basis.

RECENT ACCOUNTING GUIDELINES

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 clarifies basic criteria for when revenues are taken into account for purposes of a company's financial statements. SAB 101 is effective for the quarter ended March 31, 2000.

However, SAB 101 is not required to be adopted until the quarter ending December 31, 2000. If we determine that our revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require us to restate our quarterly results for 2000 to reflect a cumulative change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently assessing the implications of adopting SAB 101. Currently, implementation service fees are recognized over the term of the underlying contract rather than on completion of implementation. Upon adoption of SAB 101, previously recognized implementation fees will be deferred and recognized ratably over the contract term. In the period of adoption, the cumulative impact will be reported as a change in accounting principle as dictated by SAB 101.

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

1998-1999 PRIVATE PLACEMENT OF NOTES AND WARRANTS. Between October 20, 1998 and February 8, 1999, we issued $470,000 in 15% secured promissory notes due October 19, 2000 and a total of 56,400 warrants to purchase shares of Class A common stock at an exercise price of $.01 per share in a private placement. We relied on the exemption from registration provided by Section 4(2) of the Act and Rule 505 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. The securities were sold to 13 private investors. One was an accredited investor and 12 were sophisticated investors. Investors received a private placement memorandum as well as copies of the documents relating to the sale of the assets of LanXtra to Cavion which closed in February 1999 and the loan from Cavion to LanXtra which has since been extinguished. Between December 28, 1998 and February 8, 1999, all of the warrants were exercised. In connection with the offering, the agent for the offering, First Capital Investments, Inc. was issued an agent's warrant to purchase 5,640 shares of Class A common stock at $.01 per share, which was exercised on February 8, 1999. In addition, First Capital received a total offering commission of $37,600.

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

LANXTRA ASSET PURCHASE. In February 1999, we issued 375,214 shares of Class A common stock and 28,648 shares of Class B common stock to LanXtra, Inc. in exchange for the assets and liabilities of LanXtra. This issuance was effected without registration under the Act in reliance upon the exemption from registration contained in Section 4(2) of the Act. Since Cavion was formed to purchase the assets and liabilities of LanXtra, the management and shareholders of LanXtra had access to complete information regarding our business at the time of issuance.

1999 PRIVATE PLACEMENT OF PREFERRED STOCK. In March and April 1999, we issued 700,000 shares of convertible preferred stock, Series A, convertible into Class A common stock, for an aggregate of $2,100,000, prior to expenses and commissions. The initial conversion price was $3.00 per share of Class A common stock, but the conversion price was subject to adjustment upon certain events affecting Cavion's capitalization. The shares of preferred stock were automatically converted into Class A common stock on November 3, 1999, when we closed our initial public offering. The convertible preferred stock was sold in reliance on the exemption from registration provided by Section 4(2) of the Act and Rule 506 of Regulation D adopted thereunder, as well as exemptions under various state securities laws. The offering was sold to accredited investors only. Investors received a private placement memorandum including financial statements. In connection with the offering, the agent for the offering, Neidiger, Tucker, Bruner, Inc., was issued a five year agent warrant to purchase 70,000 shares of preferred stock at an exercise price of $3.00 per share. Those warrants were subsequently terminated at NTB's request. In addition, NTB received a commission of $210,000 and a non-accountable expense allowance of $42,000.

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

         Underwriting discounts and commissions                        $  838,825
         Other expenses                                                $  794,952
                                                                       ----------
                  Total expenses                                       $1,633,777
                                                                       ==========

After deducting the expenses set forth above, we received net proceeds of approximately $6,755,000 with the proceeds from the IPO and the partial over-allotment option exercised by the underwriters. As of June 30, 2000 we had used $6,755,000 of the net proceeds approximately as follows:

- $1.3 million to purchase of equipment, infrastructure and establish new points of presence
-    $2.2 million for selling and marketing expenses
-    $2.2 for general working capital
-    $0.8 to pay debts, accrued interest and accounts payable
-    $0.3 to repay our August 1999 promissory notes

These amounts represent our best estimate of our use of proceeds for the period indicated. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates other than regular payments of salaries and directors' fees and expenses.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Our annual meeting of shareholders was held on May 30, 2000. At the meeting David J. Selina, Jeffrey W. Marshall, Stephen B. Friedman, John R. Evans and David E. Maus were elected as directors. Our shareholders also ratified the appointment of Arthur Andersen LLP as our independent public accountants for the year ending December 31, 2000 and approved an amendment to our Equity Incentive Plan to increase the number of shares reserved under the Plan to 995,000.

                  The number of votes cast for, withheld or broker nonvotes for each director nominee was as follows:


         NOMINEE                            FOR               WITHHELD         BROKER NONVOTES
         David J. Selina                 3,278,334             212,600                 0
         Jeffrey W. Marshall             3,278,234             212,700                 0
         Stephen B. Friedman             3,278,334             212,600                 0
         John R. Evans                   3,278,984             212,950                 0
         David E. Maus                   3,278,064             212,870                 0

                  The number of votes cast for, against, abstentions and broker nonvotes for ratification of our independent public accountants was as follows:

                 FOR                     AGAINST                    ABSTAIN               BROKER NONVOTES
              3,488,566                   2,201                       167                        0

                  The number of votes cast for, against, abstentions and broker nonvotes for approval of the amendment to our Equity Incentive Plan was as follows:

                 FOR                     AGAINST                    ABSTAIN               BROKER NONVOTES
              3,460,107                  29,498                      1,329                       0

                  Because the election of our directors, ratification of our independent public accountants and approval of the increase in the number of shares reserved under our Equity Incentive Plan were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by our shareholders were voted by the brokers at their discretion.


ITEM 5.  OTHER INFORMATION

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                27     Financial Data Schedule

           (b) Reports on Form 8-K.

               There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

ITEM 7.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAVION TECHNOLOGIES, INC.


Date: August , 2000                    By:
                                          ------------------------------------
                                            Marshall E. Aster, Vice President,
                                            Chief Financial Officer and
                                            Principal Financial and
                                            Accounting Officer