Form 10QSB
period 2000-09-30
CAVION TECHNOLOGIES INC
filed 2000-11-20
CIK 1081938

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarter ended September 30, 2000

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

            [X]  Yes     [ ]  No


The number of shares outstanding of the issuer's class of common stock as of November 8, 2000:

        CLASS OF SECURITIES                       OUTSTANDING SECURITIES
   $.0001 par value Common Stock                         5,032,599

                                      INDEX


                                                                                                                         Page
                                                                                                                         ----

Part I.     Financial Information

            Item 1.
                  Unaudited Financial Statements of Cavion Technologies, Inc.
                        Balance Sheets as of September 30, 2000 and December 31, 1999.......................................3
                        Statements of Operations for the three and nine-months ended
                              September 30, 2000 and 1999 ..................................................................5
                        Statements of Cash Flows for the three and nine-months ended
                              September 30, 2000 and 1999 ..................................................................6


            Item 2.1     Management's Discussion and Analysis of Financial Conditions and Results of Operations.............23

Part II.    Other Information

            Item 1      Legal Proceedings..................................................................................33

            Item 2      Changes in Securities and Use of Proceeds..........................................................33

            Item 3      Defaults Upon Senior Securities....................................................................34

            Item 4      Submission of Matters to a Vote of Security Holders................................................34

            Item 5      Other Information..................................................................................34

            Item 6      Exhibits and Reports on Form 8-K...................................................................40

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS



                            CAVION TECHNOLOGIES, INC.


                                 BALANCE SHEETS

                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                           September 30,         December 31,
                                      ASSETS                                   2000                   1999
                                      ------                              ---------------       ----------------

CURRENT ASSETS:
     Cash and cash equivalents                                              $   189,075           $4,346,699
     Accounts receivable                                                        258,469               94,190
     Prepaid expenses                                                           183,333              141,949
     Prepaid compensation                                                       347,674                 -
     Other                                                                        -                    2,558
                                                                            -----------          -----------
                    Total current assets                                        978,551            4,585,396
                                                                            -----------          -----------
PROPERTY AND EQUIPMENT, at cost:
     Leasehold improvements                                                     934,685              164,357
     Furniture and fixtures                                                     326,108               16,851
     Network equipment and licensed software                                  2,201,960              530,466
                                                                            -----------          -----------
                                                                              3,462,753              711,674

     Less - accumulated depreciation                                           (388,951)             (45,066)
                                                                            -----------          -----------
                    Property and equipment, net                               3,073,802              666,608
                                                                            -----------          -----------

DEFERRED OFFERING AND DEBT ISSUANCE COSTS                                       172,042                 -

DEPOSIT FOR LETTER OF CREDIT                                                    325,000              300,000

GOODWILL, net of accumulated amortization of $1,588,421 and
     $873,632, respectively                                                   3,176,847            3,891,636

OTHER ASSETS                                                                     50,957              159,637
                                                                            -----------          -----------
TOTAL ASSETS                                                                 $7,777,199           $9,603,277
                                                                            ===========          ===========

The accompanying notes to financial statements are an integral part of these balance sheets.

                             CAVION TECHNOLOGIES, INC.


                                 BALANCE SHEETS

                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                                                                        September 30,        December 31,
                               LIABILITIES AND STOCKHOLDERS' EQUITY                        2000                  1999
                               ------------------------------------                     -------------        ------------

CURRENT LIABILITIES:
     Accounts payable                                                                   $    905,762          $   213,098
     Accrued liabilities                                                                     180,528              375,524
     Deferred revenue - network access and connectivity fees                               1,553,352              547,639
     Deferred revenue - e-commerce fees                                                       75,000              300,000
     Current portion of capital lease obligations                                            517,308              137,500
     Notes payable                                                                           470,000              470,000
     Convertible subordinated notes, net of discount                                         506,716                -
                                                                                        ------------          -----------
                    Total current liabilities                                              4,208,666            2,043,761
                                                                                        ------------          -----------
LONG-TERM LIABILITIES:
     Capital lease obligations, net of current portion                                     1,044,449              386,494
                                                                                        ------------          -----------
PUTABLE CLASS B COMMON STOCK: 30,000 shares
     authorized; 0 and 28,648 shares issued and outstanding,
     respectively (stated at redemption value)                                                 -                  200,537

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     ClassA Common Stock; $.0001 par value, 19,970,000 shares authorized;
          4,966,974 and 4,697,326 issued and outstanding at June 30, 2000
          and December 31, 1999, respectively                                                    497                  470
     Warrants and options                                                                  2,840,233              507,096
     Deferred compensation                                                                     -                 (107,735)
     Stockholder receivable                                                                  (86,100)               -
     Additional paid-in capital                                                           13,012,573           11,426,314
     Accumulated deficit                                                                 (13,243,119)          (4,853,660)
                                                                                        ------------          -----------
                    Total stockholders' equity                                             2,524,084            6,972,485
                                                                                        ------------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  7,777,199          $ 9,603,277
                                                                                        ============          ===========

The accompanying notes to financial statements are an integral part of these balance sheets.

                            CAVION TECHNOLOGIES, INC.


                            STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     Three-Month                         Nine-Month
                                                                     Period Ending                       Period Ending
                                                           -------------------------------       ---------------------------------
                                                           September 30,      September 30,      September 30,       September 30,
                                                               2000                1999              2000                 1999
                                                           -------------      -------------      -------------       -------------

REVENUE:
     Network access and connectivity fees                  $     442,229      $     179,476      $   1,032,986       $     384,809
     e-commerce service fees                                      77,923              -                227,923               -
                                                           -------------      -------------      -------------       -------------
                    Total revenue                                520,152            179,476          1,260,909             384,809
                                                           -------------      -------------      -------------       -------------
OPERATING EXPENSES:
     Network access and connectivity                             503,339            149,850          1,096,859             283,467
     Selling and marketing                                     1,310,212            544,270          3,496,174             957,590
     General and administrative                                1,308,104            237,137          3,681,054             886,896
     Research and development                                    252,174            161,872            677,176             323,960
     Amortization of goodwill                                    238,262            240,860            714,789             635,370
                                                           -------------      -------------      -------------       -------------
                    Total operating expenses                   3,612,091          1,333,989          9,666,052           3,087,283
                                                           -------------      -------------      -------------       -------------
LOSS FROM OPERATIONS                                          (3,091,939)        (1,154,513)        (8,405,143)         (2,702,474)

INTEREST INCOME                                                   31,434              -                154,572               -

INTEREST EXPENSE                                                 (51,028)          (167,835)          (138,888)           (391,966)
                                                           -------------      -------------      -------------       -------------
NET LOSS                                                   $  (3,111,533)     $  (1,322,348)     $  (8,389,459)      $  (3,094,440)
                                                           =============      =============      =============       =============

NET LOSS APPLICABLE TO COMMON
     STOCKHOLDERS:
          Net Loss                                         $  (3,111,533)     $  (1,322,348)     $  (8,389,459)      $  (3,094,440)
          Dividends on redeemable, convertible
               preferred stock                                     -                (26,250)             -                 (54,704)
                                                           -------------      -------------      -------------       -------------
NET LOSS APPLICABLE TO COMMON
     STOCKHOLDERS                                          $  (3,111,533)     $  (1,348,598)     $  (8,389,459)      $  (3,149,144)
                                                           =============      =============      =============       =============

BASIC AND DILUTED NET
     LOSS PER SHARE                                        $       (0.63)     $       (0.50)     $       (1.71)      $       (1.12)
                                                           =============      =============      =============       =============
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING -
     BASIC AND DILUTED                                         4,966,527          2,706,326          4,908,283           2,806,287
                                                           =============      =============      =============       =============

The accompanying notes to financial statements are an integral part of these statements.

                            CAVION TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

         FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                         Three-Month                          Nine-Month
                                                                        Period Ending                        Period Ending
                                                                -----------------------------      ------------------------------
                                                                September 30,   September 30,      September 30,    September 30,
                                                                     2000           1999                2000             1999
                                                                -------------   -------------      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(3,111,533)    $(1,322,348)       $(8,389,459)     $(3,094,440)
   Adjustments to reconcile net loss to net
      cash used in operating activities-
          Depreciation and amortization                              401,117         276,945          1,059,098          722,522
          Amortization of deferred compensation                      261,279           -              1,021,210            -
          Accretion of debt issuance costs                             5,492         140,260              5,492          267,162
          Accretion of putable stock                                   -              11,880              -               29,380
          Interest income accrued on stockholder note                 (3,603)          -                 (3,603)           -
          Change in operating assets and liabilities-
             Accounts receivable                                     (96,742)        (17,507)          (157,953)         (27,251)
             Prepaids and other current assets                        15,448         (17,480)           (38,826)         (47,409)
             Other assets                                             (9,146)        (40,301)           108,680          (29,784)
             Accounts payable                                        512,256         186,252            692,664          286,372
             Accrued liabilities                                     101,668          52,220              4,787          144,382
             Deferred revenue                                        244,645         420,567            774,387          448,820
             Certificate of deposit                                    -               -                (25,000)           -
                                                                 -----------     -----------        -----------      -----------
                 Net cash used in operating activities            (1,679,119)       (309,512)        (4,948,523)      (1,300,246)
                                                                 -----------     -----------        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (442,360)        (46,205)        (1,494,490)        (133,220)
   Proceeds form sale leasehold                                        -               -                  2,673            -
                                                                 -----------     -----------        -----------      -----------
                 Net cash used in investing activities              (442,360)        (46,205)        (1,491,817)        (133,220)
                                                                 -----------     -----------        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible subordinated notes                      600,000           -                600,000            -
   Proceeds from issuance of common stock                              -               -              2,460,003              178
   Proceeds from the exercise of employee options                     10,581           -                 29,583            -
   Proceeds from notes payable                                         -             300,000              -              400,000
   Proceeds from issuance of Series A Preferred Stock                  -               -                  -            2,100,000
   Principal payments on capital leases                             (118,912)        (10,067)          (221,923)         (32,454)
   Exchange of notes receivable                                        -               -               (199,783)           -
   Common stock offering costs                                         -               -               (248,646)           -
   Deferred offering costs (capitalized) written-off                   -             (86,585)             -             (458,883)
   Series A preferred stock offering costs                             -               -                  -             (252,000)
   Payment of debt issuance costs                                   (136,518)        (31,045)          (136,518)         (67,612)
   Repurchase of common stock                                          -               -                  -                  (31)
   Payment of dividends                                                -             (26,250)             -              (26,250)
                                                                 -----------     -----------        -----------      -----------
                 Net cash provided by financing activities           355,151         146,053          2,282,716        1,662,948
                                                                 -----------     -----------        -----------      -----------


                   The accompanying notes to financial statements are an integral part of these statements.

                            CAVION TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

         FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           Three-Month                         Nine-Month
                                                           Period Ending                     Period Ending
                                                   -----------------------------     ----------------------------
                                                   September 30,   September 30,     September 30,   September 30,
                                                       2000             1999             2000            1999
                                                   -------------   -------------     -------------   -------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                             $(1,766,328)    $ (209,664)       $(4,157,624)    $   229,482

CASH AND CASH EQUIVALENTS,
   beginning of period                                1,955,403        458,881          4,346,699          19,735
                                                    -----------     ----------        -----------     -----------
CASH AND CASH EQUIVALENTS,
   end of period                                    $   189,075     $  249,217        $   189,075     $   249,217
                                                    ===========     ==========        ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
      Cash paid for interest                        $    41,226     $   34,814        $   125,944     $    98,992
                                                    ===========     ==========        ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-
   CASH FINANCING ACTIVITIES:
      Property acquired with capital leases         $   759,562     $    -            $ 1,259,686     $    63,804
                                                    ===========     ==========        ===========     ===========
      Value of common stock issued in
         exchange for note receivable               $     -         $    -            $    82,497     $     -
                                                    ===========     ==========        ===========     ===========
      Value of warrants to purchase preferred
         stock issued to Placement Agent            $     -         $    -            $     -         $   168,790
                                                    ===========     ==========        ===========     ===========
      Value of warrants to purchase common
         stock issued to convertible
         subordinated note holders                  $    96,178     $    -            $    96,178     $     -
                                                    ===========     ==========        ===========     ===========
      Value of warrants to purchase common
         stock issued to note holder                $     -         $   33,127        $     -         $    69,012
                                                    ===========     ==========        ===========     ===========
      Value of warrants to purchase common
         stock issued to placement agent            $    38,122     $    -            $   168,712     $     -
                                                    ===========     ==========        ===========     ===========
      Value of warrants to purchase common
         stock issued in exchange for
         written put option                         $   807,098     $    -            $   807,098     $     -
                                                    ===========     ==========        ===========     ===========
         Common stock issued in connection
            with conversion of Class B Putable
            Common Stock                            $     -         $    -            $   200,537     $     -
                                                    ===========     ==========        ===========     ===========
      Value of non-employee stock options           $     -         $    -            $ 1,261,149     $     -
                                                    ===========     ==========        ===========     ===========


    The accompanying notes to financial statements are an integral part of these statements.

                            CAVION TECHNOLOGIES, INC.


                          NOTES TO FINANCIAL STATEMENTS

    AS OF AND FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)



1.     DESCRIPTION OF BUSINESS:

ORGANIZATION

Cavion Technologies, Inc. (the "Company") offers products and services for business to business communications, secure Internet financial products, such as online banking and bill paying services, and secure Internet access and services for its customers, which are primarily credit unions, their members and credit union business partners. The Company is also building and managing a secure private communications network exclusively for the credit union industry. This network acts as a communications platform for the delivery of services and information to and from credit unions and related businesses. The Company has developed and is beginning to offer an integrated network of e-commerce portals called Member Emporium-TM-. Member Emporium-TM- is designed to enable a credit union to provide its members with access to a variety of products and services, typically at a discount from retail or Internet-based prices.

The Company was incorporated in Colorado on August 18, 1998, as Network Acquisitions, Inc. to acquire the assets of Cavion Technologies, Inc., now known as LanXtra, Inc. ("LanXtra"), which was engaged in providing internet, intranet, and extranet services to the credit union industry. On February 1, 1999, the Company acquired the business of LanXtra, and the Company changed its name to Cavion Technologies, Inc. doing business as cavion.com.

LIQUIDITY AND COMPANY FUNDING

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the nine months ended September 30, 2000, the Company incurred a loss of $8,389,459 and used net cash of $4,157,624 in its activities. The Company also has a working capital deficit of $3,230,115 at September 30, 2000. In addition, the Company has not repaid $470,000 of notes due October 19, 2000. Accordingly, based on the 30 day grace period, the notes went into default on November 19, 2000 because we did not pay the principal and accrued interest by that date. To date, the Company has not received a notice of default from any of the note holders. Management is currently negotiating with the note holders to either extend the term of the various notes or to convert them to convertible notes offered in our August 2000 private placement. These factors, among others, indicate that there is substantial doubt as to whether the Company will be able to continue as a going concern unless the Company is able to raise substantial additional capital to fund its cash needs. Management's plans to address these uncertainties are discussed below. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Based on its cash position at November 17, 2000, the Company believes that it will be unable to continue to operate beyond a few weeks without additional funding. In addition, the Company may be required to implement a substantial decrease in its scope of operations. Our management continues to pursue various alternatives to enable the Company to continue to grow. The Company is in ongoing discussions to identify additional sources of capital including further sales of its securities, which may result in substantial dilution to existing shareholders. The Company is also considering other alternatives, including the sale of all or substantially all of the Company's assets, the sale of a controlling interest in the Company, substantial reductions in headcount and operating expenditures, and other actions. In particular, the Company is presently engaged in negotiations with an application services provider engaged in direct account aggregation whereby the Company, or its private network, would be acquired for cash and/or securities. There can be no guarantee that any such actions will occur or that, if they occur, they will allow the Company to continue operations for an extended period of time.

The Company has been advised by its independent public accountants that, if it is unable to raise sufficient capital to reasonably fund its operations and other cash needs through at least December 31, 2001, prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditor's report on those financial statements will be modified to include a statement regarding their substantial doubt regarding the Company's ability to continue as a going concern.

The Company is in ongoing discussions to identify additional sources of capital, including sales of its securities, which may result in substantial dilution to existing shareholders. The Company is also considering other alternatives, including the sale of a controlling interest in the Company, substantial reductions in headcount and operating expenditures, and other actions. There can be no guarantee that any such actions will allow the Company to continue operations for an extended period of time. The Company will continue to seek capital from its subordinated convertible Note offering. To date, the Company has accepted a total of $1,075,000, including a non-convertible $75,000 note from an existing shareholder.

On August 1, 2000, our Board of Directors approved a private offering of up to $3 million in convertible subordinated notes. On September 7, 2000, the Board of Directors increased the maximum size of the private offering to $4 million. On September 19, 2000 the Company received $600,000 of gross proceeds from this offering. In October and November of 2000, the Company received an additional $475,000 of funding. (See Note 5).

On July 21, 2000, the Company entered into a private stock purchase agreement with an institutional investor in which the investor committed to buy up to 1 million shares of the Company's Class A Common Stock. This agreement will enable the Company, in its discretion, to sell up to 1 million shares of its common stock to this institutional investor, subject to specified terms and conditions, over a twenty-four month period. (See Note 6).

During the three months ended September 30, 2000, the Company entered into agreements with three entities whereby these entities will assist in identifying and securing additional capital.

On February 17, 2000, the Company entered into an agreement to issue, for $12.00 per share, 205,000 shares of its Class A Common Stock in a private transaction. Gross proceeds of approximately $2,460,000 were raised, and the Company, after a reduction of $196,800 for the selling agent's commission and other offering costs, netted proceeds of $2,211,354. In conjunction with this private placement, warrants to purchase 20,500 shares of the Company's Class A Common Stock were issued to the selling agent, which were valued at $130,590.

OTHER CAPITAL TRANSACTIONS

On October 29, 1999, the Company successfully completed an Initial Public Offering ("IPO"). The number of shares offered and sold was 1,200,000, with an underwriter's over-allotment option for an additional 180,000 shares. Total gross proceeds of $7,800,000 were raised in the offering, and the Company, after offering expenses, netted proceeds of approximately $6,288,000. In November 1999, the Company sold 90,500 additional shares from the underwriters over-allotment option, raising additional gross proceeds of approximately $588,000, and net proceeds of approximately $467,000. The total number of shares outstanding after the offering was 4,696,826, reflecting the automatic conversion of 700,000 shares of Convertible Preferred Stock into 700,000 shares of Class A Common Stock upon the closing of the offering. In addition, at the closing of the IPO, the Company issued warrants to purchase 120,000 shares of the Company's Class A Common Stock to certain underwriters with an exercise price of 125% of the IPO price, or $8.125 per share.

Prior to the IPO, the Company financed its operations through private placements of promissory notes, bearing 15% interest per annum, which were offered commencing on October 20, 1998 (the "Note Offering"), the sale of Series A Preferred Stock and funding through a Bridge Loan. The Company advanced a portion of the proceeds from the Note Offering to LanXtra in anticipation of the acquisition of LanXtra.

RISK FACTORS

In addition to the going concern matter notes above, the Company also faces a number of other risk factors.

Cavion's revenue depends upon information technology spending by credit unions. The Company cannot be sure that this type of spending will increase or even continue at today's levels. Credit unions tend to be cautious in making purchase decisions regarding new technologies for their financial applications. As a result, Cavion must provide a significant level of education to prospective customers regarding the use and benefits of our products and services prior to their purchase. Furthermore, credit unions are frequently slow to approve capital expenditures, especially for new technologies that affect key operations. All of this could have the effect of significantly lengthening the sales cycle, thereby delaying revenue growth and adversely affecting operating results. In addition, the Company's current liquidity position puts it at a competitive disadvantage relative to certain competitors, which could result in decreased revenue, cancelled contracts and a more lengthy sales cycle.

The Company expects to derive a substantial portion of its future revenue from its e-commerce products. The success of these e-commerce products is dependent on, among other things, the Company's ability to:

       - convince credit unions to allow Cavion to link their websites to the Member Emporium-TM- website and network of portals;

       - persuade businesses to advertise their products and services on the Member Emporium-TM- website and portal network, and to offer those products and services at a meaningful discount;

       - entice credit union members to visit the Member Emporium-TM-website and portal network, and purchase the products and services advertised; and

       -      to earn commissions on these transactions.


If Member Emporium-TM- is unable to produce the revenue we presently expect, there could be a material adverse effect on our business, financial condition and results of operations.

Future issuances of shares of Cavion's common stock in the public market, including shares associated with the private offering of convertible subordinated notes, the private stock purchase agreement, and the outstanding warrants and options or the perception by the market that these sales may occur, could lower the market price of our common stock.


PURCHASE OF LANXTRA'S ASSETS, LIABILITIES AND OPERATIONS

In August 1998, the Company signed a letter of intent to purchase LanXtra's business. In December 1998, the Company signed an Asset Purchase Agreement (the "Purchase Agreement") with LanXtra to purchase substantially all the assets of LanXtra in exchange for approximately 375,214 shares and 28,648 shares of the Company's Class A and B Common Stock, respectively, and the assumption by the Company of certain liabilities of LanXtra. The number of Class A Common Stock shares issued to LanXtra represented approximately 12% of the Company's equity interest at the time of the Purchase Agreement. The Purchase Agreement was consummated on February 1, 1999, and the Company assumed the operations of LanXtra on that date. Upon consummation, significant modifications were made to LanXtra's capital structure. On December 21, 1998, the Company issued 625,356 shares to certain shareholders of LanXtra who would continue as management of the Company. One of these shareholders held directly and through irrevocable proxies sufficient voting shares to approve the transaction. The shares are non-forfeitable and not contingent upon the this member of management's continued employment with the Company. As a result, the shares have been considered additional purchase consideration and are recorded at their estimated fair value of $3 per share.

The estimated fair value of assets acquired, liabilities assumed, and consideration issued in the transaction with LanXtra are as follows:


                  Consideration:
                       Class A Common Stock                        $3,001,710
                       Class B Common Stock                           167,197
                       Cash                                           338,735
                                                                 ------------
                                                                    3,507,642
                  Add: Net liabilities (assets):
                       Working capital deficit                        706,044
                       Property and equipment                        (331,020)
                       Borrowings                                     924,417
                       Other assets                                   (41,815)
                                                                 ------------
                  Goodwill                                         $4,765,268
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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The interim financial statements of the Company as of and for the three and nine months ended September 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim period is not necessarily indicative of the results of the entire year.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PREPAID COMPENSATION

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

DEFERRED OFFERING AND DEBT ISSUANCE COSTS

The Company has made cash payments and issued warrants to certain placement agents that are helping raise funds through equity and debt offerings. In addition, the Company has incurred certain legal and other costs in conducting fund raising activities. As financing agreements are reached and funded, the applicable deferred offering costs will be removed and accounted for as a direct financing cost. If no such financing agreements are reached and no funding received, these deferred offering and debt issuance costs will be expensed. At September 30, 2000, approximately $85,000 of these costs are debt issuance costs and are being amortized into interest expense over a one year period.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived assets. The acquisition of LanXtra generated approximately $4,760,000 of intangible assets, which are continuously reviewed by the Company for impairment. As of September 30, 2000, management does not believe that these assets are impaired. However, if the Company is unable to obtain adequate financing to continue operations in the normal course of business, future write downs of goodwill may be necessary.

ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                  September 30,   December 31,
                                                      2000            1999
                                                  ------------    ------------

       Accrued commissions and vacation             $126,610       $  53,938
       Accrued professional fees                      40,540          67,854
       Accrued telecom and equipment
            fees for Convergent contract               5,535          81,392
       Accrued interest                                1,808            -
       Other liabilities                               6,035         172,340
                                                   ---------      ----------
                Total accrued liabilities           $180,528       $ 375,524
                                                   =========      ==========


NET LOSS PER SHARE

The Company reports net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings (loss) per share. Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The Company has excluded the weighted average effect of common stock issuable upon exercise of all warrants, options and convertible notes payable from the computation of diluted earnings per share as the effect of all such securities is anti-dilutive for the periods presented. The shares excluded related to outstanding options and warrants (without regard to the treasury stock method) and convertible notes payable at September 30, 2000 and 1999 and were 1,658,496 and 409,248, respectively.

STOCK BASED COMPENSATION

The Company accounts for its employee stock option plan and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants as if the fair value-based method of accounting per SFAS No. 123 had been applied to these transactions.

The Company accounts for equity instruments issued to non-employees in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The valuation of equity based securities issued to consultants is generally based upon the Black-Scholes option pricing model. Use of this model may result in significant variation in the fair market value on each determination date. Fair market values are generally redetermined until the equity-based security is vested, and the resulting income statement impact can be volatile and significant.

REVENUE RECOGNITION

The Company currently generates revenue from two sources: (1) recurring monthly network access and connectivity fees and (2) e-commerce services. Monthly network access and connectivity fees include fees for enabling credit unions to conduct a variety of transactions and communications with their members, other credit unions, or credit union leagues over Cavion's private secure network. These transactions and services include, but are not limited to: interactive account transactions, secure communications, bill payment, on-line loan applications, and Internet access for credit union members. Revenues do not fluctuate for recurring monthly fees as the Company does not charge per user or per transaction. During the first quarter of 2000, the Company modified its price structure to eliminate installation charges. Service revenue was previously recognized as the services were performed. As a result of the change to the Company's price structure, service fees are bundled with the network access and connectivity fees, and are recognized together over the term of the contract. Network access and connectivity fees, including bundled service fees, are typically billed in advance and recognized ratably over the period that the access/connectivity is provided. Cavion's e-commerce services are provided by Member Emporium-TM-. Fees from these services are primarily generated through a preferred merchant fee, target advertising services, and other fees related to credit union members' usage of e-commerce vendors.

COMPREHENSIVE INCOME

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From inception through September 30, 2000, there have been no differences between the Company's comprehensive loss and its net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB 133" ("SFAS No 137"). SFAS No. 137 requires the Company to adopt SFAS No. 133 for all quarters in the year ended December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities and does not expect the adoption of SFAS 133 to have a significant impact on the Company's results of operations.

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. SAB 101 is not required to be adopted until the quarter ending December 31, 2000; with retroactive implementation to January 1, 2000. If the Company determines that its revenue recognition policies must change to be in accordance with SAB 101, the implementation of SAB 101 will require the Company to restate its quarterly results for 2000 for the effect of this change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently assessing the implications of adopting SAB 101. Subsequent to December 31, 1999, implementation service fees are recognized over the term of the underlying contract rather than on completion of implementation. Upon adoption of SAB 101, previously recognized implementation fees will be deferred and recognized ratably over the contract term. In the period of adoption, the cumulative impact will be reported as a change in accounting principle as dictated by SAB 101.

3.     RELATED PARTY TRANSACTIONS:

MONEYLINE AMERICA, LLC

In August 1999, the Company entered into an agreement with MoneyLine America, LLC, (the "MoneyLine Agreement"), which provides that the Company receives payments under an agreement with MoneyLine to provide online mortgage lending services for credit unions and their members through the Company's network. MoneyLine is provided a preferred merchant status and is the exclusive provider of online mortgage lending services. This agreement calls for a minimum payment of $300,000 in the first year, beginning September 1999, escalating to $1,000,000 in years six through ten, provided the Company has at least 1,500 credit unions, or 12% of the U.S. credit unions, on its network by the end of year three. The amounts received are reflected as deferred revenue - e-commerce fees in the accompanying balance sheets. This service was initiated in January 2000, and as a result, through September 30, 2000, $225,000 has been recognized as e-commerce fees revenue. Boutine Capital, LLC, a principal shareholder of the Company owned 50% of MoneyLine America on August 18, 1999, the date of the MoneyLine Agreement, and currently owns 5% of MoneyLine.

CONVERGENT COMMUNICATIONS

Effective October 22, 1999, the Company entered into a five-year agreement with Convergent Communications Services, Inc., ("Convergent"). This agreement included a sale and lease-back of certain network equipment. Equipment with a net book value of $265,394, sold for $285,976. A corresponding deferred gain of $20,582 was recorded and will be recognized over the life of the leases. Under this agreement, Convergent will establish, maintain and support network connectivity between the Company's network and its customers, including providing, equipment, maintenance and related services for the network for a monthly fee. During the nine-months ended September 30, 2000, the Company paid approximately $534,000 to Convergent for these services. One of the Company's directors was also a director of Convergent until April 2000 and he served as its Executive Officer and Chairman until March 31, 2000.

4.     CAPITAL LEASE OBLIGATIONS:

The Company assumed several capital lease agreements related to computers and various office equipment in conjunction with the Purchase Agreement. The Company has also entered into additional capital lease agreements. The capital leases have terms ranging from 24 to 60 months with interest rates ranging between 9% and 20.3%.

As of September 30, 2000, the present value of the future minimum lease payments is as follows:


              2000                                             $   152,613
              2001                                                 603,851
              2002                                                 468,795
              2003                                                 325,749
              2004                                                 261,567
                                                                ----------
                                                                 1,812,575
              Less: amounts representing interest                 (250,818)
                                                                ----------
                                                                 1,561,757
              Less: current portion                               (517,308)
                                                                ----------
              Long-term capital lease obligation                $1,044,449
                                                                ==========

The net book value of assets under capital lease obligations as of September 30, 2000, was approximately $1,533,000.

5.     CONVERTIBLE SUBORDINATED NOTES:

During August 2000, the Company initiated a private offering of convertible subordinated notes. The Company's Board of Directors has approved a maximum offering of up to $4 million. The notes were to be convertible into the Company's Common Stock at the ratio of 8,333 shares per $50,000 of notes (implied conversion rate of $6.00 per share). The notes are immediately convertible once the underlying shares are registered with the Securities Exchange Commission. Each note holder was to receive detachable warrants to purchase 2,083 shares of Cavion's Common Stock for each $50,000 of notes. The terms of the offering were amended in October 2000 (see Note 12). After the amendment, the notes are convertible into the Company's common stock at the ratio of 25,000 shares per $50,000 of notes (implied conversion of $2 per share). Each note holder will receive detachable warrants to purchase 6,750 shares of the Company's common stock for each $50,000 of their investment. The notes accrue interest at 10% per annum with mature one year from the date funded. The interest is payable quarterly in cash or Cavion's Common Stock. As part of this agreement, Cavion is required to issue warrants to FCI entitling the purchase of its common stock totaling 10% of the total amount of any securities issued under this agreement that will be exercisable at any time during a five year term exercisable at 110% of the price of the notes. Upon each closing, Cavion will also pay 8% of the total gross proceeds received to FCI. The Company is required to register the shares of Cavion's common into which these shares are convertible as well as shares subject to issuance upon the exercise of detachable warrants within 90 days from the day of closing. On the effective day of the registration statement, each purchaser, at its discretion, may adjust the conversion price in the event the average closing price of the Company's common stock during the preceding ten day period is equal to or less than $2.00 per share. If during the one year period following the effective date of the registration statement, the Company sells shares of its own common stock at a price lower than the current implied conversion price, the conversion price shall automatically be reduced to equal such lower price. In addition, the exercise price of the warrants issued under this arrangement will also be reset to the conversion price if the conversion price is changed. Another modification was in the event the Company is sold or acquired in the future, the note holders are guaranteed a minimum return of 50% of their investment.

On September 19, 2000, the Company received $600,000 of funding from this offering. As part of the selling agent's compensation, the Company issued warrants to purchase 10,000 shares of its Class A Common Stock. The warrants are exercisable at any time during a five-year term at an exercise price of $6.00 per share. The warrants, when issued, were valued at a total of approximately $38,000 utilizing the Black-Scholes option pricing model assuming a volatility factor of 126%, a risk free rate of 5.95% and a fair market value of the underlying shares of $4.56. These warrants were recorded as debt issuance costs and will be amortized into interest expense over the note period of one year.

In conjunction with the funding received on September 19, 2000, the Company issued warrants to the investors to purchase 25,000 shares of its Class A Common Stock. The warrants are exercisable at any time during a five-year term at an exercise price of $6.00 per share. The warrants, when issued, were valued at a total of approximately $96,000, utilizing the Black-Scholes option pricing model assuming a volatility factor of 126%, a risk free rate of 5.95% and a fair market value of the underlying shares of $4.56. These warrants were recorded as a debt discount. The discounted debt will be accreted back to its face value over the note period of one year. The accretion of the debt will be recorded as interest expense.

The Company also recorded debt issuance costs of $48,000 related to a cash placement agent fee made to FCI. These costs will be amortized to interest expense over the life of the debt. During the three-months ended September 30, 2000, the Company recorded interest expense of approximately $5,500 related to these notes. The Company obtained shareholder approval of the terms of this transaction prior to the October 2000 modification of these terms. The Company intends to seek shareholder approval of the modifications.

6.     PRIVATE STOCK PURCHASE AGREEMENT:

On July 21, 2000, the Company entered into a private stock purchase agreement with an institutional investor, Mothlake International Limited, in which the investor committed to buy up to 1 million shares of the Company's Class A Common Stock. This agreement will enable the Company, at its discretion, to sell up to 1 million shares of its common stock to this institutional investor, subject to specified terms and conditions, over the next twenty-four months. In conjunction with the stock purchase agreement, the Company issued warrants to the investor to purchase 60,000 shares of the Company's common stock at a price of $10.17 per share. The Company also issued warrants to the placement agent to purchase 80,000 shares of the Company's common stock at a price of $10.17 per share. The fair value of these warrants on the date of grant was approximately $807,000. The warrants were valued using the Black-Scholes option pricing model assuming a volatility factor of 112%, a risk free interest rate of 6.00% and a fair value of the underlying shares of $8.63. This agreement is considered to be the equivalent of a written put option as it provides Cavion the right to require this investor to purchase its stock on a future date. The value of this put option is determined by the value provided by Cavion in the form of warrants to both the investor and the placement agent. Therefore, this arrangement has been accounted for under the guidance of Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The fair value of the put option has been recorded as a decrease in additional paid-in-capital and the warrants as an increase in warrants outstanding.

In addition, each time the Company sells shares to this investor, the Company will issue warrants to the investor equal to 25% of the shares purchased, pay an escrow fee of $1,500, an 8% placement fee and a 2.64% financial consultant fee out of the proceeds from the sale of the Company's common stock to this investor.

The Company has agreed to register the shares purchased by the investor with the Securities and Exchange Commission. The Company has obtained shareholder ratification of the transaction. No shares will be offered for resale by the investor except by means of a prospectus.

7.     AGREEMENTS WITH PLACEMENT AGENTS AND FINANCIAL ADVISORS:

On June 26, 2000, the Company entered into a one-year agreement with a placement agent to help raise capital for the Company. Cavion will compensate this placement agent by paying a cash sum equal to 8% of the funds raised by this agent upon closing of the transaction. In addition, the placement agent will be granted warrants to purchase Cavion's common stock. The warrants shall provide an 8% coverage of the gross funds raised. The terms are to be the same as those granted to the investors. In the event the investors are not granted warrants, the placement agent shall be granted warrants with an exercise price of 120% of the closing price of Cavion's stock on the day prior to the closing of the transaction with a five-year life from the date of issuance.

As part of the private stock purchase agreement that Cavion entered into on July 21, 2000 (see Note 6), the Company issued warrants to a placement agent to purchase 80,000 shares of its common stock. No cash fees have yet been paid as the Company has not yet received any funding under this facility. The warrants have an exercise price of $10.17, are fully vested and expire on July 21, 2003. The fair value of these warrants is approximately $511,000. The warrants are treated as the cost of obtaining a written put option. As such, the Company recorded these warrants by decreasing additional paid-in capital and increasing warrants outstanding. The warrants were valued using the Black-Scholes option pricing model assuming a volatility of 112%, a risk free interest rate of 6.0%, and a fair value of the underlying shares of $8.625.

On July 21, 2000, the Company entered into an agreement with Strategic Growth International, Inc. ("SGI"), which is currently providing investor relations services, to also act as a financial consultant. Cavion is to pay a consulting fee upon the closing of any financing transaction resulting from an initial introduction by SGI. The consulting fee will be 33% of all cash fees charged by financial intermediaries introduced by SGI. In the event funds are provided directly by a financial institution, SGI will be entitled to 8% of the gross proceeds of any funds raised through equity, and 3% of the gross proceeds of any funds raised through debt. As additional incentive, Cavion issued on the date of this agreement 100,000 warrants to purchase its common stock. The warrants are exercisable at $8.625. The warrants vest and shall be immediately exercisable if and when Cavion has succeeded in raising $5 million resulting from all such introductions by SGI under this agreement. The warrants have a 5 year life from the date of vesting, have non-dilution provisions, and have piggy-back registration rights. The fees are payable for any transaction resulting from an introduction by SGI for a two-year period following the date of this agreement.

On July 21, 2000, the Company entered into a private stock purchase agreement with an institutional investor, Mothlake International Limited, that resulted from an introduction by SGI. The details and terms of this agreement are discussed in detail in Note 6. As of September 30, 2000, the Company had not raised any funds under this agreement. No cash placement fees have yet been paid to any financial intermediaries. However, upon funding, an 8% placement fee will be paid to a placement agent which will result in an additional 2.64% fee being paid to SGI.

Following the guidance of the EITF presented in its Topic D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee", the Company has treated the warrants for accounting purposes as not issued until vested. If the warrants are never vested, the Company will not account for the issuance of these warrants. If the warrants vest, the Company will record the fair value of these warrants on that day as a direct financing cost. The fair value of the warrants at September 30, 2000, was approximately $314,000. These warrants have been valued using the Black-Scholes option pricing model assuming a volatility factor of 112% and 126%, a risk free interest rate of 6.0%, and a fair value of the underlying shares of $8.625 and $3.8125 as of July 21, 2000 and September 30, 2000, respectively.

On September 11, 2000, the Company entered into an agreement with a professional financial advisor, Baird, Patrick & Co. This advisor will provide consulting services in relation to raising capital for the Company and also acting as a placement agent. For the financial advisory services, the Company will pay this advisor $7,500 per month for the remainder of the contract. The contract will continue to exist until one of the parties provides a 30 day termination notification. In addition, the Company issued warrants to purchase 50,000 shares of Cavion's common stock at an exercise price of $4.50 and an expiration date of September 14, 2003. The warrants vest and become exercisable upon the completion of any financing transactions in which this advisor helps establish. For acting as a placement agent, this advisor will be paid a cash fee equal to 5% of the total gross proceeds received. As of September 30, 2000, the Company has not entered into any financing agreements as a result of the relationship with this advisor.

Currently, these warrants are not vested and have therefore been treated for accounting purposes as not issued. If the warrants vest, the Company will record the fair value of these warrants on that day as a direct financing cost. The fair value of these warrants at September 30, 2000 was approximately $139,000. These warrants have been valued using the Black-Scholes option pricing model assuming a volatility factor of 122% and 126%, a risk free interest rate of 6.0% and a fair value of the underlying shares of $4.50 and $3.8125 as of September 11, 2000 and September 30, 2000, respectively.

8.     STOCKHOLDERS' EQUITY:

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

WARRANTS

As part of FCI's compensation for its services as selling agent for the funds raised in the February 2000 private issuance of Class A Common Stock, the Company issued warrants to purchase 20,500 shares of its Class A Common Stock. The warrants are exercisable at any time during a five-year term at an exercise price of $12.00 per share. The warrants, when issued, were valued at a total of $130,590, utilizing the Black-Scholes option pricing model assuming a volatility factor of 53%, a risk free interest rate of 6.22% and a fair market value of the underlying shares of $12.00. The value of these warrants was recorded as a reduction of additional paid-in capital.

As part of the underwriter's compensation for the funds raised in the Company's IPO, the Company agreed to sell, for $100, warrants to purchase 120,000 shares of its Common Stock. The warrants are exercisable at any time during a four-year term beginning November 3, 2000 at an exercise price equal to 125% of the offering price, or $8.125. The warrants outstanding were valued at a total of $366,234, utilizing the Black-Scholes option pricing model assuming a volatility factor of 53%, a risk free interest rate of 6.22% and a fair market value of the underlying shares of $6.50. The value of these warrants was recorded as a reduction of additional paid-in-capital. On February 25, 2000, the Company agreed with certain of the present holders of these warrants that 112,500 of these warrants would be exercised without a cash payment on November 3, 2000, in return for the issuance of 65,625 shares of common stock. In connection with the negotiation of this net exercise price, the underwriter forfeited its right of first refusal to act as the Company's investment banker for future private or public securities offerings.

In conjunction with the issuance of the August 1999 Bridge Loan, the Company granted the Bridge Loan holders warrants to purchase 5,000 shares of the Company's common stock for every $50,000 of notes purchased. The warrants are exercisable for a period of five years beginning on the earlier to occur of (i) the closing of the IPO or (ii) one year from the date of the warrant. These detachable warrants were valued at a total of $33,127 utilizing the

Black-Scholes option pricing model, assuming a volatility factor of 70%, a risk free interest rate of 6.22% and a fair value of the underlying shares of $6.50, and have been recorded as a debt discount.

The following table summarizes the warrants outstanding at September 30, 2000:

                                                                       Exercise
                                                                         Price              Shares
                                                                      ----------          ----------
             Avalon Research Group, Inc. - July 21, 2000               $ 10.170             80,000
             Baird, Patrick & Co. - September 11, 2000                 $  4.500             50,000
             SGI                                                       $  8.625            100,000
             Convertible Subordinated Note Holders                     $  6.000             25,000
             First Capital Investments, Inc. - September 2000
                  debt issuance                                        $  6.600             10,000
             First Capital Investments, Inc. - February
                  stock issuance                                       $ 12.000             20,500
             Neidiger, Tucker, Bruner, Inc.                            $  8.125            120,000 (*)
             Note Holders                                              $  6.500             30,000
             Moth lake International Limited                           $ 10.170             60,000
                                                                                         ---------
                                                                                           495,500
                                                                                         =========

*  These warrants were exercised on November 3, 2000. See discussion in Note 12.


STOCK OPTIONS

Effective March 19, 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, non-qualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorizes the issuance of up to 995,000 shares of Class A Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date. Through September 30, 2000, and December 31, 1999, options for 996,000 and 505,500 shares of Cavion's common stock, respectively, have been issued to employees under the Plan. As of September 30, 2000, the outstanding stock options have an average exercise price of $10.91 per share, with a range of $3.00 to $32.12, and vest over various terms with a maximum vesting period of 3 years and expire after the contract period of ten years.

During the year ended December 31, 1999, the Company granted options for 20,000 shares of Class A Common Stock to non-employees in exchange for services. The exercise price of these options range from $3.00 to $6.00 per share. These options became fully vested on March 1, 2000, and no future services were required by the option holders. The fair value of these options on the vesting date was approximately $324,000, which is included in general and administrative expense in the accompanying Statements of Operations. The fair value of each non-employee option grant was estimated on the vesting date using the Black-Scholes option pricing model. Assumptions used to calculate the fair value were the risk free interest rate of 6.22%, no dividend yields, a life of 9-10 years and volatility of 69%.

In April 2000, the Company accepted a promissory note from a former director in the amount of $82,497 as payment for the exercise price of 27,500 stock options. The short-term note bears interest at 9.0% per annum and is due with interest and principal in May 2001 with no pre-payment penalties, and is collateralized by personal property. This amount is reflected as a deduction of stockholder's equity in the accompanying balance sheets.

On February 14, 2000, the Company entered into an agreement for investor relations consulting services with SGI. In connection with the agreement, the Company granted SGI fully vested options to purchase 175,000 shares of common stock exercisable at $11.1875 per share for a period of five years. The agreement has a term of one-year and requires monthly payments of $8,000 to SGI for the services. The fair value of these options on the date of grant was approximately $1,045,000. The fair value is being amortized over the life of the one year contract, in which amortization of approximately $261,000 and $696,000 is included in selling and marketing expense in the accompanying statements of operations for the three-month and nine-month period ended September 30, 2000, respectively. The fair value of the non-employee option grant was estimated on the vesting date using the Black-Scholes option pricing model. Assumptions used to calculate the fair value were risk free interest rate of 6.22%, no dividend yields, a life of five years and volatility of 53%.

The following table summarizes stock option activity:

                                                          Under the Stock Option Plan:                 Other Grants:
                                                      -------------------------------------------    --------------------
                                                                                  Granted to              Granted to
                                                      Granted to Employees      Non-Employees           Non-Employees
                                                      --------------------   -------------------     ---------------------
                                                                Weighted                Weighted                Weighted
                                                                Average                 Average                 Average
                                                                Exercise                Exercise                Exercise
                                                       Shares    Price      Shares       Price       Shares      Price
                                                      -------   --------    -------     -------     --------    --------
      Outstanding at December 31, 1999                491,000   $  4.21      20,000      $4.50        -          $  -
            Granted                                   490,500     16.84          -         -        175,000       11.19
            Exercised                                 (36,000)     3.11          -         -          -             -
            Canceled                                  (77,500)     9.63          -         -          -             -
                                                      -------    ------      -------    -------     --------     ------
      Outstanding at September 30, 2000               868,000   $ 10.91       20,000     $4.50      175,000      $11.19
                                                      =======   =======      =======    =======     ========     ======
      Exercisable at September 30, 2000               481,585   $  7.09       20,000     $4.50        -          $  -
                                                      =======   =======      =======    =======     ========     ======
      Weighted average fair value of options
            granted during the nine-months ended
            September 30, 2000                                  $ 13.27                                          $ 5.97
                                                                =======                                          ======

9.     COMMITMENTS AND CONTINGENCIES:

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

10.    ACQUISITION OF LANXTRA BUSINESS (UNAUDITED):

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

The pro forma statement of operations for the nine months ended September 30, 1999 is as follows:

                                                                          Pro Forma
                                           LanXtra         Cavion        Adjustments       Pro Forma
                                          ----------     -----------     -----------     -------------
                                                         (unaudited)     (unaudited)      (unaudited)
         Revenue                          $   37,850     $   384,809       $   -          $   422,659
         Operating expenses                  245,209       3,087,283         79,421 (1)     3,411,913
         Interest expense and other           64,069         391,966        (52,932)(2)       403,103
                                          ---------      -----------       --------       -----------

                       Net loss           $ (271,428)    $(3,094,440)      $(26,489)      $(3,392,357)
                                          ==========     ===========       ========       ===========

         Net loss per basic share                                                         $     (1.22)
                                                                                          ===========

         Weighted average shares
           outstanding                                                                      2,830,600
                                                                                          ===========


       ADJUSTMENTS

       (1)    Amortization of goodwill

       (2) Reduction of interest expense to reflect Cavion's capital structure


11.    SEGMENT REPORTING:

The Company has two reportable segments: a provider of a secure financial network connectivity and Internet solutions to credit unions and their business partners ("Cavion") and a provider of e-commerce services to credit union members ("Member Emporium-TM-"). Cavion activities include the operations of providing a connection to the CuiNet and Internet banking products, which enables credit unions to offer their members a wide array of financial products and services over the Internet. Member Emporium-TM- activities include development and implementing e-commerce relationships with third party merchants and suppliers and, in turn, offering their products to credit union members. Member Emporium-TM- operations began in the first quarter of 2000. The accounting policies of the segments are the same as those applied in the financial statements. Intercompany interest is calculated based on monthly balances of segment loans and is eliminated in consolidation. The following is a summary of information about each of the Company's reportable segments that is used by the Company to measure the segment's operations:

                                      As of and for the nine-months ended
                                              September 30, 2000
                                 ---------------------------------------------
                                                   Member
                                   Cavion          Emporium      Consolidated
                                ------------     -----------    ---------------
           Revenues             $ 1,032,986       $ 227,923      $ 1,260,909
           Segment Losses        (7,828,651)       (560,808)      (8,389,459)
           Segment Assets         7,642,522         134,677        7,777,199

12.    SUBSEQUENT EVENTS:

On November 3, 2000, as discussed in note 8, Neidiger, Tucker, Bruner, Inc., the Company's underwriter for its initial public offering and its nominees, exercised options to purchase 112,500 shares of Cavion's common stock. In accordance with the agreement on February 25, 2000, the exercise was done without a cash payment as a net share settlement. Cavion issued 65,625 shares of its common stock as settlement of the warrants.

Effective October 11, 2000, as discussed in note 5, the Company modified the terms of the private offering of convertible subordinated notes and the terms of the currently outstanding convertible subordinated notes. The terms were modified such that the notes are convertible into Cavion's common stock at the ratio of 25,000 shares per $50,000 of notes (implied conversion rate of $2.00 per share). Each note holder will receive warrants to purchase 6,250 shares of Cavion's common stock for each $50,000 of notes. The warrants issued to both the placement agent and investors will have an exercise price of $2.00. In the event the Company is sold or acquired in the future, the note holders would be guaranteed a minimum return of 50% of their investment. All other terms remained the same.

The modification of terms for the notes outstanding is accounted for in accordance with EITF No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments." Accordingly, the modification of the terms has been treated as an extinguishment of the original debt and issuance of new debt. As a result of the extinguishment, the old debt issuance costs, recorded debt, and debt discount will be removed from the financial statements and replaced with the new debt. The difference in values is recorded as a gain or loss on extinguishment of debt. The Company will record a loss on extinguishment of debt of approximately $522,000. As part of the new debt, warrants issued to the placement agent to purchase Cavion's common stock increased to 30,000 shares. The fair value of these warrants is approximately $60,000. The warrants issued to the note holders to purchase Cavion's common stock increased to 75,000 shares. The fair value of these warrants is approximately $247,000. The warrants have been valued using the Black-Scholes option pricing model assuming a volatility factor of 124%, a risk free interest rate of 5.95% and a fair market value of the underlying shares of $2.31. The issuance of these notes resulted in a beneficial conversion of approximately $228,000, calculated in accordance with EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature is reflected as a debt discount. The discount resulting from the beneficial conversion feature will be accreted back to its original value as interest expense over the 90-day period the notes become convertible.

Subsequent to September 30, 2000 and through November 17, 2000, the Company has issued additional convertible subordinated notes and received $400,000 of funding under the private offering approved by the Board of Directors in August of 2000. The terms of the notes and detachable warrants are consistent with the modified terms. As part of the selling agent's compensation for this funding, the Company issued warrants to purchase 20,000 shares of its common stock with an exercise price of $2.00 per share. These warrants, when issued, were valued at a total of approximately $48,000. These warrants have been recorded as debt issuance costs and will be amortized into interest expense over the note term of one year. The Company also issued warrants to the investors to purchase 50,000 shares of its common stock with an exercise price of $2.00 per share. These warrants, when issued, were valued at a total of approximately $121,000. These warrants will be recorded as a debt discount. The discounted debt will be accreted back to its face value over the note period of one year. The accretion of the debt will be recorded as interest expense. The warrants have been valued using the Black-Scholes option pricing model assuming a volatility factor ranging from 136% to 140%, a risk free interest rate of 5.95% and a fair market value of the underlying shares ranging from $2.31 to $2.88. The issuance of these notes will result in a beneficial conversion of approximately $213,000. The beneficial conversion feature will be reflected as a debt discount. The discount resulting from the beneficial conversion feature will be accreted back to its original value as interest expense over the 90-day period the notes become convertible.

In addition to the $400,000 received the Company issued another non-convertible note for $75,000 to an existing shareholder under the private offering of convertible subordinated notes in October. This note is due on December 31, 2000. No detachable warrants were issued to the shareholder or to the selling agent in connection with this purchase.

As previously reported, between October 20, 1998 and February 8, 1999, the Company issued $470,000 in 15% secured promissory notes due October 19, 2000 to 13 investors. The notes are secured by a lien on our assets. The principal of these notes has not yet been paid. Accordingly, based on the 30 day grace period, the notes went into default on November 19, 2000 because we did not pay the principal and accrued interest by that date. To date, the Company has not received a notice of default from any of the note holders. Management is currently negotiating with the note holders to either extend the term of the various notes or to convert them to convertible notes offered in our August 2000 private placement.

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

    Our revenues have been historically derived from recurring monthly connectivity fees, installation services and software licensing fees associated with our secure Internet access services and secure Internet financial products. Beginning in January 2000, we changed our pricing policy and eliminated installation fees for access to CUiNET-TM- and our Internet banking products. Currently, credit unions pay us a monthly fee based on bandwidth requirements and the mix of products and services we provide to them. In addition, we charge vendors connected to CUiNET-TM- a flat monthly fee to be connected to CUiNET-TM-in addition to charges based upon the number of credit unions to which such vendors provide services. We market a connection to CUiNET-TM- and our Internet banking products as a packaged solution to credit unions.

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

    We have recently developed and are beginning to market our e-commerce product, Member Emporium-TM-, which will allow credit unions to offer their members products and services at discounted prices. In the future, we expect to earn a substantial portion of our revenue from commissions and fees for transactions conducted over Member Emporium-TM-. Revenue earned from Member Emporium in the nine months ended September 30, 2000 was primarily from one entity.

    As of September 30, 2000, we had 208 customers under contract to connect to CUiNET-TM-, which included 191 credit unions and 17 business critical vendors. Of the 208 customers that contracted to connect to CUiNET-TM-, 99 had also subscribed to our Internet banking products. We believe that our new pricing policy, combined with our new strategy of marketing a CUiNET-TM- connection and Internet banking products as a packaged solution will increase the percentage of our credit union customers who also subscribe for Internet banking products. As of September 30, 2000, 52% of credit unions that contracted to connect to CUiNET-TM-also subscribed to our Internet banking products, as compared to 42% through December 31, 1999.

    Our operating expenses consist of network access and connectivity expenses, installation service expenses, selling, general and administrative expenses, research and development expenses, and amortization of goodwill and other intangible assets. Network access and connectivity expenses include our monthly connection costs paid to Convergent and other telecommunications providers, hardware costs, as well as the ongoing personnel and system maintenance costs associated with our data center. Our installation services expenses consist of personnel costs required to implement our secure private network and Internet banking products. Selling, general and administrative expenses include marketing expenses, sales commissions, employee compensation and benefits, amortization of stock-based compensation and occupancy and general office expenses incurred in the ordinary course of business. Research and development expenses consist of programmers and engineers allocated salaries applicable to the amount of time they devoted to development activities. Amortization of goodwill and other intangible assets is related to the purchase of LanXtra. Our discussions of expected future expense and revenue trends and relationships is dependent upon securing the financing necessary to continue our growth. If we are unable to secure such financing in a timely manner, it is likely that we would substantially reduce our scope of operations and decrease our expenditures.

RESULTS OF OPERATIONS FOR CAVION AND THE PREDECESSOR

    The following table sets forth the results of operations of Cavion and our predecessor for the periods ended September 30, 1999 and for the one month ended January 31, 1999. Combined operating information for the period ended September 30, 1999 has been presented to facilitate comparison between these periods.

                                         Predecessor                     Cavion                       Combined
                                     ----------------------------------------------------------------------------------
                                     For the month ended       For the nine-month period     For the nine-month period
                                       January 31, 1999        ended September 30, 1999       ended September 30, 1999
                                       ----------------        ------------------------       ------------------------

                                                                 (dollars in thousands)

REVENUE:
Network access and connectivity fees        $  38                     $   385                       $   423
                                     ----------------------------------------------------------------------------------
               Total revenue                   38                         385                           423

OPERATING EXPENSES:

Network access and connectivity                32                         283                           315
Selling and marketing                          73                         958                         1,031
General and administrative                    109                         887                           996
Research and development                       31                         324                           355
Amortization of goodwill                       -                          635                           635
                                      ---------------------------------------------------------------------------------
Total operating expenses                      245                       3,087                         3,332

LOSS FROM OPERATIONS                         (207)                     (2,702)                       (2,909)

Interest income (expense), net                (64)                       (392)                         (456)

                                     ----------------------------------------------------------------------------------
NET LOSS                                    $(271)                    $(3,094)                      $(3,365)
                                     ==================================================================================

DETAIL OF NETWORK ACCESS AND CONNECTIVITY COSTS

A detail of the network access and connectivity costs for the last three quarters and the nine-months ended September 30, 2000 is included in the table below for a further analysis of the Company's results and our true direct customer costs. The direct gross margin will vary based upon our product mix, but the network access margins do reflect the fact that our profitability increases with each credit union that is connected to our network. The network access and connectivity costs shown in our statement of operations includes our direct customer costs as well as our relatively fixed costs associated with the build up of our infrastructure and technical staff (reflected as customer and data center support below). The build up of our infrastructure and technical staff has been increased to support our expected increase in customers. These expenses will be absorbed by higher revenues as additional customers go on-line our network.

                                                                Three-month      Three-month       Three-month   Nine-month period
                                                                period ended     period ended      period ended        ended
                                                                                                     September        September
REVENUE:                                                        March 31,2000    June 30, 2000        30,2000          30,2000
                                                               ------------------------------------------------------------------

   Network access & connectivity fees                          $   251,842       $   338,915       $   442,229      $ 1,032,986
   e-commerce service fees                                     $    75,000       $    75,000       $    77,923      $   227,923
                                                               -----------------------------------------------------------------
      Total Revenue                                            $   326,842       $   413,915       $   520,152      $ 1,260,909

DIRECT CUSTOMER COSTS:
   Network access & connectivity fees                          $    83,123       $   118,427       $   171,049      $   372,599
   e-commerce service fees                                     $     5,652       $    13,233       $    23,870      $    42,755

DIRECT GROSS MARGIN                                            $   238,067       $   282,255       $   325,233      $   845,555

OPERATING EXPENSES:
   Customer and data center support                            $   195,739       $   177,346       $   308,420      $   681,505
   Selling and Marketing, excluding deferred compensation      $   719,345       $ 1,031,046       $ 1,048,933      $ 2,800,174
   General and administrative, excluding deferred compensation $   791,505       $ 1,257,029       $ 1,308,104      $ 3,355,842
   Research and Development                                    $   198,972       $   226,031       $   252,174      $   677,176
   Amortization of Goodwill and Deferred Compensation          $   736,918       $   499,542       $   499,541      $ 1,736,001
                                                               ------------     ------------       -----------      ------------
      Total Operating expenses                                 $ 2,642,479       $ 3,190,994       $ 3,417,172      $ 9,250,698

  Other expenses (income)                                      $   (25,943)      $    (9,282)      $    19,594      $   (15,684)
                                                               -----------------------------------------------------------------
Net Loss                                                       $(2,378,469)      $(2,899,457)      $(3,111,533)     $(8,389,459)
                                                               ============      ============      ============     ============

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

REVENUE

    Total revenue for the three-month period increased approximately $341,000, or 190%, from approximately $179,000 for 1999 to approximately $520,000 for 2000. This increase consisted of an increase of approximately $263,000 in network access and connectivity fees and an increase of approximately $78,000 in e-commerce fees for Member Emporium-TM-.

    NETWORK ACCESS AND CONNECTIVITY FEES. Network access and connectivity fees increased approximately $263,000, or 147%, from approximately $179,000 for 1999 to approximately $442,000 for 2000. This increase was due to the increase in the number of customers connected to CUiNET-TM- from 41 as of September 30, 1999 to 147 as of September 30, 2000.

    e-COMMERCE FEES. e-commerce fees increased from $0 in 1999 to $78,000. This was due to the initiation of our Member Emporium-TM- in 2000. Of the amount recognized, $75,000 represents fees earned from MoneyLine LLC. See Note 3 to the financial statements.


OPERATING EXPENSES

    Total quarterly operating expenses increased approximately $2.3 million, or 177%, from approximately $1.3 million for 1999 to approximately $3.6 million for 2000. This increase consisted of an increase of approximately $353,000 in network access and connectivity expenses, $766,000 in selling and marketing expenses, $1.1 million in general and administrative expenses and $90,000 in research and development expenses. These increases were primarily due to increased personnel and occupancy costs to support our recent growth, increased commissions paid to sales personnel, and amortization of stock-based compensation for non-employees. Total operating expenses as a percentage of total revenue decreased from 743% in 1999 to 694% in 2000.

    COST OF NETWORK ACCESS AND CONNECTIVITY. Quarterly costs related to network access and connectivity increased approximately $353,000, or 235%, from approximately $150,000 for 1999 to approximately $503,000 for 2000. This increase was due to an increase in the number of customers connected to CUINET-TM-, and related increased telecommunications charges, personnel and network maintenance and data center expenses and associated charges. The Company's data centers are currently being built out and scaled to support the level of volume anticipated as a result of our aggressive growth model. As such, network maintenance and data center expenses are expected to eventually decline as a percentage of related revenues in future periods as our customer base expands. Cost of network access and connectivity as a percentage of related revenue increased from 83% in 1999 to 114% in 2000.

    SELLING AND MARKETING. Selling and marketing expenses increased approximately $766,000, or 141%, from $544,000 for 1999 to $1.3 million for 2000. This increase was primarily due to increased sales and sales support personnel, increased occupancy costs for additional sales offices, increased commissions paid to sales personnel and amortization of stock-based compensation. The amount of stock-based compensation included in selling and marketing for the three-month period ending September 30, 2000 was approximately $261,000. We anticipate that our commissions will increase as we continue to grow the number of credit unions signed on to our network. Selling and marketing expenses decreased as a percentage of total revenue from 303% in 1999 to 252% in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter increased approximately $1.1 million, or 452%, from $237,000 for 1999 to $1.3 million for 2000. This increase was primarily due to increased personnel and increased occupancy costs for our corporate headquarters. General and administrative expenses increased as a percentage of total revenue from 132% in 1999 to 252% in 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased approximately $90,000, or 56%, from $162,000 in the 1999 quarter to $252,000 for 2000. This increase was primarily due to increased personnel devoted to development activities. Research and development expenses decreased as a percentage of total revenue from 90% in 1999 to 56% in 2000.

    AMORTIZATION OF GOODWILL. Amortization of goodwill stayed at approximately the same dollar value but decreased as a percentage of total revenue from 134% in 1999 to 46% in 2000.

    INTEREST INCOME AND EXPENSE. Interest income increased approximately $31,000 in 2000 from 1999, and was derived from interest earned on short-term cash investments. Interest expense totaled approximately $51,000 for 2000, compared to approximately $168,000 for 1999. The decrease in interest expense is due to higher debt service costs during 1999 prior to our initial public offering and obligations assumed from LanXtra. Interest expense in 2000 primarily related to capital leases and our notes payable.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 (COMBINED CAVION AND LANXTRA)

REVENUE

    Total revenue for the nine-month period increased approximately $838,000, or 198%, from approximately $423,000 for 1999 to approximately $1.3 million for 2000. The increase is comprised of an increase of approximately $610,000 in network access and connectivity revenue and an increase of approximately $228,000 in e-commerce fees for Member Emporium-TM- .

    NETWORK ACCESS AND CONNECTIVITY FEES. Network access and connectivity fees increased approximately $610,000, or 144%, from approximately $423,000 for 1999 to approximately $1.0 million for 2000. This increase was due to the increase in the number of customers connected to CUiNET-TM- from 41 as of September 30, 1999 to 147 as of September 30, 2000.

    e-COMMERCE FEES. e-commerce fees increased from $0 in 1999 to $228,000. This was due to the initiation of our Member Emporium-TM- preferred merchant program in 2000. Of the amount recognized, $225,000 represents fees earned from MoneyLine LLC. See Note 3 to the financial statements.


OPERATING EXPENSES

    Total operating expenses for the nine-month period increased approximately $6.4 million, or 194%, from approximately $3.3 million for 1999 to approximately $9.7 million for 2000. This increase consisted of an increase of approximately $781,000 in network access and connectivity expenses, $2.5 million in selling and marketing expenses, $2.7 million in general and administrative expenses, $322,000 in research and development expenses, and $80,000 of amortization of goodwill. These increases were primarily due to an additional month of amortization of goodwill from the LanXtra acquisition, increased personnel and occupancy costs to support our recent growth, increased commissions paid to sales personnel, and amortization of stock-based compensation for non-employees. Total operating expenses as a percentage of total revenue decreased from 788% in 1999 to 767% in 2000.

    COST OF NETWORK ACCESS AND CONNECTIVITY. Costs related to network access and connectivity increased approximately $781,000, or 248%, from approximately $315,000 for 1999 to approximately $1.0 million for 2000. This increase was due to an increase in the number of customers connected to CUINET-TM-, and related increased telecommunications charges, personnel and network maintenance and data center expenses and associated charges. The Company's data centers are currently being built out and scaled to support the level of volume anticipated as a result of our aggressive growth model. As such, network maintenance and data center expenses are expected to eventually decline as a percentage of related revenues in future periods as our customer base expands. In the beginning of the period ended September 30, 2000, costs of network access and connectivity include the costs to transition telecommunication providers which included higher telephony costs and some overlap of charges, which costs were eliminated during the later 6 months of this period. This increase was somewhat offset by a reduction in prices we were charged for installation services by a new telecommunications provider. Cost of network access and connectivity as a percentage of related revenue increased from 76% in 1999 to 106% in 2000.

    SELLING AND MARKETING. Selling and marketing expenses increased approximately $2.5 million, or 250%, from $1.0 million in 1999 to $3.5 million for the corresponding period in 2000. This increase was primarily due to increased sales and sales support personnel, increased occupancy costs for additional sales offices, increased commissions paid to sales personnel and amortization of stock-based compensation. The amount of stock-based compensation included in selling and marketing for the nine-month period ended September 30, 2000 was approximately $697,000. The fair value of stock-based compensation to non-employees is estimated on the vesting date using the Black-Scholes option-pricing model. We anticipate that our salaries and commissions will increase as we hire additional personnel to facilitate the growth of our business. Selling and marketing expenses increased as a percentage of total revenue from 236% in 1999 to 277% in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased approximately $2.7 million, or 270%, from $1.0 million for the first nine months in 1999 to $3.7 million for 2000. This increase was primarily due to increased personnel, increased occupancy costs for our corporate headquarters, write-off of fees for our cancelled Form S-1 filing in the second quarter of 2000 and amortization of stock-based compensation. The amount of the write-off for the cancelled S-1 filing was $243,000. The amount of stock-based compensation included in general and administrative expenses for the nine-month period ended September 30, 2000 was approximately $324,000. All options granted to non-employees who are not directors are fully vested. We also expect increased occupancy expenses and corporate infrastructure costs as we grow. General and administrative expenses increased as a percentage of total revenue from 236% in 1999 to 292% in 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the first nine months of the year increased approximately $321,000, or 90%, from $356,000 in 1999 to $677,000 in 2000. This increase was primarily due to increased personnel devoted to development activities. Research and development expenses decreased as a percentage of total revenue from 84% in 1999 to 54% in 2000.

    AMORTIZATION OF GOODWILL. Amortization of goodwill increased approximately $79,000, or 12%, from $636,000 in 1999 to $715,000 in 2000. This increase is due to the acquisition of LanXtra, and the related goodwill, which occurred on February 1, 1999. Amortization of goodwill decreased as a percentage of total revenue from 150% in 1999 to 57% in 2000.

    INTEREST INCOME AND EXPENSE. Interest income was approximately $155,000 in 2000, and was derived from interest earned on short-term cash investments. Interest expense totaled approximately $139,000 for 2000, compared to approximately $456,000 for 1999. The decrease is due to higher debt service costs during 1999 prior to our initial public offering and obligations assumed from LanXtra. Interest expense in 2000 primarily related to capital leases and our notes payable.


LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have funded our operations primarily through net proceeds from public and private sales of equity and debt securities and, to a lesser extent, through cash flow generated by our operations. Our business is subject to substantial risks associated with a rapidly evolving marketplace, including the need for additional capital, technological change, intense competition, and dependence on key personnel. As of September 30, 2000, we had cash and cash equivalents of approximately $189,000, and we had a working capital deficit of approximately $3.2 million. During the first nine months of 2000, we recorded a net loss of approximately $8.4 million, and we have an accumulated deficit of $13.2 million as of September 30, 2000. As previously reported, the Company issued $470,000 in 15% secured promissory notes due October 19, 2000. The principal of these notes has not yet been paid. Accordingly, based on the 30 day grace period, the notes went into default on November 19, 2000 because we did not pay the principal and accrued interest by that date. To date, the Company has not received a notice of default from any of the noteholders. Management is currently negotiating with the note holders to either extend the term of the various notes or to convert them to convertible notes offered in our August 2000 private placement.

    During the first nine months of 2000, we pursued a strategy of aggressive growth in the number of credit unions and related entities connected to our network and using our products. We also pursued a strategy of aggressive development of our Member Emporium product. We believe that both strategies, absent our current liquidity constrictions, are resulting in new customers and will lead to increased revenue in the future. To pursue these strategies, we expended substantial funds in marketing, network infrastructure buildout, and overall organizational infrastructure enhancement in anticipation of growth in our revenue and customer base. In order to deliver the services and products we marketed, we were required to make these expenditures in advance of the resultant revenue.

    Our management has pursued several courses of action to secure capital to finance these strategies for growth. We filed with the SEC in April 2000 to raise substantial additional capital through a public offering of our stock. This filing was withdrawn due to the volatile public capital markets. As described in the Notes to Financial Statements, we have engaged several financial intermediaries to solicit investors and creditors on our behalf. Further, our Board authorized the issuance of up to $4 million of convertible subordinated notes, of which $1.075 million has been raised through November 17, 2000. Based on its cash position at November 17, 2000, the Company believes that it will be unable to continue to operate beyond a few weeks without additional funding. In addition, the Company may be required to implement a substantial decrease in its scope of operations. Our management continues to pursue various alternatives to enable the Company to continue to grow. The Company is in ongoing discussions to identify additional sources of capital including further sales of its securities, which may result in substantial dilution to existing shareholders. The Company is also considering other alternatives, including the sale of all or substantially all of the Company's assets, the sale of a controlling interest in the Company, substantial reductions in headcount and operating expenditures, and other actions. In particular, the Company is presently engaged in negotiations with an application services provider engaged in direct account aggregation whereby the Company, or its private network, would be acquired for cash and/or securities. There can be no guarantee that any such actions will occur or that, if they occur, they will allow the Company to continue operations for an extended period of time.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and in Note 1 to the financial statements, because of ongoing and significant operating losses, as well as other matters discussed herein, the Company may be unable to continue as a going concern unless it is able to raise substantial additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    The Company has been advised by its independent public accountants that, if it is unable to raise sufficient capital to reasonably fund its operations and other cash needs through at least December 31, 2001, prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, the auditor's report on those financial statements will be modified to include a statement regarding their substantial doubt regarding our ability to continue as a going concern.

   Our operating activities used cash of approximately $1.7 million and approximately $4.9 million during the three and nine months ended September 30, 2000 and approximately $310,000 and approximately $1.3 million during the three and nine months ended September 30, 1999. Cash used by operating activities in the listed periods primarily resulted from our net losses, which were partially offset by depreciation and amortization, accretion of debt discount and putable stock non-cash compensation charge, by increases in accounts payable and deferred revenue.

    Our investing activities used cash of approximately $46,000 and $133,000 during the three and nine months ended September 30, 1999, respectively, and approximately $442,000 and $1.5 million during the three and nine months ended September 30, 2000, respectively, which was primarily related to the purchase of new property and equipment.

    Our financing activities used cash of approximately $45,000 and $133,000 million during the three and nine months ended September 30, 1999, respectively, and approximately $355,000 and approximately $2.3 million during the three and nine months ended September 30, 2000. The cash generated by financing activities during 1999 and 2000 resulted primarily from the sale of equity, which was offset somewhat by payments of offering costs and principal payments on capital leases.

    In August 2000, the Company entered into a private offering of up to $3 million in convertible subordinated Notes and Warrants to purchase shares of the Company's Class A Common Stock. In September 2000, the Board of Directors raised the maximum size of the private offering to $4 million. The Notes were convertible into Common Stock at the ratio of 8,333 shares per $50,000 Note ($6.00 per share). In addition, the Note holders received detachable warrants to purchase common stock at the ratio of 2,083 shares per $50,000 note with an exercise price of $6.00. On September 19, 2000, the Company accepted the first tranche of the 10% convertible subordinated notes in the amount of $600,000. In October, the Company modified the terms of the Notes and Warrants. The Notes are now convertible into Common Stock at the ratio of 25,000 shares per $50,000 note ($2.00 per share). The detachable Warrants are prorated for the purchase of Common Stock at the ratio of 6,250 shares per $50,000 note with an exercise price of $2.00. These updated terms now apply to the first tranche as well. The Company has subsequently accepted an additional $475,000.

    In July 2000, we entered into a private stock purchase agreement with an institutional investor, Mothlake International Limited, in which the investor committed to buy up to 1 million shares of our Class A Common Stock. This agreement will enable us, in our discretion, to sell up to 1 million shares of our Common Stock to this institutional investor, subject to specified terms and conditions, over the twenty-four month period following the effectiveness of the registration statement covering the resale of those shares. As an example of the liquidity provided by this security, as of August 7th, we would be able to draw approximately $536,000 in gross proceeds for the current 22-day draw down period based upon the formulas defined in the agreement. Subsequent draw down amounts will vary based upon our stock price and the trading volume of our Common Stock. Our efforts to provide funds for operations may have a negative impact on our operating results (such as in the form of interest expense) and/or dilution to existing shareholders. There can be no assurance that these transactions will be consummated. We intend to continue to find acceptable sources of funds and we would consider a reduction in the scope of our operations to preserve our cash.

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

    We currently lease all of the equipment in our data center. We have a lease line of credit from Data Sales Company which enables us to lease up to $500,000 of computer hardware. Interest on the outstanding balance accrues at the rate of 10.7% annually. As of September 30, 2000, a total of approximately $361,000 was outstanding on this line. Additionally, we have an agreement with Convergent Communications in which we pay a monthly fee for data center equipment, customer equipment, maintenance and related services for the network. The amount paid and accrued to Convergent Communications during the nine-month period ended September 30, 2000 was approximately $534,000.

    Management expects that we will continue to operate at a loss as we expand our network of credit union clients. Expenses will increase because of the need to acquire additional equipment and provide for additional telephone connections. We believe our operating results may fluctuate significantly as a result of a variety of factors, some of which are outside of our control. Because of that, we cannot assure you that we will achieve profitable operations even with a significant increase in our credit union customer base.

INFLATION

    Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of our operations during the three or nine month periods ended September 30, 2000, nor do we expect that inflation will have a material effect on the results of our future operations. Our customer contracts have CPI Index provisions that can be adjusted on an annual basis.

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


ITEM 1.  LEGAL PROCEEDINGS

               None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES.

JULY 2000 PRIVATE PLACEMENT. On July 21, 2000, we entered into a private stock purchase agreement with Mothlake International Limited, an institutional investor, in which Mothlake committed to buy up to 1,000,000 shares of our common stock. The agreement enables us, in our discretion, to sell up to 1 million shares of our common stock, subject to specified terms and conditions, over the next twenty-four months. In conjunction with the agreement, we issued three year warrants to Mothlake to purchase 60,000 shares of our common stock at $10.17 per share. We also issued three year warrants to Avalon Research Group, Inc., the placement agent and a registered broker-dealer, to purchase 80,000 shares of our common stock at the same exercise price per share. Avalon is also entitled to receive a placement fee of 8% for any drawdowns made under the agreement with Mothlake. In addition, under the agreement, we will issue Mothlake a warrant to purchase up a number of shares of our common stock equal to 25% of the shares purchased in that drawdown, exercisable at the same price as the shares it purchased in that drawdown. The offering was made in reliance on the exemption from registration provided by Section 4(2) and 4(6) of the Act and Rule 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. We also agreed to register the shares to be issued to Mothlake and the shares for which the warrants are exercisable.

AUGUST 2000 PRIVATE PLACEMENT. In August 2000, our board of directors approved a private offering of up to $3,000,000 in convertible subordinated notes. During September 2000, the maximum amount of the offering was increased to $4,000,000. During September, October and November we raised $1,075,000 and the offering is still open. The notes are convertible into our common stock at the ratio of 25,000 shares per $50,000 note. Each note holder received warrants to purchase 6,250 shares of our stock for each $50,000 note. The securities were sold in reliance on the exemption from registration provided by Section 4(2) and 4(6) of the Act and Rule 506 of Regulation D adopted under the Act, as well as exemptions under various state securities laws. The offering has been sold to ten accredited investors to date. In connection with the offering, First Capital Investments, Inc. acted as our placement agent and received a commission of 8%, or $80,000, and will receive the same commission on subsequent closings. First Capital also received a warrant to purchase 50,000 shares of our common stock, exercisable at $2.20, 110% of the exercise price of the warrants issued to the note holders, for a period of 5 years, and will receive additional warrants on subsequent closings. We also agreed to register the shares for which the notes are convertible and the warrants are exercisable as soon as practicable.

USE OF PROCEEDS.

            As previously reported, as of September 30, 2000, we had used all of the $6,755,000 of the net proceeds of our 1999 initial public offering approximately as follows:

- $1.3 million to purchase of equipment, infrastructure and establish new points of presence
-   $2.2 million for selling and marketing expenses
-   $2.2 million for general working capital
-   $0.8 million to pay debts, accrued interest and accounts payable
-   $0.3 million to repay our August 1999 promissory notes

As part of the underwriters' compensation for the funds raised in that offering, we issued warrants to purchase 120,000 shares of our common stock. These underwriters' warrants are exercisable at any time during a four year period beginning one year after October 29, 1999, at an exercise price equal to 125% of the offering price, or $8.125. On February 25, 2000, we agreed with certain of the present holders of the warrants that 112,500 of these warrants would be exercised without a cash payment on November 3, 2000, at $19.50 per share, the fair market value of our common stock on the date of the agreement, in return for the issuance of 65,625 shares of our common stock. On November 3, 2000, those 65,625 shares were issued to 11 persons in exchange for the cancellation of the 112,500 warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            As previously reported, between October 20, 1998 and February 8, 1999, the Company issued $470,000 in 15% secured promissory notes due October 19, 2000 to 13 investors. The notes are secured by a lien on our assets. The principal of these notes has not yet been paid. Accordingly, based on the 30 day grace period, the notes went into default on November 19, 2000 because we did not pay the principal and accrued interest by that date. To date, the Company has not received a notice of default from any of the note holders. Management is currently negotiating with the note holders to either extend the term of the various notes or to convert them to convertible notes offered in our August 2000 private placement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

ITEM 5.  OTHER INFORMATION

                              RISK FACTORS



OUR CONTINUING OPERATIONS DEPEND ON OUR ABILITY TO RAISE CAPITAL IN THE IMMEDIATE FUTURE.

            As of date of this filing, we do not have enough cash to continue operations for more than a few weeks. While management is confident that we will be able to raise enough capital to operate at existing or reduced levels for the foreseeable future, either by the private sale of debt or equity securities or by a business combination or alliance with another, better capitalized, entity, there is no guarantee that their optimism will prove to be warranted. The amount of cash consumed by our present level of operations is considerable and, even though management believes that a significant diminishment of our operations, including but not limited to our workforce, is highly inadvisable at this time, such action may prove to be necessary or unavoidable and could have an adverse effect on our long term prospects and potential profitability.

THE TRADING MARKET FOR OUR COMMON STOCK WOULD BE ADVERSELY AFFECTED IF WE ARE DELISTED BY NASDAQ.

            While our common stock is currently traded on the Nasdaq SmallCap Market, there has recently been a relatively low volume of trading in those shares. Consequently, the price at which the shares trade may be highly volatile. In addition, in the absence of a significant infusion of new equity capital, our common stock will no longer be eligible to be included on the Nasdaq SmallCap Market. If delisting occurs, our common stock would probably only be traded on the NASD's OTC Bulletin Board, which is considered much less desirable than Nasdaq. Our stock could also come to be considered as a "penny stock" under federal securities laws. This change would likely lower the liquidity of our common stock which, in turn, may result in the loss of effective trading markets for the shares. Further, additional regulatory requirements apply to trading by broker-dealers of penny stocks.

WE HAVE A SHORT OPERATING HISTORY SO THERE IS LIMITED INFORMATION CONCERNING OUR PRIOR OPERATIONS AND FINANCIAL RESULTS.

            Our business plan was developed in January 1998. Our short operating history makes it difficult to evaluate us and to predict our future financial results. As an early stage company in the new and rapidly evolving

Internet banking and e-commerce markets, we face a number of significant risks. These risks include our potential inability to:

            -   attract credit unions to use CUINET-TM-;

            - gain acceptance of Member Emporium-TM- by credit unions and their members;

            - develop, test, market and sell new and enhanced products and services;

            -   expand successfully our sales and marketing efforts;

            -   maintain our current, and develop new, strategic partners;

            - promote acceptance of our Internet banking products and related services to credit unions and their members;

            - respond effectively to competitors providing alternative products to credit unions and their members; and

            -   continue to develop and upgrade our technology.

            We may not succeed in achieving all or any of these goals and challenges, and current evaluations of us and our prospects may prove to be inaccurate.

WE HAVE A HISTORY OF LOSSES AND CANNOT GUARANTEE THAT WE WILL EVER BECOME PROFITABLE.

            Neither Cavion nor its predecessor has ever earned a profit. As of September 30, 2000, our accumulated deficit was more than $13 million. We expect to lose money for at least the rest of fiscal 2000 and there can be no assurance that we will ever achieve profitable operations. Even if we do become profitable, we may not be able to continue to be profitable.

            Today, we receive the majority of our revenue from the sale of products and services to our credit union customers. If our revenue does not grow as rapidly as we anticipate or if we are unable to control our expenses, our operating performance would be adversely affected and we will be unable to achieve profitability.

WE ARE CURRENTLY EXPERIENCING A PERIOD OF SIGNIFICANT GROWTH THAT MAY PLACE A STRAIN ON OUR RESOURCES.

            We are experiencing and, if we are funded, expect to continue to experience significant growth in our operations. This expansion will place additional demands on our management, operational capacity and financial resources. Our management, sales, technical and accounting resources may not be adequate to support our recent expansion and anticipated future growth. In order to manage our expected growth, we will be required to hire additional personnel and devote significant resources to improving or replacing existing operational, accounting and informational systems, procedures and controls. Our future operating results will substantially depend on the ability of our management to manage our growth effectively by, among other things:

            - predicting accurately the growth in the demand for our Internet banking products and related services by our customers;

            - attracting, training, motivating, managing and retaining key employees;

            - expanding and improving our operating and financial systems, procedures and controls;

            -   acquiring and installing new equipment and facilities; and

            - responding quickly and effectively to unanticipated changes in the industry.

If we are unable to manage our growth effectively, our business may be adversely affected.

WE CURRENTLY RELY ON THIRD PARTY TELECOMMUNICATION SERVICE PROVIDERS TO ESTABLISH AND MAINTAIN THE CONNECTION BETWEEN OUR CUSTOMERS AND
CUINET-TM-.

            In order to provide our Internet-based products to our customers, we must purchase a large quantity of telecommunications services from providers of these services. We have entered into non-exclusive agreements with Convergent Communications Services, Inc. and MCI Worldcom to establish and maintain connectivity between our network and substantially all our customers. Our business depends upon the ability of these telecommunications service providers, to establish and maintain connectivity with CUINET-TM-. Convergent has recently experienced its own financial difficulties which, because it is also publicly held (Nasdaq: CONV), have been widely publicized. If Convergent is unable to provide connectivity in a timely manner to our new customers or experiences problems in delivering services to our existing customers, we would try to shift our customers to another provider, but our business could still be adversely affected. If we are unable to continue to obtain services from Convergent or some other provider on economically favorable terms, our business and our financial performance would be adversely affected.

OUR BUSINESS AND PROSPECTS WILL SUFFER IF CREDIT UNIONS AND THEIR MEMBERS DO NOT ACCEPT AND USE MEMBER EMPORIUM-TM-, OUR E-COMMERCE SOLUTION.

            We hope to derive a substantial portion of our future revenue from our e-commerce product, Member Emporium-TM-. This product is a network of portals which is designed to aggregate credit union members and offer them a variety of products and services from third party vendors, such as insurance policies, home mortgages, Internet access, online brokerage, and consumer merchandise, often at a discount to retail or Internet-based prices. The success of Member Emporium-TM- is dependent on, among other things, our ability to:

            - convince credit unions to allow us to link their websites to the Member Emporium-TM- website and network of portals;

            - persuade businesses to advertise their products and services on the Member Emporium-TM- website and portal network, and to offer those products and services at a meaningful discount;

            - entice credit union members to visit the Member Emporium-TM-website and portal network, and purchase the products and services advertised; and

            -   to earn commissions on these transactions.

            If Member Emporium-TM- is unable to produce the revenue we presently expect, there would be a material adverse effect on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MARKET OUR PRODUCTS TO CREDIT UNIONS, WHICH HISTORICALLY HAVE BEEN SLOW TO ADOPT NEW TECHNOLOGIES.

            Our revenue depends upon information technology spending by credit unions. We cannot be sure that this type of spending will increase or even continue at today's levels. Our experience suggests that credit unions tend to be cautious in making purchase decisions regarding new technologies for their financial applications. As a result, we must provide a significant level of education to prospective customers regarding the use and benefits of our products and services prior to their purchase. Furthermore, credit unions are frequently slow to approve capital expenditures, especially for new technologies that affect key operations. All of this could have the effect of significantly lengthening our sales cycle, thereby delaying revenue growth and adversely affecting operating results.

OUR BUSINESS COULD SUFFER IF THE CREDIT UNION MEMBERSHIP ACCESS ACT OF 1998 IS REPEALED OR LIMITED IN ITS SCOPE.

            Our primary customers are credit unions which are regulated by the National Credit Union Administration (NCUA). In 1998, the U.S. Congress passed the Credit Union Membership Access Act of 1998 which allows federally chartered credit unions to solicit credit union members from more than one occupational group, as well as make certain business loans to their members. The Credit Union Membership Act has the potential to increase the activity of federal credit unions in the financial marketplace as it presents new opportunities for federal credit unions to expand their member base. A repeal of the Act would eliminate the new opportunities allowed by the Act.

            Title IV of the Act requires the U.S. Treasury Department to study the regulatory, tax and other differences between credit unions and other federally insured financial institutions, including a review of the potential effect of applying federal tax laws to credit unions. The Treasury Department's study will consider whether the competitive advantage produced by credit unions' tax exemption may endanger the viability of smaller banks. The Treasury Department may ultimately recommend imposing taxation on credit unions or enacting legislative or administrative measures to cut taxes for smaller depository institutions which compete with credit unions. Any such new laws or regulations which subject credit unions to taxation or reduce the tax liability of competing financial institutions could adversely affect credit unions and the size of our potential market. Similarly, the adoption of amendments to the Act or the issuance of NCUA regulations under the Act which impair credit unions' ability to expand or serve their member base could hinder our growth and have a material adverse effect on our business, financial condition and operating results.

OUR BUSINESS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED IF THERE IS A DECLINE IN DEMAND FOR OUR PRODUCTS AND SERVICES OR IN THE USE OF THE INTERNET FOR FINANCIAL SERVICES GENERALLY.

            We expect to derive substantially all of our revenues from products and services provided to credit unions, their members and other participants in the financial services industry. Our future success depends significantly upon the willingness of credit unions to utilize our services and offer technological innovations such as Internet banking, bill payment and online shopping to their members, and upon their members' demand for and acceptance of these technological innovations. If credit unions and their members do not readily accept these technological innovations, the demand for our products and services will be materially and adversely affected.

            There can be no assurance that we will be successful in marketing these products and services or other integrated products and services. In addition, changes in economic conditions and unforeseen events, including recession, inflation or other adverse occurrences, may result in a significant decline in the utilization of credit union services or demand for our products and services. Any event that results in decreased use of credit union services, or increased pressure on credit unions toward the in-house development of Internet banking systems, could have a material adverse effect on our business, financial condition and results of operations.

            Demand for our products and services by credit unions is driven by the demand for Internet-based products and services by credit union members. Our business would be adversely affected if Internet use does not continue to grow or grows more slowly than expected. Internet usage may be inhibited for a number of reasons, including inadequate network infrastructure, security concerns, inconsistent quality of service, and unavailability of cost effective, high-speed access to the Internet. If the market for Internet-based financial services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, it is likely that our business, financial condition and results of operations would be materially and adversely affected.

WE CURRENTLY RELY ON A SINGLE DATA CENTER TO SUPPORT ALL OF OUR PRODUCTS AND SERVICES.

            Essential components of our communications and network equipment are currently located at our corporate headquarters in Englewood, Colorado. A natural disaster, such as fire, earthquake or flood, at or affecting our facility could result in failures or interruptions in providing our network and Internet banking services to our customers. In the event of a failure or interruption in our systems, our reputation could be materially harmed and we could lose many of our current and potential customers. We do not currently have backup facilities for our network and Internet banking services. We are currently constructing two additional data centers which will provide the redundancy necessary to serve as backup facilities for our existing data center and for each other. Even though these additional data centers were previously scheduled to be operational in the third quarter of this year, we have been forced to delay their implementation because of our limited financial resources, As a result, it now appears that neither center will be fully operational before the first quarter of 2001. We still cannot be certain that these new data centers will become operational as scheduled or that, when operational, they will perform as expected. Even with the two new data centers, we could still experience a failure or interruption in our systems, which could lead to delays, loss of data or the inability to provide our services to our customers.

TECHNOLOGICAL CHANGES MAY RENDER OUR SOLUTIONS OBSOLETE.

            The electronic banking and financial services industry is characterized by rapidly changing technology and evolving industry standards. In addition, we have several competitors who have been consistently introducing new products and services, some of which compete with our products and services. Our future success will depend on our ability to design, develop, sell and support new and integrated products and services that will keep pace with technological advances, industry standards and our competitors, as well as satisfy the evolving needs of credit unions and their members. Our inability to develop and introduce such products and services in a timely manner could limit the marketability of our products and services which would adversely affect our business. Furthermore, we cannot predict the time and costs involved in developing new and integrated products and services. Actual development costs could substantially exceed budgeted amounts and completion of such development could be later than presently scheduled. In either case, our operating results and business could be seriously harmed.

COMPETITION FROM THIRD PARTIES COULD REDUCE OR ELIMINATE DEMAND FOR OUR PRODUCTS AND SERVICES.

            The market for Internet banking services is highly competitive, and we expect that competition will intensify in the future. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers, or retain our current customers or third-party service providers. A number of public and private companies compete with one or more of the individual products and services offered by Cavion. Any of these companies, as well as other potential competitors, could in the future offer a combination of products and services to credit unions similar to the combination we presently offer. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers.

UNDETECTED DEFECTS MAY EXIST IN THE HARDWARE AND SOFTWARE THAT WE USE TO DELIVER OUR PRODUCTS.

            The hardware and software used by our systems in the delivery of our products and services currently or in the future may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to correct. Any such defects could result in a loss of sales and additional costs as well as damage to our reputation and our relationships with our customers.

WE MAY EXPERIENCE CAPACITY CONSTRAINTS AS THE VOLUME OF TRAFFIC ON OUR SYSTEMS INCREASES.

            If the volume of traffic and transactions on our system increases substantially, we could periodically experience temporary capacity constraints, resulting in unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to project accurately the rate or timing of increases, if any, in the use of our services or to expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business.

IMPLEMENTATION OF OUR SOLUTION BY OUR CREDIT UNION CUSTOMERS MAY TAKE LONGER THAN WE ANTICIPATE.

            During the course of an initial implementation of our products and services, we must integrate our Internet banking software with a credit union's core processing software. This involves the installation of an interface to permit communication between our products and services and the credit union's core processing software, which typically takes an average of 60 to 90 days from the date the credit union contracts with us. From time to time, we may experience delays in the integration process, particularly if we do not already have an established interface for a particular core processing software. We also rely on both our own and the customer's telecommunications provider to establish connectivity between our systems and the customer. The process of connecting a customer to CUINET-Registered Tradmark- takes an average of 60 days from the date the credit union contracts with us to implement by Convergent. A longer implementation period for either the integration or connectivity process will increase our costs associated with the implementation and delay our recognition of revenues. Moreover, changes to the core software systems used by existing customers, or custom implementations for new customers, may cause integration delays. Significant delays of customer implementation, however caused, could materially and adversely affect our operating results for subsequent periods.

BECAUSE OF THE IMPORTANCE TO US OF DAVID SELINA'S EXPERIENCE AND RELATIONSHIPS IN THE CREDIT UNION INDUSTRY, AND JEFF MARSHALL'S TECHNICAL EXPERTISE, OUR SUCCESS MAY BE DEPENDENT ON OUR ABILITY TO RETAIN THESE INDIVIDUALS.

            We believe that the credit union and related management experience of David J. Selina, our President, Chief Executive Officer and Chief Operating Officer, is important to our future success. We also believe that the software development ability of Jeff Marshall, Vice President of Software Development, is important to our future success. We have employment contracts with Messrs. Selina and Marshall, and we have purchased $1,000,000 of key man insurance on each of them. The loss of the services of Messrs. Selina or Marshall could have a significant adverse effect on our business.

OUR FUTURE SUCCESS WILL BE DEPENDENT ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL.

            Our growth plan will require us to hire more people in sales, customer service, research and development and other areas during 2000 and the foreseeable future. Competition for qualified people in the Internet services and software industry, particularly in the network services field, is intense. We compete with bigger and better financed software and Internet services companies for these employees. Our future success depends on our ability to attract, retain and motivate highly qualified personnel.

            Our ability to expand our business will depend significantly on our ability to expand our sales and marketing forces and our strategic partnerships. To continue our growth we must cross-market products and services to existing customers and enter into agreements with new customers. This requires us to locate and hire experienced sales and marketing personnel and to establish and maintain key marketing relationships.

SECURITY BREACHES COULD DAMAGE OUR REPUTATION AND BUSINESS.

            Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential information in providing our services. Users of Internet banking and other e-commerce services are concerned about the security of transmissions over public networks. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. A material security breach affecting us could damage our reputation, deter credit unions from purchasing our products, deter their members from using our products, or result in liability to us. Further, any material security breach affecting our competitors could affect the marketplace's perception of Internet banking in general and have the same effects.

            Concerns about security and privacy may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve the transmission of confidential information. We may need to expend significant capital or other resources to protect against the threat of security breaches or alleviate problems caused by breaches. Although we intend to continue to implement state of the art security measures, it may nevertheless be possible to circumvent any such measures. In addition, the process of eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing websites that deliver our services, any of which could harm our business.

OUR GROWTH MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET.

            There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address such issues, including user privacy, pricing, and the characteristics and quality of products and services offered. For example, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. Any such regulation could increase the cost of transmitting data over the Internet.

            Federal or state authorities may adopt regulations addressing the electronic operations of financial institutions that could require us to modify our current or future products and services. For example, the U.S. Congress is currently considering financial services reform legislation that may include limitations on the ability of financial institutions to disclose nonpublic consumer financial information. The adoption of laws or regulations affecting our customers' businesses could reduce our growth rate or otherwise have a material adverse effect on our business, financial condition and operating results.

TAXATION OF OUR INTERNET PRODUCTS AND SERVICES COULD AFFECT OUR PRICING POLICIES AND REDUCE DEMAND FOR OUR PRODUCTS AND SERVICES.

            Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on our business, financial condition and operating results. The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals at the federal, state and local levels in the United States would, if enacted, impose taxes on the sale of goods and services over the Internet. In October 1998, the U.S. Congress passed the Internet Tax Freedom Act, which generally imposes a three year moratorium on new federal, state and local taxation of online services. Taxation of Internet commerce could have a material adverse affect on our business, financial condition and operations.

THE UNPREDICTABILITY OF FUTURE FINANCIAL RESULTS AND EVENTS BEYOND OUR CONTROL MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

            Our financial results and the price of our common stock may fluctuate substantially in the future. These fluctuations may be caused by several factors, including the price we are able to charge for our services, competition, new product offerings from our competition and changes in technology. Other factors which may cause significant fluctuations in our stock price include:

            -   our actual or anticipated operating results;

            -   changes in our actual or anticipated growth rates;

            -   changes in analysts' estimates;

            -   competitors' announcements;

            -   regulatory actions;

            -   industry conditions;

            -   general economic conditions; and

            - a variety of other factors that we have discussed elsewhere in "Risk Factors."

            Furthermore, the market for Internet and technology companies has experienced extreme price and volume volatility that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially and adversely affect our stock price. Even the currently depressed trading prices and relatively low valuation levels for Internet-related stocks like ours may prove to be too high generally or for our stock in particular.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

            10.1   Letter Agreement with Baird, Patrick & Co., Inc. dated
                   September 18, 2000.
            27     Financial Data Schedule

            (b) Reports on Form 8-K. None.


ITEM 7.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAVION TECHNOLOGIES, INC.



Date: November 20, 2000                By: /s/ Marshall E. Aster
                                          --------------------------------------
                                          Marshall E. Aster, Vice President,
                                          Chief Financial Officer and
                                          Principal Financial and
                                          Accounting Officer