Form 10QSB
period 2007-09-30
CONCORD VENTURES, INC.
filed 2007-11-15
CIK 1081938

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-27055

                             CONCORD VENTURES, INC.
                      (FORMERLY CAVION TECHNOLOGIES, INC.)
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                       84-1472763
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
   incorporation or organization)

           2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380-8280
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

On November 14, 2007, the Registrant had 2,170,931 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                             CONCORD VENTURES, INC.
                      (FORMERLY CAVION TECHNOLOGIES, INC.)


FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                 PAGE

Balance Sheet - September 30, 2007                                                          3

Statements of Operations - For the Three Months and Nine Months ended
September 30, 2007 and 2006                                                                 4

Statement of Cash Flows - For the Nine Months ended September 30, 2007 and 2006             5

Notes to the Financial Statements.                                                          6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      22

Item 3.           Controls and Procedures                                                  31

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                        31
Item 2.           Changes in Securities                                                    31
Item 3.           Defaults on Senior Securities                                            32
Item 4.           Submission of Matters to a Vote of Security Holders                      32
Item 5.           Other Information                                                        32
Item 6.           Exhibits                                                                 32

SIGNATURE PAGE

Part I. FINANCIAL INFORMATION

Item I. Financial Statements


                                     CONCORD VENTURES, INC.
                              (FORMERLY CAVION TECHNOLOGIES, INC.)
                                         BALANCE SHEET
                                          (Unaudited)




                                                                                                  September
                                                                                                    2007
                                                                                             ------------------
                                             ASSETS
Current Assets

      Cash & Cash Equivalents                                                                $          39,620
      Prepaid Expenses                                                                                     208

                                                                                             ------------------
                   Total Current Assets                                                                 39,829

                                                                                             ------------------
      TOTAL ASSETS                                                                           $          39,829
                                                                                             ==================

                               LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                                  90,568
      Accrued Expenses                                                                                  93,596
      Capital Leases                                                                                   210,960
      Other Loans                                                                                       80,027
      Operating Leases                                                                                 196,216

                                                                                             ------------------
                   Total Current Liabilities                                                           671,367

                   Total Liabilities                                                                   671,367



STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000 shares authorized,                            1,128
      2,160,931 shares issued and outstanding.
      Additional Paid In Capital                                                                    16,674,277
      Accumulated Deficit                                                                          (17,306,944)
                                                                                             ------------------
                   Total Stockholders' Deficit                                                        (631,539)

                                                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $          39,829
                                                                                             ==================

                         See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                              (FORMERLY CAVION TECHNOLOGIES, INC.)
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                            2007             2006                  2007            2006
                                                      ---------------------------------     --------------------------------

OPERATING EXPENSES / (INCOME)

      (Gain) / Loss on Statute Barred Liabilities     $       100,000 $       -             $     (7,229,922)$      (87,133)
      General & Administrative Expenses                        19,769           20,239                62,348         48,759

                                                      ---------------------------------     --------------------------------
      Total Operating Expenses / (Income)                     119,769           20,239            (7,167,574)       (38,374)

OPERATING PROFIT / (LOSS)                                    (119,769)         (20,239)            7,167,574         38,374

Interest and Other Income / (Expenses) Net                     (1,477)            (768)               (3,169)        (1,159)

                                                      ---------------------------------     --------------------------------
Profit / (Loss) before Income Taxes                          (121,247)         (21,007)            7,164,405         37,215

Provision for Income Taxes                                    -               -                     -               -

                                                      ---------------------------------     --------------------------------
NET PROFIT / (LOSS)                                   $      (121,247)$        (21,007)     $      7,164,405 $       37,215
                                                      =================================     ================================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                          ($0.06)          ($0.03)                $3.56          $0.07
                                                      =================================     ================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                       2,032,127          625,216             2,010,138        544,359
                                                      =================================     ================================











                         See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                              (FORMERLY CAVION TECHNOLOGIES, INC.)
                                    STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       2007            2006
                                                                                 --------------------------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                             $    7,164,405 $              0

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

      (Gain) / Loss on Statute Barred Liabilities                                    (7,229,922)               0

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase) / decrease in Prepaid Expenses                                             (10)               0
      Increase / (decrease) in Accounts Payable                                          (3,199)               0
      Increase / (decrease) in Accrued Expenses                                           3,169                0

                                                                                 ---------------  ---------------
      Total Cash Flow provided by / (used in) Operating Activities                      (65,556)               0

CASH FLOW FROM INVESTING ACTIVITIES                                                           0                0

                                                                                 --------------------------------
      Total Cash Flow provided by / (used in) Investing Activities                            0                0

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                            55,176                0
      Issue of Stock                                                                     50,000                0

                                                                                 --------------------------------
      Total Cash Flow provided by / (used in)  Financing Activities                     105,176                0

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                 $       39,620 $              0
                                                                                 ================================

Cash and Cash Equivalents at the beginning of the period                         $            0 $              0
                                                                                 ================================
Cash and Cash Equivalents at the end of the period                               $       39,620 $              0
                                                                                 ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $            0 $              0
                                                                                 --------------------------------
Cash paid for income tax                                                         $            0 $              0
                                                                                 --------------------------------




                         See accompanying Notes to Financial Statements.

                             CONCORD VENTURES, INC.
                      (FORMERLY CAVION TECHNOLOGIES, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   (UNAUDITED)

Note. 1  Business, Basis of Presentation and Significant Accounting Policies

Business:

Concord Ventures, Inc. (the Company) was incorporated in August 1998, in the State of Colorado. In March 2001, the Company sold its business operations. In March 2001, the Company filed a Form 15-12G with the Securities and Exchange Commission ("SEC") to cease its filing obligations under the Securities Act of 1934.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in our Form 10SB15G filed with the SEC on July 25, 2007.

Significant Accounting Policies:

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. All deferred costs and other were written off in full when we filed for Chapter 11 protection effective December 21, 2001 and no deferred costs and other were outstanding as at September 30, 2007 and 2006.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and nine months ended September 30, 2007 and 2006 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

Stock-Based Compensation--Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - revised 2004 (SFAS
123R), Share-Based Payment, which replaced SFAS No. 123 (SFAS 123), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested at the date of adoption.

Recently Issued Accounting Policies:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder's election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year end December 31, 2008. The adoption of SFAS No. 155 is not expected to have an impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation became effective for the Company on January 1, 2007, but is not expected to have a material impact on the Company's consolidated financial statements, with the possible exception of certain disclosures relative to the Company's net operating loss carry forwards and the related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for the Company for its fiscal year beginning on January 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The possible adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 was effective for the Company's current 2007 fiscal year end. The adoption of SAB No. 108 did not have an impact on the Company's consolidated financial statements.

Note 2.  Going Concern

In the Company's Report on Form 10-SB12G, which included the Company's financial statements for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a working capital deficit and reported an accumulated deficit of $631,539 at September 30, 2007. The Company also has a working capital deficiency at September 30, 2007.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, seek a listing on the over the counter bulletin board, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

Note 3.            Accounts Payable

During the nine months ended September 30, 2007, our outstanding accounts payable which had been incurred under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly, we recognized a gain on statute barred liabilities of $1.6 million.

As a result of the impact of the statute of limitation on our outstanding accounts payable and the payment of certain accounts payable from the funds raised from the sale of 50,000 shares of our common stock in September 2007, our outstanding accounts payable has been reduced from in excess of $2 million at March 31, 2001 to $90,568 at September 30, 2007.

Note 4.           Customer Prepayments

During the nine months ended September 30, 2007, our outstanding liability in respect of customer prepayments was statute barred and accordingly we recognized a gain on statute barred liabilities of $1.1 million. As a result of the impact of the statute of limitation on our outstanding liability for customer prepayments, during the nine months ended September 30, 2007, our outstanding liability for customer prepayments was reduced from $1.1 million to $0.

Note. 5.                   Accrued Expenses

During the nine months ended September 30, 2007, $552,000 of our accruals in respect of both outstanding liabilities and interest on liabilities were statute barred. As a result, during the nine months ended September 30, 2007, we recognized a gain on statute barred liabilities of $552,000 on the release of these accruals. As a result of the impact of the statute of limitation on our outstanding liability for accrued liabilities, at September 30, 2007, our outstanding liability for accrued liabilities was reduced from $642,000 to $93,596.

Note. 6.                   Capital and Operating Leases

During the nine months ended September 30, 2007, our outstanding liabilities under capital and operating leases under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly, we recognized a gain on statute barred liabilities of $2.7 million.

As a result of the impact of the statute of limitation on our outstanding liabilities under capital and operating leases, at September 30, 2007, our outstanding liabilities under capital and operating leases had been reduced from in excess of $3.5 million to $407,176.

At September 30, 2006, our outstanding liabilities under capital and operating leases under the state laws of California, Delaware, Florida, Indianapolis, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont were statute barred. Accordingly we recognized a gain on statute barred liabilities of $422,000 in the period.

Note. 7.                   Other Loans, Related Party

In the period from his appointment in March 2006 through September 2006, Mr. David J Cutler, one of our directors and our Chief Executive Officer and Chief Financial Officer, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third part valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second and final issue of equity to Mr. Cutler, Mr. Cutler owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock. In the period from October 2006 through September 2007, Mr. Cutler has further incurred in excess of $80,000 of expenses on our behalf in bringing our affairs up to date. There can be no assurance that Mr. Cutler will continue to incur expenses on our behalf.

Interest is accrued on the loan at 8%.

Note 8.            Convertible Subordinated Notes

In August 2000, we conducted a private offering of convertible subordinated notes. The notes were to be convertible into shares of our Class A Common Stock at the ratio of 833 shares per $50,000 of notes (implied conversion rate of $60.00 per share). The notes were immediately convertible once the underlying shares were registered with the SEC. The notes accrue interest at 10% per annum with mature one year from the date funded. The interest was payable quarterly in cash or the Company's Common Stock. At December 31, 2006, the Company had an outstanding liability of $1,425,000 in respect to the notes.

During the nine months ended September 30, 2007, our liability in respect to this convertible debt became statute barred and we no longer have any liability outstanding in respect of this convertible debt. During the nine months ended September 30, 2007, we issued 100,000 shares of our common stock, valued at $100,000, in settlement of a disputed claim in respect of these liabilities.

Note 9.            Stockholder's Deficit

Common Stock

At our shareholders meeting held in October 2006, our shareholders voted to authorize a reverse split of our common stock on a basis up to one for ten which took effect on November 10, 2006. Consequently, all numbers of shares reported on these financial statements have been restated to reflect the impact of this one for ten reverse split.

In the period from his appointment in March 2006 through September 2006, Mr. David J Cutler, one of our directors and our Chief Executive Officer and Chief Financial Officer, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third part valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second and final issue of equity to Mr. Cutler, Mr. Cutler owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock. In the period from October 2006 through September 2007, Mr. Cutler has further incurred in excess of $80,000 of expenses on our behalf in bringing our affairs up to date. There can be no assurance that Mr. Cutler will continue to incur expenses on our behalf.

During the nine months ended September 30, 2007, the Company issued 100,000 shares of its restricted common stock with a value of $100,000 ($1.00 per share) in settlement of a disputed claim in connection with the Company's convertible subordinated loan notes, which were statute barred during this period.

During the nine months ended September 30, 2007, the Company issued 50,000 shares of its restricted common stock in exchange for cash of $50,000 ($1.00 per share).

In October 2007, the Company issued 10,000 shares of its restricted common stock as payment of consulting services valued at $10,000 ($1.00 per share).

Stock Options

Effective March 19, 1999, we adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorized the issuance of up to 75,000 shares of Class A Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date.

During the year ended December 31, 1999, we granted options for 2,000 shares of Class A Common Stock to non-employees in exchange for services. The exercise price of these options range from $30.00 to $60.00 per share. The fair value of these options on the date of grant was approximately $107,000. Expense related to such options were to be recorded over the term the services are provided. The fair value of each non- employee option grant was estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used to calculate the fair value were risk free interest rates of 4.48% to 6.22%, no dividend yields, a life of five to ten years and volatility of 53%. These options will expire during the year ended December 31, 2009.

During the nine months ended September 30, 2007 and 2006, the Company did not grant any options under its Plan.

The following table summarizes stock option activity under the Plan:


                                         Under the Stock Option Plan:                  Other Grants:
                                   -------------------------------------------        -----------------
                                                 Granted to                             Granted to
                                              Non- Employees                            Non-Employees
                                           --------------------                         ---------------
                                                        Weighted                                 Weighted
                                                        Average                                  Average
                                                        Exercise                                 Exercise
                                               Shares    Price                       Shares      Price
                                               -------  --------                    --------     --------

      Outstanding at December 31, 2006          2,000     $45.00                        -           -
            Granted                                 -          -                        -           -
            Exercised                               -          -                        -           -
            Canceled                                -          -                        -           -
                                              ---------   ---------                 ---------    ---------
      Outstanding at September 30, 2007         2,000     $45.00                        -           -
                                              =========   =========                 =========    =========
Exercisable at December 31, 2006                2,000     $45.00                        -           -
                                              =========   =========                 =========    =========
Exercisable at September 30, 2007               2,000     $45.00                        -           -
                                              =========   =========                 =========    =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, bring our financial records up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

PLAN OF OPERATIONS

PLANNED OPERATIONS

Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, obtain debt or equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses, seek a listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Results of Operations - Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Gain on Statute Barred Liabilities

During the nine months ended September 30, 2007, we recognized a gain on statute barred liabilities of $7,229,922 compared to a gain on statute barred liabilities of $87,133 in the nine months ended September 30, 2006, an increase of $7,142,789.

During the nine months ended September 30, 2007, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington, and Wisconsin and we recognized a gain on these statute barred liabilities of 7,329.922. This gain was offset by a $100,000 loss on statute barred liabilities when we issued 100,000 shares of our common stock, valued at $100,000, in settlement of a disputed claim in respect of our convertible subordinated loan notes.

During the nine months ended September 30, 2006, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Florida, Nebraska, and Vermont and we recognized a gain on these statute barred liabilities of $87,133.

General and Administrative Expenses

During the nine months ended September 30, 2007, we incurred $62,348 in general and administrative expenses compared to $48,759 in the nine months ended September 30, 2006, an increase of $13,589. The increase was due largely from the fact the nine months ended September 30, 2007, includes nine months of operations while the nine months ended September 30, 2006, only included seven months of renewed operations. Our new board of directors was appointed in March 2006 and consequently, there were no operations, and therefore no costs were incurred, in January or February 2006 and only limited initial cost in the month of March 2006.

Operating Income

During the nine months ended September 30, 2007, we incurred an operating profit of $7,167,574 compared to $38,374 in the nine months ended September 30, 2006, an increase of $7,129,200 due to the factors discussed above.

Interest Expenses

In the nine months ended September 30, 2007, we incurred an expense of $3,169 in interest expense compared to $1,159 in the nine months ended September 30, 2006, an increase of $2,101. The interest expense reflects the interest accrued on the loan made to us by one of our directors. The increase in the interest expense between the nine months ended September 30, 2007 and the nine months ended September 30, 2006 reflects the increase in the principal balance of the loan provided to us by our director between the two periods and the fact that the director provided funding for all nine months in the nine months ended September 30, 2007 but for only seven months during the nine months ended September 30, 2006.

Net Income (Loss)

During the nine months ended September 30, 2007, we realized a net income of $7,164,405 compared to $37,215 in the nine months ended September 30, 2006, an increase of $7,127,190 due to the factors discussed above.

Our comprehensive loss was identical to our net loss for the nine months ended September 30, 2007 and 2006.

Results of Operations - Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Loss on Statute Barred Liabilities

During the three months ended September 30, 2007 we incurred a loss of $100,000 in respect of statute barred liabilities. We issued 100,000 shares of our common stock, valued at $100,000, in settlement of a disputed claim in respect of our convertible subordinated loan notes. No gain or loss on statute barred liabilities was recognized in the three month ended September 30, 2006.

General and Administrative Expenses

During the three months ended September 30, 2007, we incurred $19,769 in general and administrative expenses, broadly in line with the $20,239 we incurred during the three months ended September 30, 2006.

Operating Income (Loss)

During the three months ended September 30, 2007, we incurred an operating loss of $119,769 compared to an operating loss of $20,239 in the three months ended September 30, 2006, an increase of $99,530 due to the factors discussed above.

Interest Expenses

In the three months ended September 30, 2007, we incurred an expense of $1,477 in interest and other income / (expenses) compared to $768 in the three months ended September 30, 2006, an increase of $709. The interest expense reflects the interest accrued on the loan made to us by one of our directors. The increase in the interest expense between the three months ended September 30, 2007 and the three months ended September 30, 2006 reflects the increase in the principal balance of the loan provided to us by our director between the two periods.

 Net Income (Loss)

During the three months ended September 30, 2007, we realized a net loss of $(121,247) compared to $(21,007) in the three months ended September 30, 2006, an increase of $(100,240), due to the factors discussed above.

Our comprehensive loss was identical to our net loss for the three month periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had $39,620 cash on hand, $39,829 of assets, no operating business or other source of income and outstanding liabilities 0f $671,367 and a stockholder' deficit of $631,539.

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

During the nine month period ended September 30, 2007, we generated a net increase in cash and cash equivalents of $39,620. We used $65,556 of cash in our operating activities. $65,516 was used in our operations after adjusting for non-cash items, and a further $40 in the net movement in our operating assets and liabilities. This was more than offset by the $105,176 we generated in cash from our financing activities. $55,176 was provided to us by an increase in the loan from one of our directors and $50,000 from the sale of 50,000 shares of our common stock.

During the nine months ended September 30, 2007 we issued 50,000 shares of our common stock for cash consideration of $50,000. There can be no assurance we will be able to raise any further funding in similar transactions

During the nine months ended September 30, 2006, we had no corporate bank account and consequently recorded no corporate cash flows. All our expenses were paid for us directly by one of our directors.

In the period from his appointment in March 2006 through September 2006, Mr. Cutler, a officer and director of the Company, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issuance of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third part valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler, as the balance of the equity to which he was entitled to in connection with the conversion of his $50,000 loan to us into equity. Following this second and final issuance of shares, Mr. Cutler owned a total of 1,407,644 shares of our common stock, representing 70% of our total issued and outstanding shares of our common stock, at that time. In the period from October 2006 through September 2007, Mr. Cutler has further incurred in excess of $80,000 of expenses in bringing our affairs up to date. There can be no assurance that Mr. Cutler will continue to incur expenses on our behalf.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following unregistered sales of its securities from June 1, 2007 through September 30, 2007.


  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES          CONSIDERATION             CLASS OF PURCHASER
  ------------        -------------------     -------------          -------------             ------------------
------------------ -------------------------- --------------- -------------------------- ---------------------------------

     9/15/07       Common Stock                    50,000          $50,000                      Business Associate
------------------ -------------------------- --------------- -------------------------- ---------------------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3. Defaults upon Senior Securities

All details of our defaults in respect of our debt are set out in Note. 7 Convertible Subordinated Notes above.

We are in default on a number of operating and capital leases. These liabilities have been recognized in full on our balance sheet.

We will attempt to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information.

None

Item 6. Exhibits

         a.       Exhibits

                  EXHIBIT NO.                  DESCRIPTION
                      31                Section 302 Certification
                      32                Section 906 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONCORD VENTURES, INC.
                                    (formerly Cavion Technologies, Inc.)
                                    (Registrant)




Date: November 14, 2007             /s/     David J. Cutler
-------------------------           --------------------------------------
                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer