Form 10KSB
period 2007-12-31
CONCORD VENTURES, INC.
filed 2008-02-01
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-27055

                             CONCORD VENTURES, INC.
                      (FORMERLY CAVION TECHNOLOGIES, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                COLORADO                                 84-1472763

      (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


           2460 WEST 26th AVENUE, SUITE 380-C, Denver Colorado, 80211
                   (Address of Prinicipal Executive Offices)

                                 (303) 380 8280
                    (Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The Registrant's revenues for its fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on January 15, 2008 was approximately $1,426,574 based upon the reported closing sale price of such shares on the Pink Sheets for that date. As of January 15, 2008, there were 2,257,986 shares outstanding, of which 713,287 shares were held by non-affiliates.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]

                             CONCORD VENTURES, INC.
                      (FORMERLY CAVION TECHNOLOGIES, INC.)

                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

 ITEM                              DESCRIPTION                             PAGE
 ----                              -----------                             ----

                                    Part I.

Item 1.    Description of Business                                             3

Item 2.    Description of Properties                                           8

Item 3.    Legal Proceedings
                                                                               8

Item 4.    Submission of Matters to a Vote of Security Holders                 8

                                    Part II.

Item 5.    Market for Common Equity and Related Stockholder Matters            9

Item 6.    Management's  Discussion and Analysis of Financial Condition and   11

Item 7.    Financial Statements                                               20

Item 8.    Changes in and Disagreements  With Accountants on Accounting and   21

Item 8a.   Controls and Procedures.                                           21

                                   Part III.

Item 9.    Directors,  Executive  Officers,  Promoters and Control Persons:   22

Item 10.   Executive Compensation                                             24

Item 11.   Security Ownership of Certain Beneficial Owners and Management     26

Item 12.   Certain Relationships and Related Transactions

                                    Part IV.

Item 13.   Exhibits.                                                          27

Item 14.   Principal Accountant Fees and Services.                            30

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although Concord Ventures, Inc., formerly Cavion Technologies, Inc., ("Concord" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, achieve a listing on the over the counter bulletin board, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 15 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY

We were incorporated in the State of Colorado in August 1998 under the name Network Acquisitions, Inc. We changed our name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006.

On December 21, 2000, we filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors. After the sale, we still had liabilities of $8.4 million and were subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

Prior to the sale of our entire business and all of our assets on February 16, 2001, we offered products and services for business to business communications, secure Internet financial products, such as online banking and bill paying services, and secure Internet access and services for our customers, which were primarily credit unions, their members and credit union business partners, in some cases trading under the name cavion.com. We were also building and managing a secure private communications network exclusively for the credit union industry. This network was intended to act as a communications platform for the delivery of services and information to and from credit unions and related businesses. We had developed and were beginning to offer an integrated network of e-commerce portals called Member Emporium. Member Emporium was designed to enable a credit union to provide its members with access to a variety of products and services, typically at a discount from retail or Internet-based prices.

In December 2005, one of our principal shareholders filed a complaint with the District Court of Jefferson County, Colorado, requesting the Court to instruct us to hold a shareholders' meeting to elect new directors. In February 2006, the District Court of Jefferson County, Colorado, instructed us to hold a shareholders' meeting to elect new directors.

In March 2006, we held a shareholders' meeting where Mr. David J. Cutler was appointed a director and Chief Executive Officer and Chief Financial Officer and Messrs. Wesley Whiting and Reggie Green were appointed as independent directors. At the shareholders' meeting, Mr. Cutler was instructed to use his best efforts to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records up to date, seek a listing on the over the counter bulletin board, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

During the year ended December 31, 2006, our books and records were retrieved from a number of different storage locations, including our former attorneys, and the purchaser of our business and assets. With the retrieval of our books and records, financial statements for the years ended December 31, 2005 and 2004 were completed and submitted for audit to Larry O'Donnell, CPA, PC (`O'Donnell'), who was appointed as our new independent registered public accountant effective August 15, 2006.

During the period from his appointment in March 2006 through September 2006, Mr. Cutler, an officer and director of the Company, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issuance of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third part valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler, as the balance of the equity to which he was entitled to in connection with the conversion of his $50,000 loan to us into equity. Following this second issuance of shares, Mr. Cutler owned a total of 1,407,644 shares of our common stock, representing 70% of our total issued and outstanding shares of our common stock, at that time.

On October 16, 2006, we held an annual meeting of shareholders at which the majority of our shareholders voted to re-elect our existing directors for another term, change our name to a name, as to be determined by our Board of Directors, authorize a reverse split of our common stock on a basis up to one for ten and to increase our authorized share capital from 19,970,000 class A shares of common stock to 100,000,000 class A shares common stock. Following this vote of our shareholders, effective October 23, 2006, we changed our name from Cavion Technologies, Inc. to Concord Ventures, Inc., and, effective November 11, 2006, we completed a reverse split of our common stock on a basis of one for ten. As a consequence of our name change, our trading symbol on the Pinks Sheets was subsequently changed from CVTEQ.PK to CCVR.PK.

Following the one for ten reverse split of our stock in November 2006, we issued 50,000 shares of our common stock to each of our two independent directors as remuneration for their services valued at $889(25,000 shares of common stock to each director). We also issued a total of 50,000 shares of common stock to third party consultants for the services totaling $889 that they had provided.

On July 25, 2007, we filed a Form 10-SB12G with the Securities and Exchange Commission (SEC) seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

On September 11, 2007, we issued 100,000 shares of our common stock with a value of $100,000 ($1.00 per share) in settlement of a disputed claim in connection with our convertible subordinated loan notes, which were statute barred during this period.

On September 25, 2007, we issued 50,000 shares of our restricted common stock in exchange for cash of $50,000 ($1.00 per share).

On September 25, 2007, we issued 10,000 shares of our restricted common stock as payment of consulting services valued at $10,000 ($1.00 per share).

On December 3, 2007 we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with us, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors

Our business activities over the year ended December 31, 2007 have focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

Debt Settlement

From April 1, 2003 through December 31, 2006, outstanding liabilities, which had been incurred, prior to the dismissal from Chapter 11, were statute barred under the state laws of California, Delaware, Florida, Indiana, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont, and accordingly, we recognized a gain on these statute barred liabilities of $738,000 during that period.

During the year ended December 31, 2007, outstanding liabilities which had been incurred, prior to our dismissal from our Chapter 11, were statute barred under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin, and we recognized a gain on these statute barred liabilities of $7.3 million during that period.

As a result of the impact of the statute of limitation on our outstanding liabilities, which had been incurred prior to our dismissal from our Chapter 11, our outstanding liabilities were reduced from approximately $8.4 million to approximately $640,000.

PLAN OF OPERATIONS

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

General Business Plan
--------------------------------

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
------------------------------------

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition
-----------------

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

Investment Company Act 1940
-----------------------------------------

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

EMPLOYEES

During the years ended December 31, 2007 and 2006, we did not have any employees. Mr. Cutler serves as our Chief Executive Officer and Chief Financial Officer, without the benefit of an employment contract.

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211. We do not pay rent for the use of this mailing address. We lease a small 300 sq. foot storage unit at $208 per month, on a month to month basis, to store our books and records. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.  LEGAL PROCEEDINGS

In December 2005, one of our principal shareholders filed a complaint with the District Court of Jefferson County, Colorado, requesting the Court to instruct us to hold a shareholders' meeting to elect new directors. In February 2006, the District Court of Jefferson County, Colorado, instructed us to hold a shareholders' meeting to elect new directors. In March 2006, we held a shareholders' meeting at which Mr. Cutler was appointed as a director and our Chief Executive Officer and Chief Financial Officer and Messrs. Wesley Whiting and Reggie Green were appointed as directors. At the shareholders meeting, Mr. Cutler undertook to use his best efforts to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records up to date, seek a listing on the over the counter bulletin board, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2005, one of our principal shareholders filed a complaint with the District Court of Jefferson County, Colorado, requesting the Court to instruct us to hold a shareholders' meeting to elect new directors. In February 2006, the District Court of Jefferson County, Colorado, instructed us to hold a shareholders meeting to elect new directors.

In March 2006, we held a shareholders' meeting where Mr. David J. Cutler was appointed a director and Chief Executive Officer and Chief Financial Officer and Messrs. Wesley Whiting and Reggie Green were appointed as independent directors. At the shareholders' meeting, Mr. Cutler was instructed to use his best efforts to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records up to date, seek a listing on the over the counter bulletin board, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

On October 16, 2006, we held an annual meeting of shareholders at which the majority of our shareholders voted to re-elect our existing directors for another term, change our name to a name to be determined by our Board of Directors, authorize a reverse split of our common stock on a basis up to one for ten and to increase our authorized share capital from 19,970,000 class A shares of common stock to 100,000,000 class A shares common stock. Following this vote of our shareholders, effective October 23, 2006 we changed our name from Cavion Technologies, Inc. to Concord Ventures, Inc., and, effective November 11, 2006, we completed a reverse split of our common stock on a basis of one for ten. As a consequence of our name change, our trading symbol on the Pinks Sheets was subsequently changed from CVTEQ.PK to CCVR.PK.

During the year ended December 31, 2007, we did not hold any shareholders meetings or submit any matters to our shareholders for approval.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock began trading on the Nasdaq SmallCap Market on October 29, 1999 and was subsequently delisted in January 2001 for failure to meet the listing requirements of the Nasdaq SmallCap Market. In March 2001, the Company was delisted from the Over the Counter Market due to its failure to file reports required under the Securities Act of 1934. The Company was listed on the Pink Sheets under the symbol of CVTEQ.PK. As a result of the Company's name change in October 2006, the symbol was changed to CCVR.PK.

Price Range of Common Stock


 The range of high and low closing sales prices for our common stock for the periods indicated below. These prices do not include retail mark-ups, markdowns, or commissions.

                                                               High       Low
2006                                                           Close     Close
----                                                           -----     -----

First Quarter:        January 1 - March 31, 2006            $   0.90   $  0.20
Second Quarter:       April 1 - June 30, 2006                   0.20      0.07
Third Quarter:        July 1 - September 30, 2006               0.20      0.07
Fourth Quarter:       October 1 - December 31, 2006             0.30      0.07

                                                               High       Low
2007                                                           Close     Close
----                                                           -----     -----

First Quarter:        January 1 - March 31, 2007           $   0.10   $   0.10
Second Quarter:       April 1 - June 30, 2007                  1.50       0.10
Third Quarter:        July 1 - September 30, 2007              2.00       0.62
Fourth Quarter:       October 1 - December 31, 2007            2.10       0.70


Last Reported Price.

On January 15, 2008, the last reported bid price of our shares of common stock reported on the Pink Sheets was $2.00 per share.

Record Holders.

As of January 15, 2008, there were 104 shareholders of record. We estimate that there are approximately 850 beneficial shareholders. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado, 80401. The telephone number is 303-262-0600.

Dividends.

We have not paid or declared cash distributions or dividends on our shares of common stock and do not intend to pay cash dividends in the foreseeable future.

Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from January 1, 2007 through December 31, 2007.


  DATE OF SALE          TITLE OF SECURITIES       NO. OF SHARES         CONSIDERATION        CLASS OF PURCHASER
--------------------- ------------------------ -------------------- ---------------------- ------------------------
                                                                    Settlement of
    9/11/07                Common Stock                    100,000  Outstanding Debt            Business Associate
    9/25/07                Common Stock                     50,000             $50,000          Business Associate
    9/25/07                Common Stock                     10,000  Services                    Business Associate
    12/3/07                Common Stock                     87,055             Payment          Officer & Director
                                                                    of loan

Exemption From Registration Claimed
-----------------------------------

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). Purchasers were provided with access to all material information, which they requested, all information necessary to verify such information and were afforded access to our management in connection with the purchases. The purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Penny Stock.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 12. Stockholders' Deficit of our Financial Statements on page 44 below.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 15 and elsewhere in this report.

OVERVIEW

In February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. On March 13, 2001, we were dismissed, by the Court, from the Chapter 11, at which time the last of our remaining directors resigned. As of March 13, 2001, we had no business or other source of income, no assets, no employees, officers or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

In March 2006, a new board of directors was appointed and we are now focused on reaching satisfactory negotiated settlements with our remaining outstanding creditors, bringing our financial records up to date, seeking a listing on the over the counter bulletin board, raising debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

During the year ended December 31, 2006, our books and records were retrieved from a number of different storage locations, including our former attorneys, and the purchaser of our business and assets. With the retrieval of our books and records, financial statements for the years ended December 31, 2005 and 2004 were completed and submitted for audit to Larry O'Donnell, CPA, PC (`O'Donnell'), who was appointed as our new independent registered public accountant effective August 15, 2006.

Our business activities over the year ended December 31, 2007, have focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on September 23, 2007.

PLAN OF OPERATIONS

Our plan of operations is to negotiate satisfactory settlements with our outstanding creditors, seek a listing on the over the counter bulletin board, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. For additional information regarding our acquisition criteria and risks please see "General Business Plan and Acquisition Opportunities in Item 1 Business Description."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2006

Gain on Statute Barred Liabilities

During the year ended December 31, 2007, we recognized a gain on statute barred liabilities of $7,229,922 compared to a gain on statute barred liabilities of $87,133 during the year ended December 31, 2006, for an increase of $7,142,789.

During the year ended December 31, 2007, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington, and Wisconsin and we recognized a gain on these statute barred liabilities of $7,329,922. This gain was offset by a $100,000 loss on statute barred liabilities when we issued 100,000 shares of our common stock, valued at $100,000, in settlement of a disputed claim in respect of our convertible subordinated loan notes.

During the year ended December 31, 2006, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Florida, Nebraska, and Vermont and we recognized a gain on these statute barred liabilities of $87,133.

General and Administrative Expenses

During the year ended December 31, 2007, we incurred $111,783 in general and administrative expenses compared to $76,124 in the year ended December 31, 2006, an increase of $35,659. The increase was due to an increase in our operations over the last twelve months compared to the previous year.

Operating Profit
In the year ended December 31, 2007, we recognized an operating profit of $7,118,139 compared to $11,009 in the year ended December 31, 2006, an increase of $7,107,130, due to the factors as discussed above.

Interest Income (Expense) and Other Income (Expense) Net

During the year ended December 31, 2007, we incurred an interest expense of $4,248 compared to $1,402 in the year ended December 31, 2006, an increase of $2,846. The interest expense represented accrued interest at 8% on the loan made to us by Mr. Cutler, an officer and director. The increase in interest expense in the year ended December 31, 2007 as compared to the year ended December 31, 2006 reflected the increase in the principal balance of the loan provided by Mr. Cutler.

We have accrued no interest expense during the fiscal years ended December 31, 2007 and 2006, in respect to our outstanding liabilities from March 2001, as we believe that these liabilities will be settled for their current carrying values, or less, and, consequently, no additional interest provision is required.

Profit before Income Tax

In the year ended December 31, 2007, we recognized a profit before income tax of $7,113,891 compared to a $9,607 profit before income tax in the year ended
December 31, 2006, an increase of $7,104,284, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either the year ended December 31 2007 or 2006, as we have sufficient carry forward tax losses to offset the profits arising in these periods.

Net Income

During the year ended December 31, 2007, we realized a net income of $7,113,891 compared to a net income of $9,607,000 during the year ended December 31, 2006, a decrease of $7,104,284, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had any cash & cash equivalents of $5,979, assets of $6,187 consisting primarily of cash and cash equivalents and prepayments of $208, no operating business or other source of income and outstanding liabilities of $591,185 and a stockholders' deficit of $584,998.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2007, we had a working capital deficit of $584,998 and reported an accumulated deficit of $17,357,458.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, seek a listing on the over the counter bulletin board, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

During the year ended December 31, 2007, we issued 50,000 shares of our common stock for cash consideration of $50,000. There can be no assurance we will be able to raise any further funding in similar transactions

In the period from his appointment in March 2006 through September 2006, Mr. Cutler, a officer and director of the Company, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issuance of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third party valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler, as the balance of the equity to which he was entitled to in connection with the conversion of his $50,000 loan to us into equity. Following this second and issuance of shares, Mr. Cutler owned a total of 1,407,644 shares of our common stock, representing 70% of our total issued and outstanding shares of our common stock, at that time.

On December 3, 2007, we issued 87,055 shares of our restricted common stock to David Cutler, an officer and director, in full and final settlement of the $87,055 loan, including accrued interest of $5,634, in respect of services and funding he has provided during the period of October 2006 through November 2007. The share issuance was authorized by the independent directors of our Board of Directors.

There can be no assurance that Mr. Cutler will continue to provide us with further funding on an ongoing basis.

During the year ended December 31, 2006 we did not have a bank account and consequently, there were no movements in cash flow in the year ended December 31, 2006. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company.

With the sale of 50,000 shares of our common stock for $50,000 cash consideration during the year ended December 31, 2007, we opened a corporate bank account and consequently, we recognized movements in cash flows during the year ended December 31, 2007.

During the year ended December 31, 2007, we generated a net increase in cash and cash equivalents of $5,979. We used $106,828 of cash in our operating activities. $106,031 was used in our operations after adjusting for non-cash items, and a further $797 in the net movement in our operating assets and liabilities. This was more than offset by the $112,807 we generated in cash from our financing activities. $62,807 was provided to us by an increase in the loan from one of our officers and directors and $50,000 from the sale of 50,000 shares of our common stock.

ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for us on January 1, 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for us for our fiscal year beginning on January 1, 2008. We are currently assessing the impact the adoption of SFAS No. 157 may have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.
115. This statement will be effective for us for our fiscal year beginning on January 1, 2008, and will permit entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The possible adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB No. 108 is effective for our current 2007 fiscal year end. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the financial statements on page 37 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note 9 to the financial statements on page 42 below.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

RISK FACTORS

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this Annual Report, in evaluating our business and us.

The factors affecting our future performance changed dramatically as a result of the following events:

- sale of our entire business, and all of our assets, for the benefit of our creditors as part of our Chapter 11 reorganization in February 2001,
-    our  dismissal  from  the  Chapter  11  reorganization  in March  2001,
-    the resignation of the  last of our existing  directors  at that time,  and
-    the subsequent appointment of our new board of directors in March 2006.

Rather than our previous operating business, our business is now to seek to reach satisfactory negotiated settlements with the substantially reduced balance of our outstanding creditors, a listing on the over the counter bulletin board and to raise the debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after the new business plan has been implemented.

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

As of December 31, 2007, we had outstanding liabilities of $591,185, relating to our creditors, who were outstanding at February 16, 2001, but who could not be repaid from the proceeds from the sale of our entire business and all of our assets as the proceeds were insufficient to repay all of our creditors and assets of just $6,187.

We currently have no operating business or our source of income from which to repay these creditors. Accordingly, we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and/or equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and/or equity finance to fund any such agreed settlements. If we are unable to settle these liabilities on an acceptable basis it is unlikely that will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

WE BELIEVE THAT A  SUBSTANTIAL  BALANCE OF OUR  LIABILITIES  HAS BECOME  STATUTE
BARRED

During the period of April 1, 2003 through December 31, 2006, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 bankruptcy, were statute barred under the state laws of California, Delaware, Florida, Indiana, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont, and we recognized a gain on these statute barred liabilities of $738,000 in the period.

During the year ended December 31, 2007, outstanding liabilities which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin, and we recognized a gain on these statute barred liabilities of $7.3 million.

Certain of our former creditors may disagree that our liabilities owed to them are no longer outstanding because they have become statute barred. If these former creditors were to successfully challenge the fact that our liabilities to them are no longer outstanding because they have become statute barred, we do not have the funds available to settle these liabilities. If these former liabilities were held to be valid and outstanding it is unlikely that we would be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At December 31, 2007, we had an accumulated deficit of $17,357,458 and a stockholders' deficit of $591,185.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2007 and 2006, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and insufficient cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we intend to seek to reach satisfactory negotiated settlements with the substantially reduced balance of our outstanding creditors, obtain a listing on the over the counter bulletin board and to raise the debt and/or equity to fund negotiated settlements with our creditors and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THET MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 70% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 23), and "Conflicts of Interest." (page 23).

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE ARE OUT OF COMPLIANCE WITH THE LISTING REQUIREMENTS OF THE NASDAQ MARKET AND HAVE NOT BEEN LISTED ON THE OVER THE COUNTER BULLETIN BOARD

 In March 2001, we filed a Form 15 terminating our registration and there for our requirements to file reports under the Securities Acts and until September 23, 2007 were listed as a non-reporting company on the Pink Sheets. On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. We are currently listed as a reporting company on the Pink Sheets and intended to seek to become relisted on the over the counter bulletin board at the earliest possible opportunity. Failure obtain a listing on the over the counter bulletin board may adversely effective our ability to raise equity and implement our proposed business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

THE REGULATION OF PENNY STOCKS BY SEC AND NASD MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Pink Sheets and we are currently seeking to have them listed on the over the counter bulletin board. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

OUR CHIEF EXECUTIVE OFFICER HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

Mr. Cutler, an officer and director of the Company owns in excess of our 50% of our issued and outstanding common stock and is able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further Shares as consideration for the cash or assets or services out of our authorized but unissued Common Stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides, starting February 15, 2008, in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years, to be reduced to six months effective February 15, 2008. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to become listed on the Over the Counter Bulletin Board. If we do obtain a listing on the over the counter bulletin board it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Following the cessation of operations by Arthur Andersen LLP, we appointed Larry O`Donnell, CPA, PC as our independent accountant in succession to Arthur Andersen LLP on August 15, 2006.

We had no disagreements with either Arthur Andersen LLP or Larry O`Donnell, CPA, PC.

ITEM 8A. CONTROLS and PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. David Cutler, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Cutler has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A(T).   Controls and Procedures

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

    (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of

    (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,



Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Effective December 31, 2007, our directors and officers, who have served since their appointments in March 2006, were:

               NAME                AGE             POSITION

        David J. Cutler            51      President, Chief Executive Officer,
                                           Chief Financial Officer and Director

        Wesley F. Whiting          75      Secretary and Director

        Redgie Green               54      Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became a director and officer in March 2006. Mr. Cutler has more than 25 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Since April 2005, Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of Aspeon, Inc., a publicly listed shell company and Atomic Paintball, Inc., a development stage owner and operator of paintball parks. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Wesley F.  Whiting - Secretary  and  Director.  Mr.  Whiting was  appointed  our secretary and director in March 2006. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Sun River Energy, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from

1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000 to 2002). He was director and Vice President of Utilitec, Inc. from 1999 to 2002 and has been Vice
President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. from October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. from 2003 to 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He was a Director of Baymark Technologies, Inc. and was appointed as a Director and secretary of Aspeon, Inc. in March 2006.

Redgie Green - Director. Mr. Green became our director in March 2006 Mr. Green has been Secretary and Director of Sun River Energy, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was recently elected as a director for Mountains West Exploration, Inc. He was Secretary, Treasurer and Director of Baymark
Technologies,  Inc.  and was  appointed  as a director of Aspeon,  Inc. in March
2006.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.

Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

-    Honest and ethical  conduct,  including  the ethical  handling of actual or
     apparent   conflicts  of  interest   between   personal  and   professional
     relationships;

- Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007 and 2006 (the "Named Executive Officers"):


                                   SUMMARY COMPENSATION TABLE


--------------------- ------- ------------- ---------- --------------- -------------------- --------------- ----------- ------------
NAME AND PRINCIPAL    YEAR       SALARY       BONUS      STOCK AWARDS         OPTIONS       NONQUALIFIED    ALL OTHER      TOTAL
POSITION                                                                     AWARDS ($)        DEFERRED        COMP-        ($)
                                                                                            COMPENSATION     ENSATION
                                                                                                 ($)
--------------------- ------- ------------- ---------- --------------- -------------------- --------------- ----------- ------------
David J Cutler,       2007     $60,000(1)       -              -                 -                -             -         $60,000
Director, President,  2006     $50,000          -              -                 -                -             -         $50,000
Chief Financial
Officer From March
2006 (3)
--------------------- ------- ------------- ---------- --------------- -------------------- --------------- ----------- ------------
Wesley F Whiting,     2007         -            -              -                 -                -             -            -
Director              2006         -            -        $222.50 (2)             -                -             -            222.50
From March 2006
--------------------- ------- ------------- ---------- --------------- -------------------- --------------- ----------- ------------
Redgie Green,         2007         -            -              -                 -                -             -            -
Director              2006         -            -        $222.50 (2)             -                -             -            222.50
From March 2006
--------------------- ------- ------------- ---------- --------------- -------------------- --------------- ----------- ------------


     (1) $10,000 of Mr. Cutler's remuneration was paid to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

     (2) In November 2006, we issued 25,000 shares of our common stock to each of our two non-executive directors as remuneration for their services to us (50,000 share of common stock in total). The shares were deemed to have a value of $445.

     (3) In the period from his appointment in March 2006 through September 2006, Mr. Cutler, an officer and a director of the Company, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006 the independent third part valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second issue of equity, Mr. Cutler owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock.

         On December 3, 2007 we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with us, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors.

         There can be no assurance that Mr. Cutler will continue to incur expenses on our behalf.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007 the "Named Executive Officers"):


---------------------- --------------- ------------- -------- -------- ---------------- --------------- --------------- ------------
          Name              Year       Fees Earned   Stock    Options  Non-Equity       Nonqualified    All Other       Total
                                       Or Paid-in    Awards   Awards   Incentive Plan   Deferred        Compensation    ($)
                                       Cash ($)               ($)      Compensation     Compensation    ($)
                                                                       ($)              ($)
---------------------- --------------- ------------- -------- -------- ---------------- --------------- --------------- ------------

David J. Cutler,            2007             0           0        0            0                0               0       0
Director                    2006             0           0        0            0                0               0       0
---------------------- --------------- ------------- -------- -------- ---------------- --------------- --------------- ------------
Wesley F. Whiting,          2007             0           0        0            0                0               0       0
Director                    2006             0           0     $222.50         0                0               0       $222.50
---------------------- --------------- ------------- -------- -------- ---------------- --------------- --------------- ------------
Redgie Green,               2007             0           0        0            0                0               0       0
Director                    2006             0           0     $222.50         0                0               0       $222.50
---------------------- --------------- ------------- -------- -------- ---------------- --------------- --------------- ------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2007 by:

    o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

    o     each of our named executive officers and directors, and

    o     all executive officers and directors as a group.

                                                        NUMBER OF    PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES      OUTSTANDING

  David J. Cutler (1)                                  1,494,699         66.2%

  Wesley F. Whiting (1)                                   25,000          1.2%

  Redgie Green (1)                                        25,000          1.2%
                                                      ------------    ----------
  All executive officers and directors as a group.     1,544,699         68.4%
                                                      ============    ==========

  (1) c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2006, we paid approximately $7,500 to the Aster Management Network in consultancy fees for their assistance in bringing our financial affairs up to date. Aster Management Network is owned by Marshall E Aster, formerly our Chief Financial Officer

In the period from his appointment in March 2006 through September 2006, Mr. Cutler, an officer and director of the Company, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issuance of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third part valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler, as the balance of the equity to which he was entitled to in connection with the conversion of his $50,000 loan to us into equity. Following this second and issuance of shares, Mr. Cutler owned a total of 1,407,644 shares of our common stock, representing 70% of our total issued and outstanding shares of our common stock, at that time.

In November 2006, we issued 25,000 shares of our common stock to each of our two non-executive directors, Messrs Whiting and Green, as remuneration for their services to us (50,000 share of common stock in total). The shares were deemed to have a value of $445.

On December 3, 2007, we issued 87,055 shares of our restricted common stock to David Cutler, an officer and director, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with us, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors.


During the financial year ended December 31, 2007, we paid $10,000 of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

                                     PART IV

ITEM 3. INDEX TO EXHIBITS

The following exhibits are filed as part of this Registration Statement:


   EXHIBIT
   NUMBER                       DESCRIPTION AND METHOD OF FILING

      2 Asset Purchase Agreement with Cavion Technologies, Inc. dated December 31, 1998 (incorporated by reference from Exhibit 2 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      3.1a Amended and Restated Articles of Incorporation as filed with the Colorado Secretary of State on February 1, 1999 (incorporated by reference from Exhibit 3.1a of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      3.1b Articles of Amendment to the Amended and Restated Articles of Incorporation setting forth Statement of Designation of Series and Determination of Rights and Preferences of convertible preferred stock, Series A, as filed with the Colorado Secretary of State on February 26 1999 (incorporated by reference from Exhibit 3.1b of the Company's Registration Statement on Form SB-2 (No. 333- 80421))

      3.2 Amended and Restated Bylaws of the Company as adopted by its Board of Directors on March 22, 1999 (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      4.1 Specimen Certificate for $.0001 par value Class A common stock of the Company (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      4.2 Specimen Certificate for $.0001 par value Class B common stock of the Company (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      4.3 Specimen Certificate for $.0001 par value Series preferred stock of the Company (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      4.4 Form of Subscription Agreement in the Offering of convertible preferred stock of the Company (incorporated by reference from Exhibit 4.4 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      4.5 Form of Preferred Stock Warrant issued to Neidiger, Tucker, Bruner, Inc. (incorporated by reference from Exhibit 4.5 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      4.6 Form of Subscription Agreement in the 1999 offering of Promissory Notes and Warrants (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

      4.7 Form of Warrant in the 1999 offering (incorporated by reference from Exhibit 4.7 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.1      Promissory   Note  to  Herman  D.  Axelrod  dated  July  1,  1992
               (incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.1.1 Letter Agreement with Baird, Patrick & Co., Inc. dated September 18, 2000.

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

     10.4 Factoring Agreement to Craig E. Lassen dated October 15, 1997 (incorporated by reference from Exhibit 10.4 of the Company's Registration Statement on Form SB-2 (No. 333- 80421))

     10.5 Bridge Loan Agreement, Promissory Notes and Put Agreement with Far East Holdings, Ltd., Martin Cooper and Fairway Realty Associates with Sigmacom Corporation dated May 28, 1998 (incorporated by reference from Exhibit 10.5 of the Company's Registration Statement on Form SB-2 (No.333-80421))

     10.6 Additional Bridge Loan Agreement, Promissory Notes and Put Agreement with Jeff Marshall, David Selina and Randal Burtis dated May 28, 1998 (incorporated by reference from Exhibit 10.6 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.7 Termination and Modification Agreement dated September 28, 1998, and Amendment to Termination and Modification Agreement dated January 15, 1999, with British Far East Holdings, Ltd., William M.B. Berger Living Trust, Martin Cooper, Fairway Realty Associates, Craig Lassen, Herman Axelrod and David Selina (incorporated by reference from Exhibit 10.7 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.8 Engagement Letter with First Capital Investments, Inc. dated September 20, 1998 (incorporated by reference from Exhibit 10.8 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.9      Form  of 15%  Secured  Promissory  Notes  due  October  19,  2000
               (incorporated by reference from Exhibit 10.9 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.10 Agreement for Post-Closing Adjustments by and among Venture Funding, Ltd., Boutine Capital, LLC, Network Acquisitions, Inc., Cavion Technologies, Inc., Craig E.Lassen, David J. Selina and Jeff Marshall dated February 1, 1999 (incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.11 Share Allocation Agreement by and among Venture Funding Ltd., Boutine Capital, LLC, Cavion Technologies, Inc., LanXtra, Inc., Craig E. Lassen, David J. Selina and Jeff Marshall, dated April 16, 1999 (incorporated by reference from Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.12 Office Lease Agreement with TTD Associates dated December 4, 1996 for the corporate offices located at 7475 Dakin Street, Denver, Colorado (incorporated by reference from Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (No. 333 80421))

     10.13 Business Loan Agreement and Promissory Note with US Bank dated January 18, 1999, and First Amendment to Business Loan Agreement with US Bank dated March 24, 1999 (incorporated by reference from
               Exhibit 10.13 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.14 Executive Employment Agreement with David J. Selina effective February 1. 1999 (incorporated by reference from Exhibit 10.14 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.15 Executive Employment Agreement with Marshall E. Aster effective March 8, 1999 (incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.16 Executive Employment Agreement with Jeff Marshall effective February 1, 1999 (incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.17 Executive Employment Agreement with Craig E.Lassen effective February 1, 1999 (incorporated by reference from Exhibit 10.17 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.18 Equity Incentive Plan dated March 19, 1999 (incorporated by reference from Exhibit 10.18 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.19 Form of Indemnification Agreement with officers and directors (incorporated by reference from Exhibit 10.19 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.20 Agreement to Modify Deferred Obligations dated May 28, 1999 with British Far East Holdings, Ltd., William M.B. Berger Living Trust, Martin Cooper, Fairway Realty Associates, David J. Selina, Jeff Marshall, Randal W. Burtis, Convergent Communications, Inc., Craig E. Lassen and Herman D. Axelrod (incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.21 Form of Secure Network Services Agreement (incorporated by reference from Exhibit 10.21 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.22 Forms of Lock-Up Agreements among the officers and directors of the Company, 5% or more shareholders and the other shareholders and the Representative (incorporated by reference from Exhibit
               10.22 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.23 Settlement Agreement and Mutual General Release with Craig E. Lassen dated June 8, 1999 (incorporated by reference from Exhibit
               10.23 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.24 Form of Promissory Note in the 1999 offering (incorporated by reference from Exhibit 10.24 of the Company's Registration Statement on Form SB-2 (No. 333- 80421))

     10.25 License Agreement with MoneyLine America, LLC dated August 18, 1999 (incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.26 Network Service Master Agreement with Convergent Communications Services, Inc., dated October 22, 1999 (incorporated by reference from Exhibit 10.26 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.27 License and Referral Agreement with Cardinal Services Corporation dated September 27, 1999 (incorporated by reference from Exhibit
               10.27 of the Company's Registration Statement on Form SB-2 (No. 333-80421))

     10.28 Office Lease with NY/BDP Flex I., LLC dated October 29, 1999 (incorporated by reference from Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1999)

     31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32        Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $7,600 audit fees with our current auditor, Larry O'Donnell, CPA, PC, during the fiscal year ended December 31, 2007 ($0 , during the fiscal year ended 2006) in respect of the audit for the fiscal years ended December 31, 2006 and 2005.

Tax Fees

We did not incur any tax fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2007 and 2006.

We incurred $2,250 in tax fees with an unconnected third party tax advisor in the fiscal year ended December 31, 2007 ($0 - 2006) to bring our tax affairs up to date.

All Other Fees

We incurred $1,550 in other fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2007 ($0 - 2006) in respect the review of our quarterly financial statements.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............     32

BALANCE SHEET

As of December 31, 2007 and 2006......................................     33

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006........................     34

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2007 and 2006........................     35

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006........................     36

NOTES TO FINANCIAL STATEMENTS.........................................     37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Concord Ventures, Inc.
(formerly Cavion Technologies, Inc.)
Denver, Colorado

I have audited the accompanying balance sheets of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.) as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Ventures, Inc. as of December 31, 2007 and 2006 and the results of it's operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of December 31, 2007 and 2006 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell CPA, PC

Larry O'Donnell CPA, PC
Aurora, Colorado
January 18, 2008


                                     CONCORD VENTURES, INC.
                              (FORMERLY CAVION TECHNOLOGIES, INC.)
                                         BALANCE SHEETS
                                                                                             DECEMBER 31,
                                                                                      2007               2006
                                                                                    (audited)          (audited)
                                                                               -------------------------------------
                               ASSETS

CURRENT ASSETS
      Cash & Cash Equivalents                                                            $ 5,979                $ -
      Prepayments                                                                            208                198

                                                                                 ----------------   ----------------
                  Total Current Assets                                                     6,187                198

FIXED ASSETS                                                                                   -                  -

OTHER ASSETS                                                                                   -                  -
                                                                                 ----------------   ----------------
      TOTAL ASSETS                                                                       $ 6,187              $ 198
                                                                                 ================   ================

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                                  $ 94,366         $1,710,072
      Customer Prepayments                                                                     -          1,085,034
      Accrued Expenses                                                                    89,040            642,824
      Capital Leases                                                                     210,960          1,756,574
      Operating Leases                                                                   196,216          1,301,787
      Other Loans                                                                            603             24,851
      Convertible Subordinated Notes                                                           -          1,425,000

                                                                                 ----------------   ----------------
                  Total Current Liabilities                                              591,185          7,946,142
                                                                                 ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                                1,137              1,113
      shares authorized, 2,257,986  and 2,010,931 -
       shares issued and outstanding, respectively
      Additional Paid In Capital                                                      16,771,323         16,524,292
      Accumulated Deficit                                                            (17,357,458)       (24,471,349)
                                                                                 ----------------   ----------------
                  Total Stockholders' Deficit                                           (584,998)        (7,945,944)

                                                                                 ----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 6,187              $ 198
                                                                                 ================   ================


                 See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                              (FORMERLY CAVION TECHNOLOGIES, INC.)
                                    STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEARS
                                                                                          ENDED
                                                                                       DECEMBER 31,
                                                                                    2007             2006
                                                                                 (audited)         (audited)
                                                                            -----------------------------------
OPERATING EXPENSES (INCOME)

      Gain on Statute Barred Liabilities                                          $(7,229,922)       $ (87,133)
      General & Administrative Expenses                                               111,783           76,124

                                                                               ---------------   --------------
      Total Operating Income                                                       (7,118,139)         (11,009)
                                                                               ---------------   --------------

OPERATING PROFIT                                                                    7,118,139           11,009

Interest and Other Income (Expenses), Net                                              (4,248)          (1,402)

                                                                               ---------------   --------------
Profit before Income Taxes                                                          7,113,891            9,607
                                                                               ---------------   --------------

Provision for Income Taxes                                                           -                 -

                                                                               ---------------   --------------
NET INCOME                                                                         $7,113,891          $ 9,607
                                                                               ===============   ==============

NET INCOME PER COMMON SHARE

      Basic & Diluted                                                              $3.45             $0.01
                                                                               ===============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                            2,063,034          831,863
                                                                               ===============   ==============










        See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                              (FORMERLY CAVION TECHNOLOGIES, INC.)
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                              Class A Common Stock        Additional
                                                                           Paid - in        Accumulated
                                            No. Shares       Amount         Capital           Deficit           Total
                                           --------------  -----------  ----------------  ----------------  ---------------
Balance, December 31, 2005                       503,260        $ 503      $ 16,473,114     $ (24,480,956)    $ (8,007,339)

Stock Issued in Settlement of Debt             1,407,644          600            49,400                 -           50,000

Stock Issued as Directors' Remuneration           50,000            5               889                 -              894

Stock Issued as Payment For Services              50,000            5               889                 -              894

Stock Issued to Round Up Individual                   27            -                 -                 -                -
  Stockholders' Holdings on 10:1 Reverse Split

Net Income                                             -            -                 -             9,607            9,607

                                           --------------  -----------  ----------------  ----------------  ---------------
Balance, December 31, 2006                     2,010,931        1,113        16,524,292       (24,471,349)      (7,945,944)
                                           --------------  -----------  ----------------  ----------------  ---------------

Stock Issued in Settlement of Debt               187,055           19           187,036                 -          187,055

Stock Issued in Cash Consideration                50,000            5            49,995                 -           50,000

Stock Issued as Payment For Services              10,000            1             9,999                 -           10,000

Net Income                                             -            -                 -         7,113,891        7,113,891

                                           --------------  -----------  ----------------  ----------------  ---------------
Balance, December 31, 2007                     2,257,986      $ 1,137      $ 16,771,323     $ (17,357,458)      $ (584,998)
                                           ==============  ===========  ================  ================  ===============














                 See accompanying Notes to Financial Statements.


                                 CONCORD VENTURES, INC.
                          (FORMERLY CAVION TECHNOLOGIES, INC.)
                                STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                        2007           2006
                                                                                     (audited)       (audited)
                                                                                  -------------------------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  INCOME                                                                          $ 7,113,891             $ -

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

      Gain on Statute Barred Liabilities                                              (7,229,922)              -
      Shares of Common Stock Issued for Services                                          10,000               -

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase in Prepaid Expenses                                                           (10)              -
      Increase in Accounts Payable                                                           600               -
      Decrease in Accrued Expenses                                                        (1,387)              -

                                                                                    -------------  --------------
      Total Cash Flow  used in Operating Activities                                     (106,828)              -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                             62,807               -
      Issue of Stock                                                                      50,000               -

                                                                                    -------------  --------------
      Total Cash Flow provided by Financing Activities                                   112,807               -

INCREASE IN CASH & CASH EQUIVALENTS                                                      $ 5,979             $ -
                                                                                    =============  ==============

Cash and Cash Equivalents at the beginning of the period                                     $ -             $ -
                                                                                    =============  ==============
Cash and Cash Equivalents at the end of the period                                       $ 5,979             $ -
                                                                                    =============  ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid for interest                                                                 $ -             $ -
                                                                                    =============  ==============
      Cash paid for income tax                                                               $ -             $ -
                                                                                    =============  ==============




                 See accompanying Notes to Financial Statements.

                             CONCORD VENTURES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2007 AND 2006


1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations -- Effective February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

In March 2006, we appointed a new board of directors and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, bringing our financial records up to date, seeking a listing on the over the counter bulletin board, raising debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

During the year ended December 31, 2006, our books and records were retrieved from a number of different storage locations, including our former attorneys, and the purchaser of our business and assets. With the retrieval of our books and records, financial statements for the years ended December 31, 2005 and 2004 were completed and submitted for audit to Larry O'Donnell, CPA, PC (`O'Donnell'), who was appointed as our new independent registered public accountant effective August 15, 2006.

Our business activities over the year ended December 31, 2007, have focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

Significant Accounting Policies:

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months. All cash balances were distributed for the benefit of our creditors following the sale of our entire business and all our assets, effective February 16, 2001, as part of our Chapter 11 reorganization. Following the sale of 50,000 shares of our common stock for $50,000 cash during the fiscal year ended December 31, 2007, we re-established a balance of cash and cash equivalents..

Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

Financial Instruments -- The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

Income Taxes -- We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception there were no differences between our comprehensive loss and net loss.

Our comprehensive profit for the years ended December 31, 2007 and 2006 was identical to our net profit for the years ended December 31, 2007 and 2006.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the years ended December 31, 2007 and 2006 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

Stock-Based Compensation -- As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Use of Estimates -- The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Recently Issued Accounting Pronouncements-- In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and
140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We does not believe that the adoption of FASB Statement No. 155 will have a material impact on our financial conditions or results of operation.

In March 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, that accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting, because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments Is the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We do not believe that the adoption of FASB Statement No. 156 will have a material impact on our financial conditions or results of operation.

In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

In  September  2006,  the  SEC  issued  Staff   Accounting   Bulletin  No.  108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASBInterpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. We believe that FIN 48 should not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations.

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

2.       GOING CONCERN AND LIQUIDITY:

As at December 31, 2007, we had cash & cash equivalents of $5,979, assets of $6,187 consisting primarily of cash and cash equivalents and some prepayments, no operating business or other source of income and outstanding liabilities of $591,185 and a stockholders' deficit of $584,998.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended
December 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $584,998 and reported an accumulated deficit of $17,357,458 as at December 31, 2007.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, seek a listing on the over the counter bulletin board, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

3. ASSETS

At December 31, 2006, our sole asset was a prepaid rental expense of $198, while at December 31, 2007, our sole assets were $5,979 cash and cash equivalents and $208 in prepaid rental expense.

4. ACCOUNTS PAYABLE

Following the sale of all of our business and assets effective February 16, 2001, the proceeds from the sale were insufficient to repay all of our liabilities. Indeed the sale proceeds were only sufficient to pay certain of our secured liabilities. No proceeds were available to repay any of our unsecured creditors. Accordingly, the majority of the balance of accounts payable represents liabilities outstanding since we filed for Chapter 11 protection in December 2000.

In the period April 1, 2003 through December 31, 2006, our outstanding accounts payable which had been incurred, prior to our dismissal from our Chapter 11 reorganization under the state laws of California, Delaware, Florida, Indianapolis, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont were statute barred. Accordingly, we recognized a gain on these statute barred liabilities of $315,000 in the period.

During the year ended December 31, 2007, our outstanding accounts payable which had been incurred, prior to our dismissal from our Chapter 11 reorganization, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly, we recognized a gain on statute barred liabilities of $1.6 million.

As a result of the impact of the statute of limitation on our outstanding liabilities, during the year ended December 31, 2007, our outstanding accounts payable had been reduced from in excess of $2 million to approximately $95,000.

5. CUSTOMER PREPAYMENTS

Prior to filing for Chapter 11 protection in December 2000, our customers prepaid us for the services we were to provide to them. Effective February 16, 2001, we sold our entire business and all our assets and ceased to provide any ongoing services. At that time, the purchaser of our business declined to provide services to customers who had already paid us and would only provide services to customers who paid them on an ongoing basis. Consequently, this balance represents a liability to customers who had made prepayments to us prior to December 2000 in respect of respect of services we were to deliver after February 16, 2001, and who never received such services from us or from the purchaser of our business. Accordingly, this liability was unchanged at December 31, 2006 and 2005.

During the year ended December 31, 2007, our outstanding liability in respect of customer prepayments was statute barred and accordingly we recognized a gain on statute barred liabilities of $1.1 million the period in respect of these statute barred customer prepayments.

As a result of the impact of the statute of limitation on our outstanding liability for customer prepayments, during the year ended December 31, 2007, our outstanding liability for customer prepayments was reduced from $1.1 million to $0.

6. ACCRUED EXPENSES

Accrued expenses related to accrued employee costs outstanding at the date we filed bankruptcy and accrued interest expenses in respect of our outstanding liabilities.

No additional accrual was required for employee costs from the date on which we filed for bankruptcy as all post bankruptcy employee cost were paid in full and we had no employees from February 16, 2001.

No additional accrual for interest expense was required in respect of unpaid liabilities outstanding at the date of our dismissal from bankruptcy in March 13, 2001 in the financial years ended December 31, 2006, 2005, and 2004 as we believe our outstanding liabilities could be settled in full for the values then reflected on our balance sheet.

Interest was accrued at 8% on the loan made to us by Mr. David J Cutler, an officer and a director of the Company.

During the year ended December 31, 2007, $552,000 of our accruals in respect of both outstanding liabilities and interest on liabilities outstanding at the date of our bankruptcy were statute barred and accordingly we recognized a gain on statute barred liabilities of $552,000 on the release of these accruals.

As a result of the impact of the statute of limitation on our outstanding liability for accrued liabilities, during the year ended December 31, 2007, our outstanding liability for accrued liabilities was reduced from $642,000 to $91,000.

7. CAPITAL AND OPERATING LEASES

Effective December 2000, when we filed for bankruptcy, we recognized in full the outstanding liabilities under all our capital and operating leases.

In the April 1, 2003 through December 31, 2006, our outstanding liabilities under capital and operating leases which, had been entered into prior to our dismissal from our Chapter 11 reorganization, under the state laws of California, Delaware, Florida, Indianapolis, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont were statute barred. Accordingly we recognized a gain on statute barred liabilities of $422,000 in the period.

During the year ended December 31, 2007, our outstanding liabilities under capital and operating leases which had been entered into prior to our dismissal from our Chapter 11 reorganization, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly we recognized a gain on statute barred liabilities of $2.7 million

As a result of the impact of the statute of limitation on our outstanding liabilities under capital and operating leases, during the year ended December 31, 2007, our outstanding liabilities under capital and operating leases had been reduced from in excess of $3.5 million to approximately $403,000.

8. OTHER LOANS

Other loans represent the loan made to us by one of our directors, Mr. David J Cutler.

In the period from his appointment in March 2006 through September 2006, Mr. David Cutler, a director and our Chief Executive Officer and Chief Financial Officer, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third party valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second issue of equity to Mr. Cutler, Mr. Cutler owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock at that time.

On December 3, 2007 we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors

Interest is accrued on the loan at 8%.

9. COMMITMENTS:

Capital and Operating Leases

During the year ended December 31, 2007, our outstanding liabilities under capital and operating leases which had been entered into prior to our dismissal from our Chapter 11 reorganization effective March 13, 2001, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly we recognized a gain on statute barred liabilities of $2.7 million.

As a result of the impact of the statute of limitation on our outstanding liabilities under capital and operating leases, during the year ended December 31, 2007, our outstanding liabilities under capital and operating leases had been reduced from in excess of $3.5 million to approximately $403,000.

Litigation

In December 2005, one of our principal shareholders filed a complaint with the District Court of Jefferson County, Colorado, requesting the Court to instruct us to hold a shareholders' meeting to elect new directors.

In February 2006, the District Court of Jefferson County, Colorado, instructed us to hold a shareholders' meeting to elect new directors. In March 2006, we held a shareholders' meeting at which Mr. David J. Cutler was appointed as a director and Chief Executive Officer and Chief Financial Officer, and Messrs. Wesley Whiting and Reggie Green were appointed as non-executive directors. At the shareholders meeting, Mr. Cutler was instructed to use his best efforts to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records up to date, seek a listing on the over the counter bulletin board, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

10.     CONVERTIBLE SUBORDINATED NOTES:

During the year ended December 31, 2000, the Company had initiated a private offering of convertible subordinated notes for $600,000. The notes were convertible into shares of the Company's Class A Common Stock at a ratio of 833 shares per $50,000 of notes (implied conversion rate of $60.00 per share). The notes were to be immediately converted upon the filing of a registration statement with the SEC. In addition to the convertible note, each note holder was issued a detachable warrant to purchase 208 shares of the Company's Class A Common Stock for each of the $50,000 notes. The notes accrued interest at 10% per annum and matured one year from the date funded.

Prior to the year ended December 31, 2000, we modified the terms of the private offering and those notes already issued. The terms were modified such that the notes were convertible into shares of our Class A common stock at the ratio of 2,500 shares per $50,000 of notes (implied conversion rate of $20.00 per share). Each note holder was to receive warrants to purchase 675 shares of our Class A common stock for each $50,000 of notes. The notes were to accrue interest at 10% per annum with maturity one year from the date funded. After the modification of terms, the Company issued an additional $825,000 in promissory notes.

In March 2001, the holders of the convertible subordinated notes received a payment of $42,072 from the proceeds of the sale of our business assets at the time. During the year ended December 31, 2007, the debt associated with these notes became statute barred and consequently, we no longer have any liability outstanding in respect to this convertible debt.

Prior to the year ended December 31, 2006, all of the outstanding warrants issued in connection with this financing expired.

During the three months ended March 31, 2007, our liability in respect of this convertible debt became statute barred and consequently we no longer have any liability outstanding in respect of this convertible debt.

During the year ended December 31, 2007, we issued 100,000 shares of our common stock, valued at $100,000 ($1.00 per share), in settlement of a disputed claim in respect of these liabilities.

11. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, we paid approximately $7,500 to the Aster Management Network in consultancy fees fro their assistance in bringing our financial affairs up to date. Aster Management Network is owned by Marshall E Aster, formerly our Chief Financial Officer.

In the period from his appointment in March 2006 through September 2006, Mr. David Cutler, a director and our Chief Executive Officer and Chief Financial Officer, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third party valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second issue of equity to Mr. Cutler, Mr. Cutler owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock at that time.

Following our ten for one reverse split in November 2006, we issued 25,000 shares of our common stock to each of our two non-executive directors, Messrs Whiting and Green, as remuneration for their services to us (50,000 share of common stock in total).

On December 3, 2007 we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors

During the financial year ended December 31, 2007, we paid $10,000 of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

12.  STOCKHOLDERS' DEFICIT:

Common Stock

We were authorized to issue 20,000,000 shares of common stock, par value $0.0001 per share. The common stock was segregated into two classes: Class A and Class
B. Of the 20,000,000 shares of common stock, 19,970,000 shares were designated as Class A and 30,000 was designated as Class B.

At our shareholders meeting held in October 2006, our shareholders voted to increase the authorized number of our shares of Class A common stock from 19,970,000 to 100,000,000.

Class A Common Stock

The holders of our Class A Common Stock are entitled to one vote for each share held on record on each matter submitted to a vote of shareholders. Cumulative voting for election of directors is not permitted. Holders of Class A Common Stock have no preemptive rights or rights to convert their Class A Common Stock into any other securities.

At our shareholders meeting held in October 2006, our shareholders voted to authorize a reverse split of our common stock on a basis up to one for ten which took effect on November 10, 2006. Consequently, all numbers of shares reported on these financial statements have been restated to reflect the impact of this one for ten reverse split.

RECENT ISSUANCES

In the period from his appointment in March 2006 through September 2006, Mr. David Cutler, a director and our Chief Executive Officer and Chief Financial Officer, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third party valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second issue of equity to Mr. Cutler, Mr. Cutler owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock at that time.

Following our 10 for 1 reverse split in November 2006, we issued 25,000 shares of our common stock to each of our two non-executive directors as remuneration for their services to us (50,000 share of common stock in total). We also issued a further 25,000 to each of two, third party consultants for the services they had provided to us (a further 50,000 share of common stock in total).

On September 11, 2007, we issued 100,000 shares of our common stock with a value of $100,000 ($1.00 per share) in settlement of a disputed claim in connection with our convertible subordinated loan notes, which were statute barred during this period.

On September 25, 2007, we issued 50,000 shares of our restricted common stock in exchange for cash of $50,000 ($1.00 per share).

On September 25, 2007, we issued 10,000 shares of our restricted common stock as payment of consulting services valued at $10,000 ($1.00 per share).

On December 3, 2007, we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with us, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors.

Class B Common Stock

2,865 of these shares were issued in exchange for similar securities of LanXtra as partial consideration for the purchase of LanXtra's business, and were callable by us at $70 per share. The holders of Class B Common Stock had the right to sell the Class B Common Stock to us at $70 per share or convert their shares to equivalent units of our Class A Common Stock until March 31, 2000, at which time no holder of Class B Common Stock had exercised the put option. On that date, pursuant to our Articles of Incorporation, (i) each share of Class B Common Stock terminated; (ii) our authority to issue Class B Common Stock terminated; and (iii) the only other Class of Common Stock, which had until that time been designated as Class A Common Stock, was designated as Common Stock.

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


The following table summarizes stock option activity under the Plan:

                                        Under the Stock Option Plan:                   Other Grants:
                                  -------------------------------------------       --------------------
                                               Granted to                             Granted to
                                             Non- Employees                          Non-Employees
                                          --------------------                    -------------------
                                                          Weighted                                Weighted
                                                           Average                                 Average
                                                          Exercise                                Exercise
                                               Shares      Price                    Shares         Price
                                               -------   --------                  --------       --------

      Outstanding at December 31, 2006           2,000     $45.00                        -              -
            Granted                                  -          -                        -              -
            Exercised                                -          -                        -              -
            Canceled                                 -          -                        -              -
                                                ------     ------                  --------       --------
      Outstanding at December 31, 2007           2,000     $45.00                        -              -
                                                ======     ======                  ========       ========

Exercisable at December 31, 2007                 2,000     $45.00                        -              -
                                                ======     ======                  ========       ========
Exercisable at December 31, 2006                 2,000     $45.00                        -              -
                                                ======     ======                  ========       ========

13. INCOME TAXES:

We had losses since our Inception, and therefore were not subject to federal or state income taxes. We have accumulated tax losses available for carryforward in excess $17 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2064. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue more than 50% of our total authorized and issued share capital in September 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCORD VENTURES, INC.
(FORMERLY CAVION TECHNOLOGIES, INC.)

Date: January 29, 2008                            By:   /s/ DAVID J. CUTLER
David J Cutler
Chief Executive Officer, &
Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                    DATE


  /s/ David J. Cutler            Chief Executive Officer     January 29, 2008
        David  J. Cutler         &
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)


/s/ Wesley F. Whiting            Director                    January 31, 2008
Wesley F. Whiting