Form 10-Q
period 2008-03-31
CONCORD VENTURES, INC.
filed 2008-05-14
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                             CONCORD VENTURES, INC.
             (Exact name of registrant as specified in its charter)

                  COLORADO                                     84-1472763
                  --------                                     ----------
          (State of Incorporation)                      (IRS Employer ID Number)


           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  303-380-8280
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2008, there were 2,257,986 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                             CONCORD VENTURES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   Page
                                                                            ----

Balance Sheet - March 31, 2008 and December 31, 2007                          3

Statement of Operations  - Three months ended  March 31, 2008 and 2007        4

Statement of Cash Flows - Three months ended March 31, 2008 and 2007          5

Notes to Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          24

Item 4. Controls and Procedures                                              24

Item 4T.  Controls and Procedures                                            24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 3.  Defaults Upon Senior Securities                                     25

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 5.  Other Information                                                   26

Item 6.  Exhibits                                                            26

SIGNATURES                                                                   27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     CONCORD VENTURES, INC.
                                         BALANCE SHEETS


                                                                                   MARCH 31,          DECEMBER 31,
                                                                                      2008                2007
                                                                                  (Unaudited)          (Audited)
                                                                                 ---------------     ---------------
                               ASSETS

CURRENT ASSETS
      Cash & Cash Equivalents                                                 $           3,175    $          5,979
      Prepayments                                                                           208                 208

                                                                                 ---------------     ---------------
                   Total Current Assets                                                   3,383               6,187

                                                                                 ---------------     ---------------
      TOTAL ASSETS                                                            $           3,383    $          6,187
                                                                                 ===============     ===============

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                         $        123,122    $         94,366
      Accrued Expenses                                                                   89,566              89,040
      Capital Leases                                                                    210,960             210,960
      Operating Leases                                                                  196,216             196,216
      Other Loans                                                                        13,757                 603

                                                                                 ---------------     ---------------
                   Total Liabilities, All Current                                       633,620             591,185


COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                               1,137               1,137
        shares authorized, at March 31, 2008 and December 31, 2007,
        2,257,986 shares issued and outstanding  at March 31, 2008 and
        December 31, 2007
      Additional Paid In Capital                                                     16,771,323          16,771,323
      Accumulated Deficit                                                           (17,402,697)        (17,357,458)
                                                                                 ---------------     ---------------
                   Total Stockholders' Deficit                                         (630,238)           (584,998)

                                                                                 ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $           3,383    $          6,187
                                                                                 ===============     ===============


                         See accompanying Notes to Financial Statements.

                                                3


                                     CONCORD VENTURES, INC.
                                    STATEMENTS OF OPERATIONS
                       For the Three Months Ended March 31, 2008 and 2007
                                          (Unaudited)

                                                                                    2008              2007
                                                                                --------------   ---------------
OPERATING EXPENSES (INCOME)

      Gain on Statute Barred Liabilities                                      $             -  $     (7,329,922)
      General & Administrative Expenses                                                45,185            23,175

                                                                                --------------   ---------------
      Total Operating Expenses (Income)                                                45,185        (7,306,747)

OPERATING PROFIT  (LOSS)                                                              (45,185)        7,306,747
                                                                                --------------   ---------------

OTHER EXPENSES

Interest Expenses                                                                         (55)             (660)

                                                                                --------------   ---------------
(Loss) Income before Income Taxes                                                     (45,239)        7,306,087

Provision for Income Taxes                                                                  -                 -

                                                                                --------------   ---------------
NET (LOSS) INCOME                                                             $       (45,239)  $     7,306,087
                                                                                ==============   ===============

NET (LOSS) INCOME PER COMMON SHARE
      Basic & Diluted                                                                  ($0.02)            $3.63
                                                                                ==============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic & Diluted                                                               2,257,986         2,010,931
                                                                                ==============   ===============


                         See accompanying Notes to Financial Statements.
                                               4



                                     CONCORD VENTURES, INC.
                                    STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                          (Unaudited)


                                                                                    2008                2007
                                                                                 ------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS) INCOME                                                              $     (45,239)     $    7,306,087

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
FROM OPERATING ACTIVITIES

      Gain on Statute Barred Liabilities                                                   -          (7,329,922)

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase in Accounts Payable                                                    28,756              23,175
      Increase in Accrued Expenses                                                       526                 660

                                                                                 ------------       -------------
      Total Cash Flow used in Operating Activities                                   (15,958)                  -

CASH FLOW FROM INVESTING ACTIVITIES                                                        -                   -

                                                                                 ------------       -------------
      Total Cash Flow provided by Investing Activities                                     -                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                         13,154                   -

                                                                                 ------------       -------------
      Total Cash Flow provided by  Financing Activities                               13,154                   -

 DECREASE IN CASH & CASH EQUIVALENTS                                           $      (2,804)     $            -
                                                                                 ============       =============

Cash and Cash Equivalents at the beginning of the period                       $       5,979      $            -
                                                                                 ============       =============
Cash and Cash Equivalents at the end of the period                             $       3,175      $            -
                                                                                 ============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid for interest                                                   $           -      $            -
                                                                                 ============       =============
      Cash paid for income tax                                                 $           -      $            -
                                                                                 ============       =============



No corporate bank account was maintained during the three months ended March 31, 2007.


                         See accompanying Notes to Financial Statements.

                                                5

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Concord Ventures, Inc. was incorporated in August 1998 in the State of Colorado Effective February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

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

Our business activities over the year ended December 31, 2007, were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved resolutions to re-elect Messrs. Cutler, Whiting and Green as our directors, reincorporate the Company in Delaware, authorize an up to 3 for 1 reverse split of our shares of common stock, change our name to a name to be chosen at the discretion of the Board of directors and to ratify the appointment of our registered independent public accounting firm, Larry O'Donnell, CPA, PC.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Form 10-KSB filed with the SEC.

Significant Accounting Policies:

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months. Following the sale of 50,000 shares of our common stock for $50,000 cash during the year ended December 31, 2007, we re-established a balance of cash and cash equivalents.

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

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

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

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three months ended March 31, 2008 and 2007 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Recently Issued Accounting Pronouncements-- In February 2007, the Financial Accounting Standrads Board (FASB) issued Statement of Financial Accounting
Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its consolidated results of operations or financial condition.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2008, we had total assets of $3,383 consisting of cash and prepayments, no operating business or other source of income, total liabilities of $633,620, all current, and a stockholder' deficit of $630,238.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

In our financial statements for the years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2008, we had a working capital deficit of $630,238 and reported an accumulated deficit of $17,402,697.

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

3 ASSETS

At March 31, 2008, our sole assets were $3,175 in cash and cash equivalents and $208 in prepaid rental expense.

4. ACCOUNTS PAYABLE

Following the sale of all of our business and assets in February 2001, the proceeds from the sale were insufficient to repay all of our liabilities. Indeed the sale proceeds were only sufficient to pay certain of our secured liabilities. No proceeds were available to repay any of our unsecured creditors. Accordingly, the majority of the balance of accounts payable represents liabilities outstanding since we filed for Chapter 11 protection in December 2000.

During the three months ended March 31, 2007, our outstanding accounts payable which had been incurred, prior to our dismissal from our Chapter 11 reorganization, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly, we recognized a gain on statute barred liabilities of $7.3 million.

As a result of the impact of the statute of limitation on our outstanding liabilities, during the year ended December 31, 2007, our outstanding accounts payable had been reduced from in excess of $2 million to approximately $94,000.

The increase in accounts payable during the three months ended March 31, 2008, reflects the legal and professional fees incurred in making the company a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934 and achieving a re-listing on the OTC Bulletin Board.

5. CUSTOMER PREPAYMENTS

Prior to filing for Chapter 11 protection in December 2000, our customers prepaid us for the services we were to provide to them. On February 16, 2001, we sold our entire business and all our assets and ceased to provide any ongoing services. At that time, the purchaser of our business declined to provide services to customers who had already paid us and would only provide services to customers who paid them on an ongoing basis. Consequently, this balance represents a liability to customers who had made prepayments to us prior to

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

December 2000 in respect of respect of services we were to deliver after February 16, 2001, and who never received such services from us or from the purchaser of our business. Accordingly, this liability was unchanged at December 31, 2006 and 2005.

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

No additional accrual for interest expense was required in respect of unpaid liabilities outstanding at the date of our dismissal from bankruptcy in March 13, 2001 in the years ended December 31, 2006, 2005, and 2004, as we believe our outstanding liabilities could be settled in full for the values then reflected on our balance sheet.

Interest was accrued at 8% on the loan made to us by Mr. David J, Cutler, an officer and a director of the Company.

During the year ended December 31, 2007, $552,000 of our accruals in respect of both outstanding liabilities and interest on liabilities outstanding at the date of our bankruptcy were statute barred and accordingly we recognized a gain on statute barred liabilities of $552,000 on the release of these accruals.

As a result of the impact of the statute of limitation on our outstanding liability for accrued liabilities, during the year ended December 31, 2007, our outstanding liability for accrued liabilities was reduced from $642,000 to $89,000.

7. CAPITAL AND OPERATING LEASES

Effective December 2000, when we filed for bankruptcy, we recognized in full the outstanding liabilities under all our capital and operating leases.

During the year ended December 31, 2007, our outstanding liabilities under capital and operating leases which had been entered into prior to our dismissal from our Chapter 11 reorganization, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly we recognized a gain on statute barred liabilities of $2.7 million

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

As a result of the impact of the statute of limitation on our outstanding liabilities under capital and operating leases, during the year ended December 31, 2007, our outstanding liabilities under capital and operating leases had been reduced from in excess of $3.5 million to approximately $407,000.

8. OTHER LOANS

Other loans represent the loans made to us by our director and chief executive officer, Mr. David J. Cutler.

At March 31, 2008, Burlingham is owed $13,154 in connection with services provided to the Company during the three months ended March 31, 2008. The loan accrues interest at 8% per annum. The loan is due on demand.


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

As a result of the impact of the statute of limitation on our outstanding liabilities under capital and operating leases, during the year ended December 31, 2007, our outstanding liabilities under capital and operating leases had been reduced from in excess of $3.5 million to approximately $407,000.

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

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

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

11. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, we paid $15,000 of Mr. Cutler's remuneration to Burlingham in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

12.  STOCKHOLDERS' DEFICIT:

Common Stock

We are authorized to issue 100,000,000 shares of Class A common stock, par value $0.0001 per share.

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

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

The following table summarizes stock option activity under the Plan:


                                  Under the Stock Option Plan:                  Other Grants:
                                  -------------------------------------------   --------------------
                                              Granted to                        Granted to
                                            Non-Employees                       Non-Employees
                                         --------------------                   -------------------

                                                        Weighted                             Weighted
                                                         Average                             Average
                                                        Exercise                             Exercise
                                        Shares            Price               Shares         Price
                                        ------          --------              -------        --------

Outstanding at January 1, 2008          2,000           $45.00                     -                -
            Granted                         -                -                     -                -
            Exercised                       -                -                     -                -
            Canceled                        -                -                     -                -
                                        ------          --------              -------        ---------
Outstanding at March 31, 2008           2,000           $45.00                     -                -
                                        ======          ========              =======        =========
Exercisable at March 31, 2008           2,000           $45.00                     -                -
                                        ======          ========              =======        =========
Exercisable at December 31, 2007        2,000           $45.00                     -                -
                                        ======          ========              =======        =========

13. INCOME TAXES

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

14. SUBSEQUENT EVENTS

On April 29, 2008 we held our annual meeting of stockholders at which meeting the majority of stockholders approved resolutions to re-elect Messrs. Cutler, Whiting and Green as our directors, reincorporate the Company in Delaware, authorize an up to 3 for 1 reverse split of our shares of common stock, change our name to a name to be chosen at the discretion of the Board of directors and to ratify the appointment of our independent registered public accounting firm, Larry O'Donnell, CPA, PC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.

OVERVIEW

We were incorporated in August 1998 in the State of Colorado. Effective February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

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

Our business activities over the year ended December 31, 2007, were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved resolutions to re-elect Messrs. Cutler, Whiting and Green as our directors, reincorporate the Company in Delaware, authorize an up to 3 for 1 reverse split of our shares of common stock, change our name to a name to be chosen at the discretion of the Board of directors and to ratify the appointment of our independent registered public accounting firm, Larry O'Donnell, CPA, PC.

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

Liquidity and Capital Resources

At March 31, 2008, we had total assets of $3,383 consisting of cash and prepaid expenses, no operating business or other source of income, total liabilities of $633,620, all current, and a stockholder' deficit of $630,238.

In our financial statements for the years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2008, we had a working capital deficit of $630,238 and reported an accumulated deficit of $17,402,697.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

During the three months ended March 31, 2008 and 2007, we did not recognize any revenues from our business activities.

General and Administrative Expenses

During the three months ended March 31, 2008, we incurred $45,185 in general and administrative expenses compared to $23,175 in the three months ended March 31, 2007, an increase of $22,010. The increase was largely due to legal fees incurred during the three months ended March 31, 2008, in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934 and being listed on the OTC Bulletin Board. No such legal fees were incurred in then three months ended March 31, 2007.

Gain on Statute Barred Liabilities

During the three months ended March 31, 2008, we recognized no gain on statute barred liabilities compared to a gain of $7,329,922 in the three months ended March 31, 2007, an increase of $7,329,922.

During the three months ended March 31, 2007, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington, and Wisconsin and we recognized a gain on these statute barred liabilities of $7,329,922. No outstanding liabilities became statute barred in the three months ended March 31, 2008.

Interest Expense

We recognized an interest expense of $55 during the three months ended March 31, 2008, compared to $660 during the three months ended March 31, 2007, a decrease of $605. This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loans made to us by our officers and shareholders between the two periods following the capitalization of $87,055 of the outstanding balances in December 2007.

Net Income (Loss) and Comprehensive Income (Loss)

During the three months ended March 31, 2008, we recognized a net loss of $45,239 compared to net income of $7,306,087 during the three months ended March 31, 2007, a decrease of $7,351,326 due to the factors discussed above.

The comprehensive income (loss) was identical to the net income (loss) in both the three months ended March 31, 2008 and 2007.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

At March 31, 2008, we had total assets of $3,383 consisting of cash and prepaid expenses, no operating business or other source of income, total liabilities of $633,620, all current, and a stockholder' deficit of $630,238.

In our financial statements for the years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2008, we had a working capital deficit of $630,238 and reported an accumulated deficit of $17,402,697.

During the three months ended March 31, 2007, we did not have a bank account and consequently, there were no movements in cash flow in the three months ended March 31, 2007. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company. We subsequently opened a corporate bank account during the second quarter of 2007.

Net cash used in operations in the three months ended March 31, 2008 was $15,958. Our net losses, without any need for adjustment for non-cash items, resulted in a negative cash flow of $45,239, which was partially offset by a positive cash flow of $29,281 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the three months ended March 31, 2008.

Net cash provided by financing activities during the three months ended March 31, 2008 was $13,154 provided to us by loans from our shareholders.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 4T. CONTROLS AND PROCEDURES

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings are pending or threatened to the best of our knowledge.

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2008 through March 31, 2008, the Company did not make any sales or issuances of its unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of certain capital and operating leases as described in Note 7. Capital and Operating Leases in the Notes to Financial Statements above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2007, we did not hold any shareholders meetings or submit any matters to our shareholders for approval.

We held an Annual Meeting of Stockholders on April 29, 2008 and the results of the stockholder voting was as follows:

Resolution 1: To elect three (3) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified: Nominees David Cutler, Wesley Whiting and Redgie Green:

                         David Cutler   Wesley Whiting        Redgie Green

FOR                      1,673,753      1,807,553              1,795,053

WITHHOLD                 146,300        12,500                 12,500

Resolution 2: To consider and act upon a proposal to authorize the Company to reincorporate in the State of Delaware:

FOR                                  1,820,053

AGAINST                              0

ABSTAIN                              0

Resolution 3: To authorize a reverse split of the common stock issued and outstanding on an up to one new share for three old share basis:

FOR                                  1,581,090

AGAINST                              146,652

ABSTAIN                              92,311


Resolution 4: To authorize a change in the name of the Company to a new name to be chosen in the discretion of the Board of Directors:

FOR                               1,819,921

AGAINST                           12

ABSTAIN                           120

Resolution 5: To ratify the appointment of our auditors, Larry O'Donnell, CPA, PC.

FOR                               1,807,553

AGAINST                           0

ABSTAIN                           12,500

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32     Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONCORD VENTURES, INC.



Date: May 14, 2008                           By:  /s/ DAVID J. CUTLER
                                                 ---------------------------
                                                      David J Cutler
                                                      Chief Executive Officer, &
                                                      Chief Financial Officer