Form 10-Q
period 2008-06-30
CONCORD VENTURES, INC.
filed 2008-08-13
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                             CONCORD VENTURES, INC.
             (Exact name of registrant as specified in its charter)

          COLORADO                                            84-1472763
  (State of Incorporation)                             (IRS Employer ID Number)


           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
                    (Address of principal executive offices)

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

As of July 10, 2008, there were 2,257,986 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.


                             CONCORD VENTURES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                     Page
                                                                                    ----

Balance Sheet - June 30, 2008 and December 31, 2007                                  3

Statement of Operations  - Three and Six months ended  June 30, 2008                 4
                                   and 2007

Statement of Cash Flows - Three and Six months ended June 30, 2008                   5
                                    and 2007

Notes to Financial Statements                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 26
-        Not Applicable
Item 4. Controls and Procedures                                                     26

Item 4T.  Controls and Procedures                                                   26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                          26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                26

Item 3.  Defaults Upon Senior Securities                                            26

Item 4.  Submission of Matters to a Vote of Security Holders                        26

Item 5.  Other Information                                                          27

Item 6.  Exhibits                                                                   28

SIGNATURES                                                                          29


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     CONCORD VENTURES, INC.
                                         BALANCE SHEETS


                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2008                2007
                                                                                 (Unaudited)          (Audited)
                                                                                ---------------     ---------------
                              ASSETS

CURRENT ASSETS
      Cash & Cash Equivalents                                                 $            175    $          5,979
      Prepayments                                                                            -                 208

                                                                                ---------------     ---------------
                  Total Current Assets                                                     175               6,187

                                                                                ---------------     ---------------
      TOTAL ASSETS                                                            $            175    $          6,187
                                                                                ===============     ===============

                              LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                        $        124,821    $         94,366
      Accrued Expenses                                                                  96,428              89,040
      Capital Leases                                                                   210,960             210,960
      Operating Leases                                                                 196,216             196,216
      Other Loans                                                                       26,052                 603

                                                                                ---------------     ---------------
                  Total Current Liabilities                                            654,477             591,185

LONG TERM LIABILITIES                                                                        -                   -

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                              1,137               1,137
        shares authorized, 2,257,986 shares issued and outstanding at June 30, 2008 and  December 31, 2007
      Additional Paid In Capital                                                    16,771,323          16,771,323
      Accumulated Deficit                                                          (17,426,762)        (17,357,458)
                                                                                ---------------     ---------------
                  Total Stockholders' Deficit                                         (654,302)           (584,998)

                                                                                ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $            175    $          6,187
                                                                                ===============     ===============


                                 See accompanying Notes to Financial Statements.

                                                        3


                                     CONCORD VENTURES, INC.
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                  FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                         ENDED                           ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                                    2008           2007            2008           2007
                                                                -------------  --------------  -------------  -------------
OPERATING EXPENSES (INCOME)

      Gain on Statute Barred Liabilities                     $             - $             - $            - $   (7,329,922)
      General & Administrative Expenses                               23,731          19,404         68,915         42,579

                                                                -------------  --------------  -------------  -------------
      Total Operating Expenses (Income)                               23,731          19,404         68,915     (7,287,343)

OPERATING PROFIT (LOSS)                                              (23,731)        (19,404)       (68,915)     7,287,343

Interest and Other Income (Expenses), Net                               (334)         (1,032)          (389)        (1,692)

                                                                -------------  --------------  -------------  -------------
(Loss) Profit before Income Taxes                                    (24,064)        (20,436)       (69,304)     7,285,652

Provision for Income Taxes                                            -              -               -              -

                                                                -------------  --------------  -------------  -------------
NET  (LOSS) PROFIT                                           $       (24,064)$       (20,436)$      (69,304)$    7,285,652
                                                                =============  ==============  =============  =============

NET  (LOSS) PROFIT PER COMMON SHARE

      Basic & Diluted                                             ($0.01)         ($0.01)        ($0.03)         $3.62
                                                                =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                            2,257,986       2,010,931      2,257,986      2,010,931
                                                                =============  ==============  =============  =============



                                See accompanying Notes to Financial Statements.

                                                       4


                                     CONCORD VENTURES, INC.
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   2008                2007
                                                                                ------------       -------------
CASH FLOW USED IN OPERATING ACTIVITIES

NET  LOSS                                                                     $     (69,304)     $            -

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase) / decrease in Prepaid Expenses                                         208                   -
      Increase / (decrease) in Accounts Payable                                      30,455                   -
      Increase / (decrease) in Accrued Expenses                                       7,388                   -

                                                                              --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                  (31,253)                  -

CASH FLOW FROM INVESTING ACTIVITIES                                                       0                   -

                                                                              --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                        0                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                        25,449                   -
      Issue of Stock                                                                      0                   -

                                                                              --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                  25,449                   -

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                              $      (5,804)     $            -
                                                                              ==============       =============

Cash and Cash Equivalents at the beginning of the period                      $       5,979      $            -
                                                                              ==============       =============
Cash and Cash Equivalents at the end of the period                            $         175      $            -
                                                                              ==============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                        $           0      $            -
                                                                              --------------       -------------
Cash paid for income tax                                                      $           0      $            -
                                                                              --------------       -------------



No corporate bank account was maintained during the six months ended June 30, 2007.





                         See accompanying Notes to Financial Statements.

                                                5

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2008
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Concord Ventures, Inc. was incorporated in August 1998 in the State of Colorado. Effective February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

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

Our business activities over the twelve month period ended December 31, 2007, were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved resolutions to re-elect Messrs. Cutler, Whiting and Green as our directors, reincorporate the Company in Delaware, authorize an up to 3 for 1 reverse split of our shares of common stock, change our name to a name to be chosen at the discretion of the Board of directors and to ratify the appointment of our auditor, Larry O'Donnell, CPA, PC.

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Form10-KSB filed with the SEC.

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

Our comprehensive profit / (loss) was identical to our net profit / (loss) for the three and six months ended June 30, 2008 and 2007.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and six months ended June 30, 2008 and 2007 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Recently Issued Accounting Pronouncements-- In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its consolidated results of operations or financial condition.

2.       GOING CONCERN AND LIQUIDITY:

At June 30, 2008, we had total assets of $175 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $654,477 and a stockholder' deficit of $654,302.

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

3 ASSETS

At June 30, 2008, our sole assets were $175 cash.

4. ACCOUNTS PAYABLE

Following the sale of all of our business and assets, effective February 16, 2001, the proceeds from the sale were insufficient to repay all of our liabilities. Indeed the sale proceeds were only sufficient to pay certain of our secured liabilities. No proceeds were available to repay any of our unsecured creditors. Accordingly, the majority of the balance of accounts payable represents liabilities outstanding since we filed for Chapter 11 protection in December 2000.

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

The increase in accounts payable during the six months ended June 30, 2008 reflects the legal and professional fees incurred in making the company a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, achieving a re-listing on the OTC Bulletin Board and holding a shareholders' meeting in April 2008.

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

No additional accrual for interest expense was required in respect of unpaid liabilities outstanding at the date of our dismissal from bankruptcy in March 13, 2001, in the financial years ended December 31, 2006, 2005, and 2004 as we believe our outstanding liabilities could be settled in full for the values then reflected on our balance sheet.

Interest was accrued at 8% on the loan made to us by Mr. David J. Cutler, an officer and a director of the Company.

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

In the April 1, 2003 through December 31, 2006, our outstanding liabilities under capital and operating leases which, had been entered into prior to our dismissal from our Chapter 11 reorganization, under the state laws of California, Delaware, Florida, Indianapolis, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont were statute barred. Accordingly, we recognized a gain on statute barred liabilities of $422,000 in the period.

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

8. OTHER LOANS

Other loans represent the loan made to us by one of our directors, Mr. David J. Cutler.

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

In the six months ended June 30, 2008 Mr. Cutler and Burlingham Corporate Finance, Inc., a company in which Mr. Cutler is the principal shareholder, have advanced to us a further $25,449 to fund the costs of our ongoing overhead expenses.

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

During the six months ended June 30, 2008, we paid $30,000 of Mr. Cutler's remuneration to Burlingham in the form of consulting fees.

In the six month period ended June 30, 2008, Mr. Cutler and Burlingham advanced to us a further $25,449 to fund the costs of our ongoing overhead expenses.

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

At our shareholders meeting held in April 2008, our shareholders voted to authorize a reverse split of our common stock on a basis up to one for three. This reverse split has not been made effective as yet.

Recent Issuances

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

The following table summarizes stock option activity under the Plan:


                                         Under the Stock Option Plan:               Other Grants:
                                 -------------------------------------------     --------------------
                                                 Granted to                            Granted to
                                                Non- Employees                        Non-Employees
                                              -----------------                     -----------------

                                                           Weighted                                   Weighted
                                                           Average                                    Average
                                                           Exercise                                   Exercise
                                                 Shares    Price                       Shares         Price
                                                -------   --------                     --------       --------

Outstanding at December 31, 2007                 2,000     $45.00                         -               -
            Granted                                  -          -                         -               -
            Exercised                                -          -                         -               -
            Canceled                                 -          -                         -               -
                                               ---------   ---------                -----------       ----------
Outstanding at June 30, 2008                     2,000     $45.00                         -               -
                                               =========   =========                ===========       ==========
Exercisable at June 30, 2008                     2,000     $45.00                         -               -
                                               =========   =========                ===========       ==========
Exercisable at June 30, 2008                     2,000     $45.00                         -               -
                                               =========   =========                ===========       ==========

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

Our business activities over the twelve month period ended December 31, 2007, were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In February 2008, we were listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved resolutions to re-elect Messrs. Cutler, Whiting and Green as our directors, reincorporate the Company in Delaware, authorize an up to 3 for 1 reverse split of our shares of common stock, change our name to a name to be chosen at the discretion of the Board of directors and to ratify the appointment of our auditor, Larry O'Donnell, CPA, PC.

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


Liquidity and Capital Resources

At June 30, 2008, we had total assets of $175 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $654,477 and a stockholder' deficit of $654,302.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2008, we had a working capital deficit of $654,302 and reported an accumulated deficit of $17,426,762.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2008  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2007

General and Administrative Expenses

During the three months ended June 30, 2008, we incurred $23,731 in general and administrative expenses compared to $19,404 in the three months ended June 30, 2007, an increase of $4,327. The increase was largely due costs incurred during the three months ended June 30, 2008 in holding our shareholders meeting in April 2008. No such costs were incurred in the three months ended June 30, 2007.

Operating Profit / (Loss)

In the three months ended June 30, 2008, we recognized an operating loss of $23,731 compared to an operating loss of $(19,404) in the three months ended June 30, 2007, an increase of $4,427, due to the factors as discussed above.

Interest Expense

We recognized an interest expense of $334 during the three months ended June 30, 2008, compared to $1,032 during the three months ended June 30, 2007, a decrease of $698. This interest expense relates to the interest accrued on the loan made to us by one of our directors. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loan made to us by one of our directors between the two periods following the capitalization of $87,055 of the outstanding balance in December 2007.

Profit / (Loss) before Income Tax

In the three months ended June 30, 2008 we recognized a loss before income tax of $24,064 compared to a loss before income tax of $20,436 in the three months ended June 30, 2007, an increase of $3,628 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended June 30, 2008 or 2007 as we generated tax losses in these periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended June 30, 2008 we recognized a net loss of $24,064 compared to a net loss of $20,436 in the three months ended June 30, 2007, an increase of $3,628 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended June 30, 2008 and 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

General and Administrative Expenses

During the six months ended June 30, 2008, we incurred $68,915 in general and administrative expenses compared to $42,579 in the six months ended June 30, 2007, an increase of $26,336. The increase was largely due legal fees and other costs incurred during the six months ended June 30, 2008 in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, being re-listed on the OTC Bulletin Board and holding a shareholders' meeting in April 2008. No such legal fees or other costs were incurred in then six months ended June 30, 2007.

Gain on Statute Barred Liabilities

During the six months ended June, 2008, we recognized no gain on statute barred liabilities compared to a gain of $7,329,922 in the six months ended June 30, 2007, an increase of $7,329,922.

During the six months ended June 30, 2007, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington, and Wisconsin and we recognized a gain on these statute barred liabilities of $7,329,922. No outstanding liabilities became statute barred in the six months ended June 30, 2008.

Operating Profit / (Loss)

In the six months ended June 30, 2008, we recognized an operating loss of $68,915 compared to an operating profit of $7,287,343 in the six months ended June 30, 2007, a decrease of $7,218,428 due to the factors as discussed above.

Interest Expense

We recognized an interest expense of $389 during the six months ended June 30, 2008, compared to $1,692 during the six months ended June 30, 2007, a decrease of $1,303. This interest expense relates to the interest accrued on the loan made to us by one of our directors. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loan made to us by our director between the two periods following the capitalization of $87,055 of the outstanding balances in December 2007.

Profit / (Loss) before Income Tax

In the six months ended June 30, 2008 we recognized a loss before income tax of $69,304 compared to a profit before income tax of $7,285,652 in the six months ended June 30, 2007, a decrease of $7,216,348 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the six months ended June 30, 2008 as we generated tax losses in the period. No provision for income taxes was required in the six months ended June 30, 2007 as we had sufficient carry forward tax losses to offset the profits arising in the period.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the six months ended June 30, 2008 we recognized a net loss of $69,304 compared to a net profit of $7,285,652 in the six months ended June 30, 2007, a decrease of $7,216,348 due to the factors discussed above.

The comprehensive profit / (loss) was identical to the net profit / (loss) in both the six months ended June 30, 2008 and 2007.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

At June 30, 2008, we had total assets of $175 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $654,477 and a stockholder' deficit of $654,302.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2008, we had a working capital deficit of $654,302 and reported an accumulated deficit of $17,426,762.

During the six months ended June 30, 2007, we did not have a bank account and consequently, there were no movements in cash flow in the six months ended June 30, 2007. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company. We subsequently opened a corporate bank account during the third quarter of 2007.

Net cash used in operations in the six months ended June 30, 2008, was $31,253. Our net loss, without any need for adjustment for non-cash items, resulted in a negative cash flow of $69,304, which was partially offset by a positive cash flow of $38,051 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the six months ended June 30, 2008.

Net cash provided by financing activities during the six months ended June 30, 2008 was $25,449 provided to us by loans from our shareholders.

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

ITEM 2.  CHANGES IN SECURITIES

Changes in our securities are described in Note 12. Stockholders' Deficit in the Notes to Financial Statements above.

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

                                       CONCORD VENTURES, INC.





Date: August 12, 2008                   By: /s/ DAVID J. CUTLER
                                            ---------------------------
                                            David J. Cutler
                                            Chief Executive Officer, &
                                            Chief Financial Officer