Form 10-Q
period 2008-09-30
CONCORD VENTURES, INC.
filed 2008-11-13
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                             CONCORD VENTURES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           COLORADO                                            84-1472763
   (State of Incorporation)                             (IRS Employer ID Number)


           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
                    (Address of principal executive offices)

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

As of November 11, 2008, there were 2,358,487 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.



                             CONCORD VENTURES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements       (Unaudited)                                   Page
                                                                                  ----

Balance Sheet - September 30, 2008 and December 31, 2007                            3

Statement of Operations  - Three and Nine months ended  September 30,
2008 and 2007                                                                       4
Statement of Cash Flows - Three and Nine months ended September 30,
2008 and 2007                                                                       5

Notes to Financial Statements                                                       6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                26

Item 4. Controls and Procedures                                                    26

Item 4T.  Controls and Procedures                                                  26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               26

Item 3.  Defaults Upon Senior Securities                                           26

Item 4.  Submission of Matters to a Vote of Security Holders                       26

Item 5.  Other Information                                                         27

Item 6.  Exhibits                                                                  28

SIGNATURES                                                                         29

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                                     CONCORD VENTURES, INC.
                                         BALANCE SHEETS

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                      2008                2007
                                                                                  (Unaudited)          (Audited)
                               ASSETS

CURRENT ASSETS
      Cash & Cash Equivalents                                                 $               -    $          5,979
      Prepayments                                                                             -                 208

                                                                                 ---------------     ---------------
                   Total Current Assets                                                       -               6,187

                                                                                 ---------------     ---------------
      TOTAL ASSETS                                                            $               -    $          6,187
                                                                                 ===============     ===============

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                         $        130,866    $         94,366
      Accrued Expenses                                                                   96,500              89,040
      Capital Leases                                                                    210,960             210,960
      Operating Leases                                                                  196,216             196,216
      Other Loans                                                                        15,514                 603

                                                                                 ---------------     ---------------
                   Total Current Liabilities                                            650,055             591,185

LONG TERM LIABILITIES                                                                         -                   -

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                               1,148               1,137
        shares authorized as at September 30, 2008 and December 31, 2007,
        2,358,487 and 2,257,986 shares issued and outstanding as at
        September 30, 2008 and December 31, 2007, respectively
      Additional Paid In Capital                                                     16,872,734          16,771,323
      Accumulated Deficit                                                           (17,523,937)        (17,357,458)
                                                                                 ---------------     ---------------
                   Total Stockholders' Deficit                                         (650,055)           (584,998)

                                                                                 ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $               -    $          6,187
                                                                                 ===============     ===============


                         See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                                 FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                        ENDED                          ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  2008           2007           2008             2007
                                                              -------------  --------------  ------------  -----------------

OPERATING EXPENSES (INCOME)

      Gain on Statute Barred Liabilities                    $            - $       100,000 $           - $       (7,229,922)
      General & Administrative Expenses                             96,715          19,769       165,630             62,348

                                                              -------------  --------------  ------------  -----------------
      Total Operating Expenses  (Income)                            96,715         119,769       165,630         (7,167,574)

OPERATING PROFIT (LOSS)                                            (96,715)       (119,769)     (165,630)         7,167,574

Interest and Other Income (Expenses) Net                              (460)         (1,477)         (848)            (3,169)

                                                              -------------  --------------  ------------  -----------------
Profit (Loss) before Income Taxes                                  (97,175)       (121,247)     (166,479)         7,164,405

Provision for Income Taxes                                         -               -              -               -

                                                              -------------  --------------  ------------  -----------------
NET PROFIT (LOSS)                                           $      (97,175)$      (121,247)$    (166,479)$        7,164,405
                                                              =============  ==============  ============  =================

NET PROFIT  (LOSS) PER COMMON SHARE

      Basic & Diluted                                           ($0.04)         ($0.06)        ($0.07)          $3.56
                                                              =============  ==============  ============  =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                          2,300,980       2,032,127      2,272,422       2,010,138
                                                              =============  ==============  ============  =================













                         See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                                    STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          SPETEMBER 30,
                                                                                    2008                2007
                                                                                 ------------       -------------

CASH FLOW PROVIDED BY  (USED IN) OPERATING ACTIVITIES

NET  PROFIT  (LOSS)                                                            $    (166,479)     $    7,164,405

ADJUSTMENTS TO RECONCILE NET PROFIT  (LOSS) TO NET CASH
PROVIDED BY  (USED IN) OPERATING ACTIVITIES

      (Gain) / Loss on Statute Barred Liabilities                                          -          (7,229,922)
      Stock Issued for Services                                                       75,000                   -

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase) / decrease in Prepaid Expenses                                          208                 (10)
      Increase / (decrease) in Accounts Payable                                       36,500              (3,199)
      Increase / (decrease) in Accrued Expenses                                        7,460               3,169

                                                                               --------------       -------------
      Total Cash Flow provided by  (used in) Operating Activities                    (47,312)            (65,556)

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                         41,333              55,176
      Issue of Stock                                                                       -              50,000

                                                                               --------------       -------------
      Total Cash Flow provided by  (used in)  Financing Activities                    41,333             105,176

INCREASE  (DECREASE) IN CASH & CASH EQUIVALENTS                                $      (5,979)     $       39,620
                                                                               ==============       =============

Cash and Cash Equivalents at the beginning of the period                       $       5,979      $       39,620
                                                                               ==============       =============
Cash and Cash Equivalents at the end of the period                             $           -      $            -
                                                                               ==============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $           -      $            -
                                                                               --------------       -------------
Cash paid for income tax                                                       $           -      $            -
                                                                               --------------       -------------


No corporate  bank account was  maintained  during the six months ended June 30, 2007.


                         See accompanying Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

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

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol of "CCVR".

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

On August 22, 2008, we issued 75,000 of restricted common stock, valued at $75,000, to three consultants (25,000 shares each) as compensation for services they had provided to us One of the consultants is an existing shareholder of ours. We further issued 26,421 shares of restricted common stock to David Cutler, our President and director, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421.

On October 6, 2008, we filed preliminary Schedule 14a prior to calling a special meeting of shareholders to facilitate our reincorporation in Delaware.

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Form10-KSB filed with the SEC.

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

Our comprehensive profit / (loss) was identical to our net profit / (loss) for the three and nine months ended September 30, 2008 and 2007.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and nine months ended September 30, 2008 and 2007 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Recently Issued Accounting Pronouncements-- In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

2.       GOING CONCERN AND LIQUIDITY:

At September 30, 2008, we had no assets, no operating business or other source of income, outstanding liabilities totaling $650,055 and a stockholder' deficit of $650,055.

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

At September 30, 2008 we had no assets.

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

In the period April 1, 2003 through December 31, 2006, our outstanding accounts payable which had been incurred, prior to our dismissal from our Chapter 11 reorganization under the state laws of California, Delaware, Florida, Indianapolis, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont were statute barred. Accordingly, we recognized a gain on these statute barred liabilities of $315,000 during that period.

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

The increase in accounts payable during the nine months ended September 30, 2008 reflects the legal and professional fees incurred in making the company a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, achieving a re-listing on the OTC Bulletin Board and holding a shareholders' meeting in April 2008.

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

Interest was accrued at 8% on the loan made to us by Mr. David J Cutler, an officer and director of the Company.

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

8. OTHER LOANS

Other loans represent the loan made to us by one of our directors and officer, Mr. David J. Cutler.

In the period from his appointment in March 2006 through September 2006, Mr. David Cutler, a director and our Chief Executive Officer and Chief Financial Officer, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third party valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second issue of equity to Mr. Cutler, he owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock at that time.

On December 3, 2007, we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors

Interest is accrued on the loan at 8% per annum.

In the nine month period ended September 30, 2008, Mr. Cutler and Burlingham Corporate Finance, Inc., a company in which Mr. Cutler is the principal shareholder, have advanced to us a an additional $40,963 to fund the costs of our ongoing overhead expenses.

On August 22, 2008, we issued 26,421 shares of restricted common stock to David Cutler, our President and a director, in full settlement of the our debt to Mr. Cutler as at June 30, 2008, including accrued interest of $26,421.

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

In the period from his appointment in March 2006 through September 2006, Mr. David Cutler, a director and our Chief Executive Officer and Chief Financial Officer, incurred more than $50,000 on our behalf in bringing our affairs up to date, principally on settling certain of our outstanding liabilities, legal and accounting fees and directors' remuneration. In September 2006, Mr. Cutler agreed to convert $50,000 of this loan to us into equity on a basis to be determined by an independent third party valuation. In September 2006, our independent directors authorized an initial issue of 510,000 shares of our common stock, representing 50.3% of our total issued and outstanding shares of our common stock, to Mr. Cutler, pending the completion of the independent third party valuation. In November 2006, the independent third party valuation of our shares of common stock was completed and on the basis of this third party valuation our independent directors authorized the issue of an additional 897,644 shares of our common stock to Mr. Cutler as the balance of the equity to which he was entitled on the conversion of his $50,000 loan to us into equity. Following this second issue of equity to Mr. Cutler, he owned a total of 1,407,644 shares of our common stock representing 70% of our total issued and outstanding shares of our common stock at that time.

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

During the nine months ended September 30, 2008, we paid $45,000 of Mr. Cutler's remuneration to Burlingham in the form of consulting fees.

In the nine months ended September 30, 2008, Mr. Cutler and Burlingham Corporate Finance, Inc., a company in which Mr. Cutler is the principal shareholder, have advanced to us a further $40,963 to fund the costs of our ongoing overhead expenses.

On August 22, 2008, we issued 26,421 shares of restricted common stock to David Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008, including accrued interest, of $26,421.

On August 22, 2008 we issued 25,000 shares of restricted common stock, valued at $25,000, to one of our shareholders for consulting services performed for us.

12.  STOCKHOLDERS' DEFICIT:

Common Stock

We were authorized to issue 20,000,000 shares of common stock, par value $0.0001 per share. The common stock was segregated into two classes: Class A and Class
B. Of the 20,000,000 shares of common stock, 19,970,000 shares were designated as Class A and 30,000 was designated as Class B.

On August 22, 2008, we issued 75,000 of restricted common stock, valued at $75,000, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of ours. We further issued 26,421 shares of restricted common stock to David Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421.

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

PREVIOUS PERIOD ISSUANCES

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

The following table summarizes stock option activity under the Plan:


                                  Under the Stock Option Plan:                  Other Grants:
                           -------------------------------------------       --------------------
                                       Granted to                                  Granted to
                                       Non-Employees                               Non-Employees
                                   --------------------                         -------------------

                                                         Weighted                            Weighted
                                                         Average                              Average
                                                         Exercise                             Exercise
                                          Shares         Price                 Shares         Price
                                          -------        --------             --------       --------
Outstanding at December 31, 2007           2,000          $45.00                -                   -
            Granted                            -               -                -                   -
            Exercised                          -               -                -                   -
            Canceled                           -               -                -                   -
                                         ---------       ---------          -----------       ----------
Outstanding at September 30, 2008          2,000          $45.00                -                   -
                                         =========       =========          ===========       ==========
Exercisable at September 30, 2008          2,000          $45.00                -                   -
                                         =========       =========          ===========       ==========
Exercisable at December 31, 2007           2,000          $45.00                -                   -
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

14. SUBSEQUENT EVENTS

On October 6, 2008, we filed preliminary Schedule 14a prior to calling a special meeting of shareholders to facilitate our reincorporation in Delaware.

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

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol "CCVR."

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

On August 22, 2008, we issued 75,000 of restricted common stock, valued at $75,000, to three consultants (25,000 shares each) as compensation for services they had provided to us One of the consultants is an existing shareholder of ours. We further issued 26,421 shares of restricted common stock to David Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421.

On October 6, 2008, we filed preliminary Schedule 14a prior to calling a special meeting of shareholders to facilitate our reincorporation in Delaware.

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

Liquidity and Capital Resources

At September 30, 2008, we had no assets, no operating business or other source of income, outstanding liabilities totaling $650,055 and a stockholder' deficit of $650,055.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Gain on Statute Barred Liabilities

During the three months ended September 30, 2007, we incurred a loss of $100,000 in respect of statute barred liabilities. We issued 100,000 shares of our common stock, valued at $100,000, in settlement of a disputed claim in respect of our convertible subordinated loan notes. No gain or loss on statute barred liabilities was recognized in the three month ended September 30, 2008.

General and Administrative Expenses

During the three months ended September 30, 2008, we incurred $96,715 in general and administrative expenses compared to $19,769 in the three months ended September 30, 2007, an increase of $76,946. The increase was largely due to the 75,000 shares of restricted common stock, valued at $75,000, that we issued to three consultants (25,000 shares each) as compensation for services they had provided to us One of the consultants is an existing shareholder of ours.

Operating Profit (Loss)

In the three months ended September 30, 2008, we recognized an operating loss of $96,715 compared to an operating loss of $119,769 in the three months ended September 30, 2007, an increase of $23,054, due to the factors as discussed above.

Interest Expense

We recognized an interest expense of $460 during the three months ended September 30, 2008, compared to $1,477 during the three months ended September 30, 2007, a decrease of $1,017. This interest expense relates to the interest accrued on the loan made to us by one of our directors. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loan made to us by one of our directors between the two periods following the capitalization of $87,055 and $26,421 of the outstanding balance in December 2007 and August 2008, respectively.

Profit / (Loss) before Income Tax

In the three months ended September 30, 2008, we recognized a loss before income tax of $97,175 compared to a loss before income tax of $119,769 in the three months ended September 30, 2007, an increase of $22,594 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended September 30, 2008 or 2007 as we generated tax losses in these periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended September 30, 2008, we recognized a net loss of $97,175 compared to a net loss of $119,769 in the three months ended September 30, 2007, an increase of $22,594 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended September 30, 2008 and 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Gain on Statute Barred Liabilities

During the nine months ended September, 2008, we recognized no gain or loss on statute barred liabilities compared to a gain of $7,229,922 in the nine months ended September 30, 2007, an increase of $7,229,922.

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

No outstanding liabilities became statute barred in the nine months ended September 30, 2008.

General and Administrative Expenses

During the nine months ended September 30, 2008, we incurred $165,630 in general and administrative expenses compared to $62,348 in the nine months ended September 30, 2007, an increase of $103,282. $75,000 of this increase was due to the 75,000 shares of restricted common stock, valued at $75,000, that we issued to three consultants (25,000 shares each) as compensation for services they had provided to us One of the consultants is an existing shareholder of ours. The balance of the increase was largely due legal fees and other costs incurred during the nine months ended June 30, 2008 in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, being re-listed on the OTC Bulletin Board and holding a shareholders' meeting in April 2008. No such legal fees or other costs were incurred in then nine months ended September 30, 2007.

Operating Profit / (Loss)

In the nine months ended September 30, 2008, we recognized an operating loss of $(165,630) compared to an operating profit of $7,167,574 in the nine months ended September 30, 2007, a decrease of $7,333,204 due to the factors as discussed above.

Interest Expense

We recognized an interest expense of $848 during the nine months ended September 30, 2008, compared to $3,169 during the nine months ended September30, 2007, a decrease of $2,321. This interest expense relates to the interest accrued on the loan made to us by one of our directors. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loan made to us by our director between the two periods following the capitalization of $87,055 and $26,421 of the outstanding balance in December 2007 and August 2008 respectively .

Profit / (Loss) before Income Tax

In the nine months ended September 30, 2008, we recognized a loss before income tax of $(166,479) compared to a profit before income tax of $7,164,405 in the nine months ended September 30, 2007, a decrease of $7,330,884 due to the factors discussed above in connection with the decreases in operational expenses.

Provision for Income Taxes

No provision for income taxes was required in the nine months ended June 30, 2008 as we generated tax losses in the period. No provision for income taxes was required in the nine months ended September 30, 2007, as we had sufficient carry forward tax losses to offset the profits arising in the period.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the nine months ended September 30, 2008, we recognized a net loss of $166,479 compared to a net profit of $7,164,405 in the nine months ended September 30, 2007, a decrease of $7,330,884 due to the factors discussed previously.

The comprehensive profit (loss) was identical to the net profit (loss) in both the nine months ended September 30, 2008 and 2007.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

At September 30, 2008, we had no assets, no operating business or other source of income, outstanding liabilities totaling $650,055 and a stockholder' deficit of $650,055.

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

Net cash used in operations in the nine months ended September 30, 2008, was $47,312 compared to net cash used in operations in the nine months ended September 30, 2007 of $65,556, a decrease of $18,244. In the nine months ended September 30, 2008, our net loss, adjusted for non-cash items, resulted in a negative cash flow of $91,479, which was partially offset by a positive cash flow of $44,167 generated from the net movement in our operating assets and liabilities. . In the nine months ended September 30, 2007, our net profit, adjusted for non-cash items, resulted in a negative cash flow of $65,517 and the net movement in our operating assets and liabilities resulted in further negative cash flow of $39.

No cash was provided by or used in investing activities during the nine months ended September 30, 2008.

Net cash provided by financing activities during the nine months ended September 30, 2008, was $41,333 compared to $105,176 during the nine months ended
September 30, 2007, a decrease of $63,846. During the nine months ended September 30, 2008 $41,333 was provided to us by of our directors by way of loan. This compares with the nine months ended September 30, 2007 $41,333 was provided to us by of our directors by way of loan and we issued 50,000 shares of our common stock for cash consideration of $50,000.

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

ITEM 4T. CONTROLS AND PROCEDURES
Management's Quarterly Report on Internal Control over Financial Reporting.

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from July1, 2008 through September 30, 2008.


  DATE OF SALE      TITLE OF SECURITIES     NO. OF SHARES       CONSIDERATION              CLASS OF PURCHASER
----------------- ------------------------- -------------- ------------------------------- ---------------------------------

    8/22/08       Common Stock              25,000         Consulting Services             Business Associate
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
    8/22/08       Common Stock              25,000         Consulting Services             Business Associate
----------------- ------------------------- -------------- ------------------------------- ---------------------------------


  DATE OF SALE      TITLE OF SECURITIES     NO. OF SHARES       CONSIDERATION              CLASS OF PURCHASER
----------------- ------------------------- -------------- ------------------------------- ---------------------------------

    8/22/08       Common Stock              25,000         Consulting Services             Business Associate
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
    8/22/08       Common Stock              26,421         Payment of Debt of $26,421      Officer & Director

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and officers and directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of certain capital and operating leases as described in Note 7. Capital and Operating Leases in the Notes to Financial Statements above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Stockholders on April 29, 2008, and the results of the stockholder voting were as follows:

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

         Resolution 3: To authorize a reverse split of the common stock issued and outstanding on an up to one new share for three old shares basis:

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONCORD VENTURES, INC.



Date: November 12, 2008                      By: /s/ DAVID J. CUTLER
                                             ---------------------------------
                                                 David J Cutler
                                                 Chief Executive Officer, &
                                                 Chief Financial Officer