Form 10-K
period 2008-12-31
CONCORD VENTURES, INC.
filed 2009-03-31
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

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

           2460 WEST 26th AVENUE, SUITE 380-C, DENVER COLORADO, 80211
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 380 8280
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of March 27, 2009 there were 2,359,407 shares of Common Stock of the registrant issued and outstanding of which 788,287 were held by non-affiliates of the registrant

The aggregate market value of common stock held by non-affiliates of the registrant as of March 27, 2009 was approximately $9,775.

                             CONCORD VENTURES, INC.
                         2008 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

   ITEM                                       DESCRIPTION                             PAGE

     Part I.

Item 1.            Business                                                             3

Item 1A.           Risk Factors                                                         7

Item 1B.           Unresolved Staff Comments                                           11

Item 2.            Description of Properties                                           13

Item 3             Legal Proceedings                                                   13

Item 4.            Submission of Matters to a Vote of Security Holders                 13

    Part II.

Item 5.            Market for Registrant's Common Equity, Related Stockholder          13
                   Matters, and Issuer Purchases of Equity Securities

Item 6.            Selected Financial Data                                             15

Item 7.            Management's Discussion and Analysis of Financial Condition and     16
                   Results of Operation

Item7A             Quantative and Qualitative Disclosures About Market Risk            27

Item 8.            Financial Statements and Supplementary Data                         27

Item 9             Changes in and Disagreements With Accountants on Accounting and     27
                   Financial Disclosure

Item 9A.           Controls and Procedures                                             27

Item 9B.           Other Information                                                   28

    Part III.

Item 10.           Directors, Executive Officers and Corporate Governance              28

Item 11.           Executive Compensation                                              30

Item 12.           Security Ownership of Certain Beneficial Owners and Management      32
                   and Related Stockholder Matters

Item 13.           Certain Relationships and Related Transactions and Director         32
                   Independence

Item 14.           Principal Accountant Fees and Services                              33

    Part IV.

Item 15.           Exhibits and Financial Statement Schedules                          33

SIGNATURES                                                                             41

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although Concord Ventures, Inc. ("Concord" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 7 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

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

Our business activities over the years ended December 31, 2008 and 2007 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

On January 6, 2009, Mr. Wesley Whiting resigned as a director of ours for personal reasons.

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

INTELLECTUAL PROPERTY

Effective February 16, 2001, following the sale of our entire business, and all of our assets, we hold no patents or patent applications.

EMPLOYEES

As of December 31, 2008, Mr. Cutler serves as our Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with Mr. Cutler. We have no other employees.

ITEM 1A. RISK FACTORS

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating our business and us.

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

Rather than our previous operating business, our business is now to seek to reach satisfactory negotiated settlements with the substantially reduced balance of our outstanding creditors and to raise the debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after the new business plan has been implemented.

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

As of December 31, 2008, we had outstanding liabilities of $685,167 and no assets.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of December 31, 2008, we had an accumulated deficit of $17,559,048 and a stockholders' deficit of $685,167.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2008 and 2007, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we intend to seek to reach satisfactory negotiated settlements with the substantially reduced balance of our outstanding creditors, obtain a listing on the over the counter bulletin board and to raise the debt and/or equity to fund negotiated settlements with our creditors and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 29), and "Conflicts of Interest." (page 29).

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Over the Counter Bulletin Board and the Pink Sheets. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

The shares of our common stock may be thinly-traded on the OTC Bulletin Board and the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211. We do not pay rent for the use of this mailing address. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.LEGAL PROCEEDINGS

No legal proceedings are currently pending or threatened to the best of our knowledge.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2008, the Company held its annual shareholders' meeting. There were sufficient shares represented for a quorum. Also, there were sufficient votes to pass all of the proposals presented at the meeting. The proxies were tallied through May 2, 2008. The breakdown of the voting on each proposal is as follows.

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


ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Shares of our Common Stock are presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). In February 2008, we began trading on the over the counter bulletin board under the symbol "CCVR." Prior to February 2008, our common stock traded solely on the pink sheets under the trading symbol "CCVR."

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past two years as reported on the Pink Sheets (pre February 2008) and the OTC Bulletin Board (from February 2008 onwards). These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

                                                  High              Low

         Year Ended December 31, 2008:
                  First quarter                   $2.00             $0.70
                  Second quarter                    0.70              0.10
                  Third quarter                     0.10              0.001
                  Fourth quarter                    1.25              0.01

         Year Ended December 31, 2007:
                  First quarter                   $0.10             $0.10
                  Second quarter                    1.50              0.10
                  Third quarter                     2.00              0.65
                  Fourth quarter                    2.10              0.06

Record Holders

There were 104 holders of record as of March 27, 2009; however, we believe the number of beneficial holders of our shares of common stock to be approximately
430. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. The telephone number is 303-460-1149.

Dividends

We have not paid or declared cash distributions or dividends on our shares of common stock and do not intend to pay cash dividends in the foreseeable future.

Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Penny Stock

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

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 12. Stockholders' Deficit of our Financial Statements on page 53 below.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 7 and elsewhere in this report.

OVERVIEW

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

Our business activities over the years ended December 31, 2008 and 2007 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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


PLAN OF OPERATIONS

Our plan of operations is to negotiate satisfactory settlements with our outstanding creditors, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

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

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole director. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Liquidity and Capital Resources

As at December 31, 2008, we had no assets, operating business or other source of income and outstanding liabilities of $685,167 and a stockholders' deficit of $685,167.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $685,167 and reported an accumulated deficit of $17,559,048 as at December 31, 2008.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the financial statements on page 43 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

Financial Reporting Release No. 61requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 10 to the financial statements on page 52 below.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2007

Gain on Statute Barred Liabilities

During the year ended December 31, 2008, we recognized a no gain on statute barred liabilities, compared to a gain on statute barred liabilities of $7,229,922 in the year ended December 31, 2007, a decrease of $7,229,922.

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

General and Administrative Expenses

During the year ended December 31, 2008, we incurred $200,327 in general and administrative expenses compared to $111,783 in the year ended December 31, 2007, an increase of $88,454. The increase was due largely due to legal and professional fees incurred in obtaining our listing on the OTC bulletin board, holding a shareholders' meeting and commencing implementation of the actions authorized at the shareholder meeting.

Operating (Loss) Income

In the year ended December 31, 2008, we recognized an operating loss of $200,327 compared to an operating profit of $7,118,139 in the year ended December 31, 2007, a decrease of $7,318,466, due to the factors as discussed above.

Interest and Other Income / (Expenses) Net

In the year ended December 31, 2008, we incurred an expense of $1,263 in interest and other income / (expenses) net compared to $4,248 in the year ended December 31, 2007, a decrease of $2,985. The interest expense represented accrued interest at 8% on the loan made to us by Mr. Cutler, an officer and director, in respect of expenses incurred settling certain of our outstanding liabilities and bringing our books and records up to date which he paid directly on our behalf. The decrease in interest expense in the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006 reflected the decrease in the principal balance of the loan provided to us by Mr. Cutler following the capitalization of his outstanding loan to us in December 2007.

We have accrued no interest expense during the fiscal years ended December 31, 2008 and 2007, in respect to our outstanding liabilities from March 2001, as we believe that these liabilities will be settled for their current carrying values, or less, and, consequently, no additional interest provision is required.

Profit before Income Tax

In the year ended December 31, 2008, we recognized a loss before income tax of $201,590 compared to a $7,113,891 profit before income tax in the year ended December 31, 2007, an increase of $7,315,481, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either the year ended December 31 2008 or 2007. We had a taxable loss during the twelve months ended December 31, 2008 and sufficient brought forward tax losses to offset the profit arising the twelve month ended December 31, 2007.

Net (Loss) Income

In the year ended December 31, 2008, we realized a net loss of $201,590 compared to a net profit of $7,113,891 in the year ended December 31, 2007, a decrease of $7,315,481, due to the factors set out above.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

As at December 31, 2008, we had no assets, operating business or other source of income and outstanding liabilities of $685,167 and a stockholders' deficit of $685,167.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $685,167 and reported an accumulated deficit of $17,559,048 as at December 31, 2008.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

In the year ended December 31, 2007, we issued 50,000 shares of our common stock for cash consideration of $50,000. There can be no assurance we will be able to raise any further funding in similar transactions.

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

As at December 31, 2008, we owed Mr. Cutler $31,560.67 including accrued interest of $874.58.

There can be no assurance that Mr. Cutler will continue to provide us with further funding on an ongoing basis.

With the sale of 50,000 shares of our common stock for $50,000 cash consideration in the year ended December 31, 2007, we opened a corporate bank account and consequently we recognized movements in cash flows during the year ended December 31, 2007.

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

During the year ended December 31, 2008, we generated a net decrease in cash and cash equivalents of $5,979 and closed our corporate bank account. We used $62,483 of cash in our operating activities. $126,590 was used in our operations after adjusting for non-cash items which was partially offset by positive cash flow of $64,106 from the net movement in our operating assets and liabilities. The cash consumed in our operating activities was funded by our existing cash and cash equivalents of $5,979 and a net loan of $56,504 from one of our directors and shareholders.

ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1,Accounting for Collaborative Arrangements. EITFNo. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITFNo. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

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

SUBSEQUENT EVENTS

On January 6, 2009 Mr. Wesley Whiting resigned as a director of ours for personal reasons.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our auditors.

ITEM 9A. CONTROLS and PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely. At the end of the period covered by this report, we carried out an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:


o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective December 31, 2008, our directors and officers were:

                NAME           AGE             POSITION

         David J. Cutler       52      President, Chief Executive Officer,
                                       Chief Financial Officer and Director

         Wesley F. Whiting     74      Secretary and Director

         Redgie Green          52      Director

On January 6, 2009, Mr. Whiting resigned as the secretary and director of the Company.

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our director and officer in March 2006. Mr. Cutler has more than 25 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Since April 2005, Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of Aspeon, Inc., a publicly listed shell company and Atomic Paintball, Inc., a development stage owner and operator of paintball parks. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Wesley F. Whiting - Secretary and Director. Mr. Whiting became our secretary and director in March 2006 and seved in such capacity till his resignation on January 6, 2009. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Sun River Energy, Inc. from 1998 to January 2009. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000 to 2002). He was director and Vice President of Utilitec, Inc. from 1999 to 2002 and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. from October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002 through 2008. He was President and Director of Fayber Group, Inc. from 2003 to 2005 when he resigned. He has also served as a Director of Legacy Technology Holdings. from 2003 to 2008. He was a Director of Baymark Technologies, Inc. and was appointed as a Director and secretary of Aspeon, Inc. in March 2006.

Redgie Green - Director. Mr. Green became our director in March 2006. Mr. Green serves as the President of Sun River Energy Inc. since January 2009. Mr. Green has been Secretary and Director of Sun River Energy, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was recently elected as a director for Mountains West Exploration, Inc. He was Secretary, Treasurer and Director of Baymark
Technologies,  Inc.  and was  appointed  as a director of Aspeon,  Inc. in March
2006.

CONFLICTS OF INTEREST - GENERAL

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements

CODE OF ETHICS

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

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2008, 2007 and 2006 (the "Named Executive Officers"):


                      SUMMARY EXECUTIVE COMPENSATION TABLE


----------------------------- ---------- ------------- --------- ------------- ------------- --------------- ------------ ---------
NAME AND PRINCIPAL POSITION   YEAR          SALARY      BONUS    STOCK AWARDS    OPTIONS     NONQUALIFIED    ALL OTHER    TOTAL
                                                                                AWARDS ($)      DEFERRED       COMP        ($)
                                                                                             COMPENSATION
                                                                                                  ($)
----------------------------- ---------- ------------- --------- ------------- ------------- --------------- ------------ ---------

David J Cutler,               2008        $60,000(1)      -           -             -              -              -       $60,000
Director, President, Chief
Executive Officer, Chief
Financial Officer
From March 2006
----------------------------- ---------- ------------- --------- ------------- ------------- --------------- ------------ ---------


     (1) Mr. Cutler's remuneration was paid to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

     (2) $10,000 of Mr. Cutler's remuneration was paid to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

On August 22, 2008 we issued 26,421 shares of restricted common stock to David J Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421.

There can be no assurance that Mr. Cutler will continue to incur expenses on our behalf.



                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2008:


----------------------- ----------- -------------- -------- --------- ---------------- ------------------ -------------- -------
          Name             Year     Fees Earned    Stock    Options   Non-Equity       Nonqualified       All Other      Total
                                    Or Paid-in     Awards   Awards    Incentive Plan   Deferred           Compensation   ($)
                                    Cash ($)                ($)       Compensation     Compensation       ($)
                                                                      ($)              ($)
----------------------- ----------- -------------- -------- --------- ---------------- ------------------ -------------- -------

David J. Cutler,           2008           0            0        0             0                0                  0      0
Director
----------------------- ----------- -------------- -------- --------- ---------------- ------------------ -------------- -------
Wesley F. Whiting,         2008           0            0        0             0                0                  0      0
Director
----------------------- ----------- -------------- -------- --------- ---------------- ------------------ -------------- -------
Redgie Green,              2008           0            0        0             0                0                  0      0
Director
----------------------- ----------- -------------- -------- --------- ---------------- ------------------ -------------- -------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2008 by:

     o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

     o    each of our named executive officers and directors, and

     o    all executive officers and directors as a group.



                 NAME AND ADDRESS                      NUMBER OF      PERCENT OF
                 OF BENEFICIAL OWNER                   SHARES        OUTSTANDING

        David J. Cutler (1)                            1,521,120           64.4%

        Wesley F. Whiting (1)(2)                          25,000            1.2%

        Redgie Green (1)                                  25,000            1.2%
                                                       ----------    -----------
        All executive officers
        and directors as a group.                      1,571,120           66.6%
                                                       ==========    ===========

     (1)  c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

     (2)  Mr. Whiting resigned as a director, effective January 6, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On August 22, 2008,  we issued  25,000 of  restricted  common  stock,  valued at
$25,000,  to  a  consultant,   who  is  an  existing  shareholder  of  ours,  as
compensation for services he had provided to us.

On August 22, 2008, we issued 26,421 shares of restricted common stock to David Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421. The share issue was authorized by the independent members of our Board of Directors.

As at December 31, 2008, we owed Mr. Cutler $31,560.67 including accrued interest of $874.58.

During the financial year ended December 31, 2008, we paid $60,000 (2007 - $10,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $3,000 audit fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2008 ($7,600 - 2007) in respect of the audit for the fiscal year ended December 31, 2007.

Tax Fees

We did not incur any tax fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2008 ($0 2007).

We incurred $0 in tax fees with an unconnected third party tax advisor in the fiscal year ended December 31, 2008 ($2,250 - 2007).

All Other Fees

We incurred $1,110 in other fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2008 ($1,550 - 2007) in respect the review of our quarterly financial statements.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K in accordance with Item 601 of Regulation S-K:

   EXHIBIT
   NUMBER                    DESCRIPTION AND METHOD OF FILING

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

  32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

* Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       28

BALANCE SHEETS

As of December 31, 2008 and 2007

STATEMENTS OF OPERATIONS                                                      29

For the Years Ended December 31, 2008 and 2007                                30

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT                                31

For the Years Ended December 31, 2008 and 2007

STATEMENTS OF CASH FLOWS                                                      32

For the Years Ended December 31, 2008 and 2007

NOTES TO FINANCIAL STATEMENTS                                                 33

                           Larry O'Donnell, CPA, P.C.
Telephone                                                         (303) 745-4545
2228 South Fraser Street                                                  Unit I
Fax (303) 369-9384                                        Aurora, Colorado 80014
Email larryodonnellcpa@msn.com
www.larryodonnellcpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Concord Ventures, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Concord Ventures, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Ventures, Inc. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of December 31, 2008 and 2007 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell CPA, PC
Larry O'Donnell CPA, PC
Aurora, Colorado
March 28, 2009


                                     CONCORD VENTURES, INC.
                                         BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                             2008             2007

                                                                       ---------------------------------

                            ASSETS

CURRENT ASSETS
      Cash & Cash Equivalents                                          $             - $          5,979
      Prepayments                                                                    -              208

                                                                         --------------  ---------------
                 Total Current Assets                                                -            6,187

      TOTAL ASSETS                                                     $             - $          6,187
                                                                       ================  ===============

                            LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                 $       150,390 $         94,366
      Accrued Expenses                                                          96,915           89,040
      Capital Leases                                                           210,960          210,960
      Operating Leases                                                         196,216          196,216
      Other Loans                                                               30,686              603

                                                                       ---------------------------------
                 Total Current Liabilities                                     685,167          591,185

COMMITMENTS AND CONTINGENCIES (Note. 10)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                      1,148            1,137
      shares authorized, 2,359,407 and 2,257,956
      shares issued and outstanding, respectively
      Additional Paid In Capital                                            16,872,733       16,771,323
      Accumulated Deficit                                                  (17,559,048)     (17,357,458)
                                                                       ----------------  ---------------
                 Total Stockholders' Deficit                                  (685,167)        (584,998)

                                                                       ----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $             - $          6,187
                                                                       ================  ===============


                         See accompanying Notes to Financial Statements.

                                               29


                                CONCORD VENTURES, INC.
                               STATEMENT OF OPERATIONS

                                                                     FOR THE YEARS
                                                                         ENDED
                                                                     DECEMBER 31,
                                                                   2008           2007

                                                               -------------  -------------

OPERATING EXPENSES / (INCOME)

      Gain on Statute Barred Liabilities                     $            - $   (7,229,922)
      General & Administrative Expenses                             200,327        111,783

                                                               -------------  -------------
      Total Operating Expenses / (Income)                           200,327     (7,118,139)

OPERATING INCOME (LOSS)                                            (200,327)     7,118,139

Interest and Other Income / (Expenses) Net                           (1,263)        (4,248)
                                                               -------------  -------------
(Loss) Income before Income Taxes                                  (201,590)     7,113,891

Provision for Income Taxes                                                -              -
                                                               -------------  -------------
NET (LOSS) INCOME                                            $     (201,590) $    7,113,891
                                                               =============  =============

NET (LOSS) INCOME PER COMMON SHARE

      Basic & Diluted                                        $        (0.09) $         3.45
                                                               =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                             2,294,287       2,063,034
                                                               =============  =============




                    See accompanying Notes to Financial Statements.

                                          30


                                     CONCORD VENTURES, INC.
                                    STATEMENT OF CASH FLOWS

                                                                               FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                                2008          2007

                                                                           ----------------------------

CASH FLOW PROVIDED BY  (USED IN) OPERATING ACTIVITIES

NET (LOSS) INCOME                                                          $    (201,590)$   7,113,891

ADJUSTMENTS TO RECONCILE NET (LOSS)/INCOME TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Gain on Statute Barred Liabilities                                               -    (7,229,922)
      Shares of Common Stock Issued for Services                                  75,000        10,000

CHANGES IN OPERATING ASSETS & LIABILITIES

      Decrease (Increase) in Prepaid Expenses                                        208           (10)
      Increase in Accounts Payable                                                56,023           600
      Increase (decrease) in Accrued Expenses                                      7,875        (1,387)
                                                                             ------------  ------------
      Total Cash Flow used in Operating Activities                               (62,483)     (106,828)

CASH FLOW FROM FINANCING ACTIVITIES

      Funds from Other Loans                                                      56,504        62,807
      Funds from issuance of Stock                                                     -        50,000

                                                                             ------------  ------------
      Total Cash Flow provided by / (used in)  Financing Activities               56,504       112,807

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                         $      (5,979)$       5,979
                                                                             ============  ============

Cash and Cash Equivalents at the beginning of the period                   $       5,979 $           -
                                                                             ============  ============
Cash and Cash Equivalents at the end of the period                         $           - $       5,979
                                                                             ============  ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                     $           - $           -
                                                                             ============  ============
Cash paid for income tax                                                   $           - $           -
                                                                             ============  ============


                 See accompanying Notes to Financial Statements.

                                               31


                                     CONCORD VENTURES, INC.
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                           THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                   Class A Common Stock      Additional
                                                                              Paid - in       Accumulated
                                                  Shares        Amount         Capital         Deficit           Total

                                                     #             $              $               $                $

Balance, December 31, 2006                        2,010,931         1,113      16,524,292      (24,471,349)      (7,945,944)

Stock Issued in Settlement of Debt                  187,055            19         187,036         -                 187,055

Stock Issued in Cash Consideration                   50,000             5          49,995         -                  50,000

Stock Issued as Payment For Services                 10,000             1           9,999         -                  10,000

Net Income                                           -             -              -              7,113,891        7,113,891

                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2007                        2,257,986         1,138      16,771,322      (17,357,458)        (584,998)
                                                ------------  ------------  --------------  ---------------  ---------------

Stock Issued as Payment for Services                 75,000             8          74,993         -                  75,000

Stock Issued in Settlement of Debt                   26,421             3          26,418         -                  26,421

Net Loss                                             -             -              -               (201,590)        (201,590)
                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2008                        2,359,407         1,148      16,872,733      (17,559,048)        (685,167)
                                                ============  ============  ==============  ===============  ===============



                         See accompanying Notes to Financial Statements.

                                               32

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations -- Effective February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. Effective March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

Our business activities over the years ended December 31, 2008 and 2007 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board under the trading symbol "CCVR."

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

On January 6, 2009, Mr. Wesley Whiting resigned as a director of ours for personal reasons.

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Property and Equipment- We sold all of our fixed assets effective February 16, 2001 for the benefit of our creditors as part of our Chapter 11 reorganization. Accordingly, we had no property and equipment as of December 31, 2008 and 2007, and we recorded no depreciation expense in the fiscal years ended December 31, 2008 and 2007.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at December 31, 2008 and 2007.

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

Advertising cost -- Advertising costs were expensed as incurred. No advertising costs were incurred in the years ended December 31, 2008, and 2007.

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

Our comprehensive profit / (loss) for the years ended December 31, 2008 and2007 was identical to our net profit / (loss) for the years ended December 31, 2008 and 2007.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the years ended December 31, 2008, and 2007 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Recently Issued Accounting Pronouncements--

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFASNo. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITFNo. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITFNo. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

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

Business Segments -- Following the sale of our entire business and all of our assets effective February 16, 2001, we consider our ongoing activities to constitute a single segment.

2.       GOING CONCERN AND LIQUIDITY:

As at December 31, 2008, we had no assets, operating business or other source of income and outstanding liabilities of $685,167 and a stockholders' deficit of $685,167.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $685,167 and reported an accumulated deficit of $17,559,048 as at December 31, 2008.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, raise debt and/or equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

3. ASSETS

As at December 31, 2008 we had no assets, while as at December 31, 2007 our sole assets were $5,979 cash and cash equivalents and $208 in prepaid rental expense.

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

In the period April 1, 2003 through March 31, 2006, our outstanding accounts payable which had been incurred, prior to our dismissal from our Chapter 11 reorganization under the state laws of California, Delaware, Florida, Indianapolis, Maryland, Nebraska, North Carolina, Pennsylvania, Texas and Vermont were statute barred. Accordingly, we recognized a gain on these statute barred liabilities of $315,000 in the period.

In the three months ended March 31, 2007, our outstanding accounts payable which had been incurred, prior to our dismissal from our Chapter 11 reorganization, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly, we recognized a gain on statute barred liabilities of $1.6 million.

As a result of the impact of the statute of limitation on our outstanding liabilities, effective March 31, 2007, our outstanding accounts payable had been reduced from in excess of $2 million to approximately $95,000.

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

In the three months ended March 31, 2007, our outstanding liability in respect of customer prepayments was statute barred and accordingly we recognized a gain on statute barred liabilities of $1.1 million the period in respect of these statute barred customer prepayments.

As a result of the impact of the statute of limitation on our outstanding liability for customer prepayments, effective March 31, 2007, our outstanding liability for customer prepayments was reduced from $1.1 million to $0.

6. ACCRUED EXPENSES

Interest was accrued at 8% on the loan made to us by Mr. David J Cutler, one of our directors.

In the three months ended March 31, 2007, $552,000 of our accruals in respect of both outstanding liabilities and interest on liabilities outstanding at the date of our bankruptcy were statute barred and accordingly we recognized a gain on statute barred liabilities of $552,000 on the release of these accruals.

As a result of the impact of the statute of limitation on our outstanding liability for accrued liabilities, effective March 31, 2007 our outstanding liability for accrued liabilities was reduced from $642,000 to $91,000.

7. CAPITAL AND OPERATING LEASES

In the three months ended March 31, 2007, our outstanding liabilities under capital and operating leases which had been entered into prior to our dismissal from our Chapter 11 reorganization, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly we recognized a gain on statute barred liabilities of $2.7 million

As a result of the impact of the statute of limitation on our outstanding liabilities under capital and operating leases, effective March 31, 2007, our outstanding liabilities under capital and operating leases had been reduced from in excess of $3.5 million to approximately $403,000.

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

On December 3, 2007 we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors

On August 22, 2008 we further issued 26,421 shares of restricted common stock to David Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421. The share issue was authorized by the independent members of our Board of Directors.

As at December 31, 2008 we owed Mr. Cutler $31,560.67 including accrued interest of $874.58.

Interest is accrued on the loan at 8%.

9. CONVERTIBLE SUBORDINATED NOTES

During the three months ended March 31, 2007, our liability in respect of $1,425,000 convertible debt became statute barred and consequently we no longer have any liability outstanding in respect of this convertible debt.

In the year ended December 31, 2007, we issued 100,000 shares of our common stock, valued at $100,000, in settlement of a disputed claim in respect of these liabilities.

10. COMMITMENTS:

Capital and Operating Leases

In the three months ended March 31, 2007, our outstanding liabilities under capital and operating leases which had been entered into prior to our dismissal from our Chapter 11 reorganization effective March 13, 2001, under the state laws of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Mississippi, New Jersey, New York, Oregon, South Dakota, Tennessee, Washington and Wisconsin were statute barred. Accordingly we recognized a gain on statute barred liabilities of $2.7 million

As a result of the impact of the statute of limitation on our outstanding liabilities under capital and operating leases, effective March 31, 2007, our outstanding liabilities under capital and operating leases had been reduced from in excess of $3.5 million to approximately $403,000.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

11. RELATED PARTY TRANSACTIONS

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

On December 3, 2007, we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issue was authorized by the independent members of our Board of Directors

On August 22, 2008,  we issued  25,000 of  restricted  common  stock,  valued at
$25,000,  to  a  consultant,   who  is  an  existing  shareholder  of  ours,  as
compensation for services he had provided to us.

On August 22, 2008, we further issued 26,421 shares of restricted common stock to David Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421. The share issue was authorized by the independent members of our Board of Directors.

As at December 31, 2008, we owed Mr. Cutler $31,560.67 including accrued interest of $874.58.

During the financial year ended December 31, 2008, we paid $60,000 (2007 - $10,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

12   STOCKHOLDERS' DEFICIT:

Preferred Stock

We were authorized, without further action by the shareholders, to issue 10,000,000 shares of one or more series of preferred stock at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences.

No shares of preferred stock were issued or outstanding during the financial years ended December 31, 2008 and 2007.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008 we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

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

Warrants

No warrants were issued or outstanding during the financial years ended December 31, 2008 and 2007.

Stock Options

Effective March 19, 1999, we adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorized the issuance of up to 75,000 shares of Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date.

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
                                         =========       =========          ===========       ==========


13. INCOME TAXES:

We had losses since our Inception, and therefore were not subject to federal or state income taxes. We have accumulated tax losses available for carryforward in excess $17 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2021. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue more than 50% of our total authorized and issued share capital in September 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

14. SEGMENT INFORMATION:

Following the sale of our entire business and all of our assets effective February 16, 2001, we consider our ongoing business activities to constitute a single segment.

17. SUBSEQUENT EVENTS:

On January 6, 2009, Mr. Wesley Whiting resigned as a director of ours for personal reasons.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONCORD VENTURES, INC.


Date: March 24, 2009                     By:        /s/ DAVID J. CUTLER
                                             --------------------------
                                                    David J Cutler
                                                    Chief Executive Officer, &
                                                    Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                    TITLE                         DATE


    /s/ David J. Cutler          Chief Executive Officer       March 24, 2009
        David  J. Cutler         &
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

    /s/ Redgie Green             Director                      March 24, 2009
        Redgie Green