Form 10-Q
period 2009-03-31
CONCORD VENTURES, INC.
filed 2009-05-13
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 fo Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2009, there were 2,359,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                             CONCORD VENTURES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

Balance Sheet - March 31, 2009 and December 31, 2008                         3

Statement of Operations  - Three months ended  March 31, 2009 and 2008       4

Statement of Cash Flows - Three months ended March 31, 2009 and 2008         5

Notes to Financial Statements                                                6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         24

Item 4. Controls and Procedures                                             24

Item 4T.  Controls and Procedures                                           24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 3.  Defaults Upon Senior Securities                                    25

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 5.  Other Information                                                  26

Item 6.  Exhibits                                                           26

SIGNATURES                                                                  27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                               CONCORD VENTURES, INC.
                                   BALANCE SHEETS

                                                                                   MARCH 31,          DECEMBER 31,
                                                                                      2009                2008
                                                                                  (Unaudited)         (Unaudited)
                               ASSETS


TOTAL ASSETS                                                                   $              0    $              0
                                                                                 ===============     ===============

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                         $        169,203    $        150,390
      Accrued Expenses                                                                   97,644              96,915
      Capital Leases                                                                    210,960             210,960
      Operating Leases                                                                  196,216             196,216
      Other Loans                                                                        49,250              30,686
      Convertible Subordinated Notes                                                          0                   0

                                                                                 ---------------     ---------------
                   Total Current Liabilities                                            723,274             685,167

LONG TERM LIABILITIES                                                                         0                   0

COMMITMENTS AND CONTINGENCIES (Note. 8)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                               1,148               1,148
      shares authorized as at March 31, 2009 and December 31, 2008,
      2,359,407 shares issued and outstanding as at March 31, 2009 and
       December 31, 2008
      Additional Paid In Capital                                                     16,872,734          16,872,733
      Accumulated Deficit                                                           (17,597,155)        (17,559,048)
                                                                                 ---------------     ---------------
                   Total Stockholders' Deficit                                         (723,274)           (685,167)

                                                                                 ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $             (0)   $             (0)
                                                                                 ===============     ===============


                         See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                                    FOR THE THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                                    2009              2008
                                                                                --------------   ---------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                                                37,378            45,185

                                                                                --------------   ---------------
      Total Operating Expenses / (Income)                                              37,378            45,185

OPERATING PROFIT / (LOSS)                                                             (37,378)          (45,185)

Interest and Other Income / (Expenses) Net                                               (730)              (55)

                                                                                --------------   ---------------
Profit / (Loss) before Income Taxes                                                   (38,107)          (45,239)

Provision for Income Taxes                                                                  -                 -

                                                                                --------------   ---------------
NET PROFIT / (LOSS)                                                           $       (38,107) $        (45,239)
                                                                                ==============   ===============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                                  ($0.02)           ($0.02)
                                                                                ==============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                               2,359,407         2,257,986
                                                                                ==============   ===============











                         See accompanying Notes to Financial Statements.


                                CONCORD VENTURES, INC.
                               STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    2008                2008
                                                                                 ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                           $  (38,107)        $      (45,239)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES                                          0                        0

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                                    18,814                 28,756
      Increase / (decrease) in Accrued Expenses                                      729                     526

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                 18,564                (15,958)

CASH FLOW FROM INVESTING ACTIVITIES                                                   0                        0

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                    0                        0

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                      18,564                 13,154

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                18,564                 13,154

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                               $      0           $       (2,804)
                                                                               ==============       =============

Cash and Cash Equivalents at the beginning of the period                       $      0           $        5,979
                                                                               ==============       =============
Cash and Cash Equivalents at the end of the period                             $      0           $        3,175
                                                                               ==============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $      0           $            0
                                                                               --------------       -------------
Cash paid for income tax                                                       $      0           $            0
                                                                               --------------       -------------



No corporate bank account was maintained during the three months ended March 31, 2007.





                    See accompanying Notes to Financial Statements.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)

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

Our business activities in the three months ended March 31, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

On July 25, 2007, we filed a Form 10-SB12G with the SEC seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective September 23, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol "CCVR"

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved resolutions to re-elect Messrs. Cutler, Whiting and Green as our directors, reincorporate the Company in Delaware, authorize an up to 3 for 1 reverse split of our shares of common stock, change our name to a name to be chosen at the discretion of the Board of directors and to ratify the appointment of our auditor, Larry O'Donnell, CPA, PC.

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

On January 6, 2009, Mr. Wesley Whiting resigned as a director of ours for personal reasons. We are actively seeking to appoint a replacement for Mr. Whiting as a non-executive director.

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Form 10-K filed with the SEC.

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

Our comprehensive loss was identical to our net loss for the three months ended March 31, 2009 and 2008.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three months ended March 31, 2009 and 2008 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Business Segments -- We believe that our activities during the three months ended March 31, 2009 and 2008 comprised a single segment.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITFNo. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITFNo. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2009, we had no assets, no operating business or other source of income, outstanding liabilities totaling $723,274 and a stockholder' deficit of $723,274.

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

3 ASSETS

We had no assets during the three months ended March 31, 2009

4. ACCOUNTS PAYABLE

The increase in accounts payable during the three months ended March 31, 2009 reflects the legal and professional fees incurred implementing the actions approved in our shareholders meeting of April 2008.

5. ACCRUED EXPENSES

Accrued expenses related to accrued employee costs outstanding at the date we filed bankruptcy and accrued interest expenses in respect of our outstanding liabilities. As a result of the impact of the statute of limitation, our outstanding liability for accrued liabilities was reduced to $89,000.

Interest is accrued at 8% on the loan made to us by Mr. David J. Cutler, an officer and a director of the Company.

6. CAPITAL AND OPERATING LEASES

Effective December 2000, when we filed for bankruptcy, we recognized in full the outstanding liabilities under all our capital and operating leases. As a result of the impact of the statute of limitation, our outstanding liabilities under capital and operating leases had been reduced to approximately $407,000.

7. OTHER LOANS

Other loans represent the loan made to us by one of our directors, Mr. David J Cutler. Interest is accrued on the loan at 8%.

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

On August 22, 2008, we further issued 26,421 shares of restricted common stock to David Cutler, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421. The share issuance was authorized by the independent members of our Board of Directors.

At March 31, 2009, we owed Mr. Cutler $50,678 including accrued interest of $1,428.

8. COMMITMENTS:

Capital and Operating Leases

As a result of the impact of the statute of limitation, our outstanding liabilities under capital and operating leases had been reduced to approximately $407,000.

9. RELATED PARTY TRANSACTIONS

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

On December 3, 2007, we issued 87,055 shares of our restricted common stock to David J Cutler, one of our directors, in full and final settlement of the $87,055 loan Mr. Cutler had outstanding with, including accrued interest of $5,634, in respect of services and funding he has provided to the us in the period October 2006 through November 2007. The share issuance was authorized by the independent members of our Board of Directors

On August 22, 2008,  we issued  25,000 of  restricted  common  stock,  valued at
$25,000,  to  a  consultant,   who  is  an  existing  shareholder  of  ours,  as
compensation for services he had provided to us.

On August 22, 2008, we furtherissued 26,421 shares of restricted common stock to David Cutler, our President and a director of ours, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421. The share issuance was authorized by the independent members of our Board of Directors.

As at March 31, 2009, we owed Mr. Cutler $50,678 including accrued interest of $1,428.

During the three months ended March 31, 2009, we paid $15,000 (2008 - $15,000) of Mr. Cutler's remuneration to Burlingham in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

10.  STOCKHOLDERS' DEFICIT:

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

No shares of preferred stock were issued or outstanding during the three months ended March 31, 2009 and 2008.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

RECENT ISSUANCES

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

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2009 and 2008.

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

The following table summarizes stock option activity under the Plan:


                                  Under the Stock Option Plan:                  Other Grants:
                           -------------------------------------------       --------------------
                                       Granted to                                  Granted to
                                       Non-Employees                               Non-Employees
                                   --------------------                         -------------------

                                                         Weighted                            Weighted
                                                         Average                              Average
                                                         Exercise                             Exercise
                                          Shares         Price                 Shares         Price
                                          -------        --------             --------       --------
Outstanding at December 31, 2007           2,000          $45.00                -                   -
            Granted                            -               -                -                   -
            Exercised                          -               -                -                   -
            Canceled                           -               -                -                   -
                                         ---------       ---------          -----------       ----------
Outstanding at March 31, 2009              2,000          $45.00                -                   -
                                         =========       =========          ===========       ==========
Exercisable at March 31, 2009              2,000          $45.00                -                   -
                                         =========       =========          ===========       ==========
Exercisable at March 31, 2009              2,000          $45.00                -                   -
                                         =========       =========          ===========       ==========

11. INCOME TAXES

We had losses since our Inception, and therefore were not subject to federal or state income taxes. We have accumulated tax losses available for carryforward in excess $17 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2064. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently, following the issue more than 50% of our total authorized and issued share capital in September 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

12. SUBSEQUENT EVENTS

None.

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

Our business activities over the three months ended March 31, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol "CCVR"

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved resolutions to re-elect Messrs. Cutler, Whiting and Green as our directors, reincorporate the Company in Delaware, authorize an up to 3 for 1 reverse split of our shares of common stock, change our name to a name to be chosen at the discretion of the Board of directors and to ratify the appointment of our auditor, Larry O'Donnell, CPA, PC.

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

On January 6, 2009, Mr. Wesley Whiting resigned as a director of ours for personal reasons. We are actively seeking to appoint a replacement for Mr. Whiting as a non-executive director.

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

Liquidity and Capital Resources

At March 31, 2009, we had no assets, no operating  business or source of income,
outstanding   liabilities  totaling  $723,274  and  a  stockholder'  deficit  of
$723,274.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $685,167 and reported an accumulated deficit of $17,559,048 at December 31, 2008.

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

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

General and Administrative Expenses

During the three months ended March 31, 2009, we incurred $37,378 in general and administrative expenses compared to $45,185 in the three months ended March 31, 2008, a decrease of $7,807. The decrease was largely due legal fees incurred during the three months ended March 31, 2008 in connection with our effort to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934 and being re-listed on the OTC Bulletin Board. No such legal fees were incurred in then three months ended March 31, 2009.

Interest Expense

We recognized an interest expense of $730 during the three months ended March 31, 2009, compared to $55 during the three months ended March 31, 2008, an increase of $675. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods .

Profit / (Loss) before Income Tax

In the three months ended March 31, 2009, we recognized a loss before income tax of $38,107 compared to a loss before income tax of $45,239 in the three months ended March 31, 2008, a decrease of $7,132 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended March 31, 2009 or 2008 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended March 31, 2009, we recognized a net loss of $38,107 compared to a net loss of $45,239 in the three months ended March 31, 2009, a decrease of $7,132 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended March 31, 2009 and 2008.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

At March 31, 2009, we had no assets, no operating business or other source of income, outstanding liabilities totaling $723,274 and a stockholder' deficit of $723,274.

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

During the three months ended March 31, 2009, we did not have a bank account and consequently, there were no movements in cash flow in the three months ended March 31, 2009. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company.

Net cash used in operations in the three months ended March 31, 2009, was $18,564. This sum was a result of the increases in accounts payable and accrued expenses and does not represent an actual outflow of cash on our part. Our net losses at March 31, 2009 of $38,107 were not adjusted for any non-cash items.

Net cash used in operations in the three months ended March 31, 2008 was $15,958. Our net loss, without any need for adjustment for non-cash items, resulted in a negative cash flow of $45,239, which was partially offset by a positive cash flow of $29,281generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the three months ended March 31, 2009 and 2008.

During the three months ended March 31, 2009, the Company received $18,564 from its financing activities from other loans. This increase in other loans was a result of the payment of liabilities and expenses on our behalf by officers, directors and shareholders. Net cash provided by financing activities during the three months ended March 31, 2008 was $13,154 provided to us by loans from our shareholders.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the quarter ended March 31, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the three months ended March 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2009 and 2008 and, to the best of our knowledge, no legal proceedings are pending or threatened.


ITEM 2.  CHANGES IN SECURITIES

Changes in our securities are described in Note 10. Stockholders' Deficit in the Notes to Financial Statements above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of certain capital and operating leases as described in Note 6. Capital and Operating Leases in the Notes to Financial Statements above.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
                   Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONCORD VENTURES, INC.


Date: May 12, 2009                              By:   /s/ DAVID J. CUTLER
                                                     ---------------------------
                                                     David J Cutler
                                                     Chief Executive Officer, &
                                                     Chief Financial Officer