Form 10-Q
period 2009-06-30
CONCORD VENTURES, INC.
filed 2009-08-10
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]     No [ ]

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

As of July 31, 2009, there were 2,359,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.


                                     CONCORD VENTURES, INC.
                                              INDEX

PART I - FINANCIAL INFORMATION                                                                         Page
                                                                                                       ----

Item 1.      Financial Statements (Unaudited).............................................................3

             Balance Sheet - June 30, 2009 and December 31, 2008 .........................................3

             Statement of Operations  - Three and six months ended  June 30, 2009 and 2008................4

             Statement of Cash Flows - Six months ended June 30, 2009 and 2008............................5

             Notes to Financial Statements ...............................................................6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................................15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk .................................22

Item 4.      Controls and Procedures.....................................................................22

Item 4T.     Controls and Procedures.....................................................................22

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings ..........................................................................23

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds ................................23

Item 3.      Defaults Upon Senior Securities.............................................................23

Item 4.      Submission of Matters to a Vote of Security Holders ........................................23

Item 5.      Other Information...........................................................................24

Item 6.      Exhibits....................................................................................25

SIGNATURES ..............................................................................................26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     CONCORD VENTURES, INC.
                                         BALANCE SHEETS


                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2009                2008
                                                                                   Unaudited            Audited
                               ASSETS


TOTAL ASSETS                                                                   $              -    $              -
                                                                                 ===============     ===============

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                         $        173,623    $        150,390
      Accrued Expenses                                                                   98,741              96,915
      Capital Leases                                                                    210,960             210,960
      Operating Leases                                                                  196,216             196,216
      Loans - Relared Parties                                                            65,809              30,686

                                                                                 ---------------     ---------------
                   Total Current Liabilities                                            745,350             685,167

LONG TERM LIABILITIES                                                                         -                   -

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                               1,148               1,148
      shares authorized as at June 30, 2009 and December 31, 2008,
      2,359,407 shares issued and outstanding as at June 30, 2009 and
       December 31, 2008
      Additional Paid In Capital                                                     16,872,734          16,872,733
      Accumulated Deficit                                                           (17,619,231)        (17,559,048)
                                                                                 ---------------     ---------------
                   Total Stockholders' Deficit                                         (745,350)           (685,167)

                                                                                 ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $               -    $              -
                                                                                 ===============     ===============







                         See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                                    STATEMENTS OF OPERATIONS
                                           UNAUDITED

                                                                  FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                          ENDED                          ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                    2009           2008            2009           2008
                                                                -------------  --------------  -------------  -------------

OPERATING EXPENSES / (INCOME)

      Gain on Statute Barred Liabilities                     $             - $             - $            - $            -
      General & Administrative Expenses                               20,979          23,731         58,356         68,915
                                                                -------------  --------------  -------------  -------------
      Total Operating Expenses / (Income)                             20,979          23,731         58,356         68,915

OPERATING PROFIT / (LOSS)                                            (20,979)        (23,731)       (58,356)       (68,915)

Interest and Other Income / (Expenses) Net                            (1,097)           (334)        (1,827)          (389)
                                                                -------------  --------------  -------------  -------------
Profit / (Loss) before Income Taxes                                  (22,076)        (24,064)       (60,183)       (69,304)

Provision for Income Taxes                                                 -               -              -              -
                                                                -------------  --------------  -------------  -------------
NET PROFIT / (LOSS)                                          $       (22,076) $      (24,064) $     (60,183) $     (69,304)
                                                                =============  ==============  =============  =============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                 ($0.01)         ($0.01)        ($0.03)        ($0.03)
                                                                =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                              2,359,407       2,257,986      2,359,407      2,257,986
                                                                =============  ==============  =============  =============














                         See accompanying Notes to Financial Statements.


                                     CONCORD VENTURES, INC.
                                    STATEMENT OF CASH FLOWS
                                           UNAUDITED

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    2009                2008
                                                                                 ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                           $     (60,183)     $      (69,304)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase) / decrease in Prepaid Expenses                                            -                 208
      Increase / (decrease) in Accounts Payable                                       23,233              30,455
      Increase / (decrease) in Accrued Expenses                                        1,827               7,388
                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                   (35,123)            (31,253)

CASH FLOW FROM INVESTING ACTIVITIES                                                        -                   -
                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                         -                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                         35,123              25,449
      Issue of Stock                                                                       -                   -
                                                                               --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                   35,123              25,449

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                               $           -      $       (5,804)
                                                                               ==============       =============

Cash and Cash Equivalents at the beginning of the period                       $           -      $        5,979
                                                                               ==============       =============
Cash and Cash Equivalents at the end of the period                             $           -      $          175
                                                                               ==============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $           -      $            -
                                                                               --------------       -------------
Cash paid for income tax                                                       $           -      $            -
                                                                               --------------       -------------



No corporate bank account was maintained during the six months ended June 30, 2009.




                         See accompanying Notes to Financial Statements.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Our business activities during the six months ended June 30, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Form 10-K filed with the SEC.

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

Our comprehensive loss was identical to our net loss for the three and six months ended June 30, 2009 and 2008.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and six months ended June 30, 2009 and 2008 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Business Segments -- We believe that our activities during the three and six months ended June 30, 2009 and 2008 comprised a single segment.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its results of operations or financial condition.

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

In April 2009, the FASB issued two related Staff Positions: (1) FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", ("FSP SFAS 115-2 and SFAS 124-2") and (2) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments", ("FSP SFAS 107-1 and APB 28-1"), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of the adoption of these Staff Positions will have on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. 141R-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The Company is currently evaluating the impact of the adoption of FSP 141R-1 will have on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company's financial condition or results of operation.

2.       GOING CONCERN AND LIQUIDITY

At June 30, 2009, we had no assets, no operating business or other source of income, outstanding liabilities and a stockholder' deficit of $745,350.

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

3.       ASSETS

We had no assets during the three and six months ended June 30, 2009

4.       ACCOUNTS PAYABLE

The increase in accounts payable during the three and six months ended June 30, 2009 reflects the legal and professional fees incurred implementing the actions approved in our shareholders meeting of April 2008.

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

7.       LOANS - RELATED PARTIES

Loans -Related Parties represent the loan made to us by one of our directors, Mr. David J Cutler. Interest is accrued on the loan at 8%.

On August 22, 2008, we further issued 26,421 shares of restricted common stock to David Cutler, in full settlement of the our debt to Mr. Cutler as at June 30, 2008 of $26,421. The share issuance was authorized by the independent members of our Board of Directors.

At June 30, 2009,  we owed Mr.  Cutler  $68,511  including  accrued  interest of
$2,701.

8.       COMMITMENTS

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

At June 30, 2009,  we owed Mr.  Cutler  $68,511  including  accrued  interest of
$2,701.

During the six months ended June 30, 2009, we paid $30,000 (six months ended June 30, 2008 - $30,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham') in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

10.      STOCKHOLDERS' DEFICIT

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

No shares of preferred stock were issued or outstanding during the six months ended June 30, 2009 and 2008.

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

Warrants

No warrants were issued or outstanding during the six months ended June 30, 2009 and 2008.

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

The following table summarizes stock option activity under the Plan:


                                              Under the Stock Option Plan               Other Grants:
                                              ---------------------------              -------------
                                                      Granted to                         Granted to
                                                    Non- Employees                      Non-Employees

                                                       Weighted                           Weighted
                                                        Average                            Average
                                                       Exercise                           Exercise
                                                 Shares        Price                 Share        Price

Outstanding at December 31, 2008                  2,000       $45.00                ------       ------
         Granted                                 ------       ------                ------       ------
         Exercised                               ------       ------                ------       ------
         Canceled                                ------       ------                ------       ------

Outstanding at June 30, 2009                      2,000       $45.00                ------       ------
                                                  =====       ======                ======       ======

Exercisable at June 30, 2009                      2,000       $45.00                ------       ------
                                                  =====       ======                ======       ======

Exercisable at June 30, 2008                      2,000       $45.00                ------       ------
                                                  =====       ======                ======       ======

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

Our business activities over the six months ended June 30, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

Liquidity and Capital Resources

At June 30, 2009, we had no assets, no operating business or other source of income, outstanding liabilities and a stockholder' deficit of $745,350.

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

In addition, the United States is experiencing instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2009  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2008

General and Administrative Expenses

During the three months ended June 30, 2009, we incurred $20,979 in general and administrative expenses compared to $23,731 in the three months ended June 30, 2008, a decrease of $2,752. The decrease was largely due increased legal fees incurred during the three months ended June 30, 2008 in connection with our effort to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934 and being re-listed on the OTC Bulletin Board.

Interest Expense

We recognized an interest expense of $1,097 during the three months ended June 30, 2009, compared to $334 during the three months ended June 30, 2008, an increase of $763. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods .

Profit / (Loss) before Income Tax

In the three months ended June 30, 2009, we recognized a loss before income tax of $22,076 compared to a loss before income tax of $24,064 in the three months ended June 30, 2008, a decrease of $1,988 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended June 30, 2009 or 2008 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended June 30, 2009, we recognized a net loss of $22,076 compared to a net loss of $24,064 in the three months ended June 30, 2008, a decrease of $1,988 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended June 30, 2009 and 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

General and Administrative Expenses

During the six months ended June 30, 2009, we incurred $58,356 in general and administrative expenses compared to $68,915 in the six months ended June 30, 2008, a decrease of $10,559. The decrease was due to a decrease in legal fees incurred during the six months ended June 30, 2008 in connection with our effort to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934 and being re-listed on the OTC Bulletin Board.

Interest Expense

We recognized an interest expense of $1,827 during the six months ended June 30, 2009, compared to $389 during the six months ended June 30, 2008, an increase of $1,438. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods .

Profit / (Loss) before Income Tax

In the six months ended June 30, 2009, we recognized a loss before income tax of $60,183 compared to a loss before income tax of $69,304 in the six months ended June 30, 2008, a decrease of $9,121 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the six months ended June 30, 2009 or 2008, as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the six months ended June 30, 2009, we recognized a net loss of $60,183 compared to a net loss of $69,304 in the six months ended June 30, 2008, a decrease of $9,121 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the six months ended June 30, 2009 and 2008.


CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

At June 30, 2009, we had no assets, no operating business or other source of income, outstanding liabilities and a stockholder' deficit of $745,350.

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

During the six months ended June 30, 2009, we did not have a bank account and consequently, there were no movements in cash flow in the six months ended June 30, 2009. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company.

Net cash used in operations in the six months ended June 30, 2009, was $35,123. This was funded by an increase in accounts payable and accrued expenses and does not represent an actual outflow of cash on our part. Our net losses for the six months ended June 30, 2009 of $60,183 did not require any adjustment for non-cash items.

Net cash used in operations in the six months ended June 30, 2008 was $31,253. Our net loss, without any need for adjustment for non-cash items, resulted in a negative cash flow of $69,304, which was partially offset by a positive cash flow of $38,051 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the six months ended June 30, 2009 and 2008.

During the six months ended June 30, 2009, the Company received $35,123 from its financing activities from related party loans. This increase in related party loans was a result of the payment of liabilities and expenses on our behalf by officers, directors and shareholders. Net cash provided by financing activities during the six months ended June 30, 2008 was $25,449 arising from loans to us from our shareholders.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the quarter ended June 30, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.


Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the three months ended June 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and six months ended June 30, 2009 and 2008 and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

                                                   CONCORD VENTURES, INC.



Date: August 8, 2009                               By: /s/ DAVID J. CUTLER
                                                     ---------------------------
                                                     David J Cutler
                                                     Chief Executive Officer &
                                                     Chief Financial Officer