Form 10-Q
period 2009-09-30
CONCORD VENTURES, INC.
filed 2009-11-16
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                             CONCORD VENTURES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

       COLORADO                                               84-1472763
-------------------------                               ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  303-380-8280
                                ----------------
                         (Registrant's Telephone number)

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

As of October 31, 2009, there were 2,359,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.


                             CONCORD VENTURES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page
                                                                                               ----

Item 1.  Financial Statements (Unaudited)........................................................3

         Balance Sheet - September 30, 2009 and December 31, 2008 ...............................3

         Statement of Operations - Three and nine months ended September 30, 2009 and 2008................................................................................4

         Statement of Cash Flows - Nine months ended September 30, 2009 and 2008.................5

         Notes to Financial Statements ..........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............................21

Item 4.  Controls and Procedures................................................................21

Item 4T. Controls and Procedures................................................................21

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ....................................................................22

Item 1.A. Risk Factors .........................................................................22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ..........................22

Item 3.   Defaults Upon Senior Securities.......................................................22

Item 4.   Submission of Matters to a Vote of Security Holders ..................................22

Item 5.   Other Information.....................................................................23

Item 6.   Exhibits..............................................................................23

SIGNATURES .....................................................................................25

                                    PART I

ITEM 1. FINANCIAL STATEMENTS


                                CONCORD VENTURES, INC.
                                    BALANCE SHEETS


                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                       2009              2008
                                                                                    Unaudited           Audited
                               ASSETS

TOTAL ASSETS                                                                   $               -    $              -
                                                                                 ===============     ===============

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                         $        174,035    $        150,390
      Accrued Expenses                                                                  100,005              96,915
      Capital Leases                                                                    210,960             210,960
      Operating Leases                                                                  196,216             196,216
      Loans - Related Parties                                                            82,809              30,686
                                                                                 ---------------     ---------------
                   Total Current Liabilities                                            764,025             685,167

LONG TERM LIABILITIES                                                                         -                   -

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                               1,148               1,148
      shares authorized as at September 30, 2009 and December 31, 2008,
      2,359,407 shares issued and outstanding as at September 30, 2009 and December 31, 2008
      Additional Paid In Capital                                                     16,872,733          16,872,733
      Accumulated Deficit                                                           (17,637,906)        (17,559,048)
                                                                                 ---------------     ---------------
                   Total Stockholders' Deficit                                         (764,025)           (685,167)

                                                                                 ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $               -    $              -
                                                                                 ===============     ===============












                 See accompanying Notes to Financial Statements.



                                     CONCORD VENTURES, INC.
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                                  FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                          ENDED                          ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    2009           2008            2009           2008
                                                                -------------  --------------  -------------  -------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                      $        17,412 $        96,715 $       75,768 $      165,630

                                                                -------------  --------------  -------------  -------------
      Total Operating Expenses / (Income)                             17,412         (96,715)        75,768        165,630

OPERATING PROFIT / (LOSS)                                            (17,412)        (96,715)       (75,768)      (165,630)

Interest and Other Income / (Expenses) Net                            (1,263)           (460)        (3,090)          (848)

                                                                -------------  --------------  -------------  -------------
Profit / (Loss) before Income Taxes                                  (18,675)        (97,175)       (78,858)      (166,479)

Provision for Income Taxes                                                 -               -              -              -

                                                                -------------  --------------  -------------  -------------
NET PROFIT / (LOSS)                                          $       (18,675) $      (97,175) $     (78,858) $    (166,479)
                                                                =============  ==============  =============  =============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                 ($0.01)         ($0.04)        ($0.03)        ($0.07)
                                                                =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                              2,359,407       2,300,980      2,359,407      2,272,422
                                                                =============  ==============  =============  =============
















                         See accompanying Notes to Financial Statements.


                                CONCORD VENTURES, INC.
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    2009                2008
                                                                                 ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                           $     (78,858)     $     (166,479)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

      Stock Issued for Services                                                            -              75,000

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase) / decrease in Prepaid Expenses                                            -                 208
      Increase / (decrease) in Accounts Payable                                       23,645              36,500
      Increase / (decrease) in Accrued Expenses                                        3,091               7,459

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                   (52,123)            (47,312)

CASH FLOW FROM INVESTING ACTIVITIES                                                        -                   -

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                         -                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                         52,123              41,333
      Issue of Stock                                                                       -                   -

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                   52,123              41,333

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                               $           -      $       (5,979)
                                                                               ==============       =============

Cash and Cash Equivalents at the beginning of the period                       $           -      $        5,979
                                                                               ==============       =============
Cash and Cash Equivalents at the end of the period                             $           -      $            -
                                                                               ==============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $           -      $            -
                                                                               --------------       -------------
Cash paid for income tax                                                       $           -      $            -
                                                                               --------------       -------------



No corporate bank account was maintained during the nine months ended September 30, 2009.




                    See accompanying Notes to Financial Statements.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

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

In March 2006, we appointed a new board of directors and focused on reaching satisfactory negotiated settlements with our outstanding creditors, bringing our financial records up to date, seeking a listing on the over the counter bulletin board, raising debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

Our business activities during the nine months ended September 30, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Form 10-K filed with the SEC.

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

Our comprehensive loss was identical to our net loss for the three and nine months ended September 30, 2009 and 2008.

Income (Loss) Per Share -- Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and nine months ended September 30, 2009 and 2008 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Business Segments -- We believe that our activities during the three and nine months ended September 30, 2009 and 2008 comprised a single segment.

Subsequent Events -- We evaluated the effects of all subsequent events from the end of the third quarter through November 13, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").

Recent Accounting Pronouncements -- In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles").
ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.       GOING CONCERN AND LIQUIDITY

At June 30, 2009, we had no assets, no operating business or other source of income, outstanding liabilities and a stockholder' deficit of $764,025.

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

3.       ASSETS

We had no assets during the three and nine months ended September 30, 2009

4.       ACCOUNTS PAYABLE

The  increase  in  accounts  payable  during  the  three and nine  months  ended
September   30,  2009  reflects  the  legal  and   professional   fees  incurred
implementing our business plan.

5.       ACCRUED EXPENSES

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

At September 30, 2009, we owed Mr. Cutler $86,774 including accrued interest of $3,965.

8.       COMMITMENTS

Capital and Operating Leases

Effective December 2000, when we filed for bankruptcy, we recognized in full the outstanding liabilities under all our capital and operating leases.

Litigation

To the best of our knowledge and our belief there is no pending legal action against us.

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

At September 30, 2009, we owed Mr. Cutler $86,774 including accrued interest of $3,965

During the nine months ended September 30, 2009, we paid $45,000 (nine months ended September 30, 2008 - $45,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

No shares of preferred stock were issued or outstanding during the nine months ended September 30, 2009 and 2008.

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

Warrants

No warrants were issued or outstanding during the nine months ended September 30, 2009 and 2008.

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

The following table summarizes stock option activity under the Plan:


                                        Under the Stock Option Plan         Other Grants:
                                        ---------------------------        -------------
                                                Granted to                   Granted to
                                              Non- Employees                Non-Employees

                                                 Weighted                     Weighted
                                                  Average                      Average
                                                 Exercise                     Exercise
                                           Shares        Price           Share        Price

Outstanding at December 31, 2008            2,000       $45.00          ------       ------
         Granted                            -----       ------          ------       ------
         Exercised                          -----       ------          ------       ------
         Canceled                           -----       ------          ------       ------

Outstanding at September 30, 2009           2,000       $45.00          ------       ------
                                            =====       ======          ======       ======

Exercisable at September 30, 2009           2,000       $45.00          ------       ------
                                            =====       ======          ======       ======

Exercisable at September 30, 2008           2,000       $45.00          ------       ------
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

Our business activities over the nine months ended September 30, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

Liquidity and Capital Resources

At September 30, 2009, we had no assets, no operating business or other source of income, outstanding liabilities and a stockholder' deficit of $764,025

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $685,167 and reported an accumulated deficit of $17,559,048 at December 31, 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

General and Administrative Expenses

During the three months ended September 30, 2009, we incurred $17,412 in general and administrative expenses compared to $96,715 in the three months ended September 30, 2008, a decrease of $79,303. The decrease was largely due to the fact that in the three months ended September 30, 2008. we issued 75,000 shares of restricted common stock, valued at $75,000, to three consultants (25,000 shares each) as compensation for services they had provided to us One of the consultants is an existing shareholder of ours. No such stock issue was made in the three months ended September 30, 2009.

Interest Expense

We recognized an interest expense of $1,263 during the three months ended September 30, 2009, compared to $460 during the three months ended September 30, 2008, an increase of $803. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two peri.

Profit / (Loss) before Income Tax

In the three months ended September 30, 2009, we recognized a loss before income tax of $18,675 compared to a loss before income tax of $97,175 in the three months ended September 30, 2008, a decrease of $78,500 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended September 30, 2009 or 2008 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended September 30, 2009, we recognized a net loss of $18,675 compared to a net loss of $97,175 in the three months ended September 30, 2008, a decrease of $78,500 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended September 30, 2009 and 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

General and Administrative Expenses

During the nine months ended September 30, 2009, we incurred $75,768 in general and administrative expenses compared to $165,630 in the nine months ended September 30, 2008, a decrease of $89,862. The decrease was due to the fact that in the three months ended September 30, 2008 we issued 75,000 shares of restricted common stock, valued at $75,000, to three consultants (25,000 shares each) as compensation for services they had provided to us and incurred higher than usual legal fees in connection with our effort to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934 and being re-listed on the OTC Bulletin Board.

Interest Expense

We recognized an interest expense of $3,090 during the nine months ended September 30, 2009, compared to $848 during the nine months ended September 30, 2008, an increase of $2,242. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods .

Profit / (Loss) before Income Tax

In the nine months ended September 30, 2009, we recognized a loss before income tax of $78,858 compared to a loss before income tax of $166,479 in the nine months ended September 30, 2008, a decrease of $87,621 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the nine months ended September 30, 2009 or 2008, as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the nine months ended September 30, 2009, we recognized a net loss of $78,858 compared to a net loss of $166,479 in the nine months ended September 30, 2008, a decrease of $87,621 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the nine months ended September 30, 2009 and 2008.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

At September 30, 2009, we had no assets, no operating business or other source of income, outstanding liabilities and a stockholder' deficit of $764,025.

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

During the nine months ended September 30, 2009, we did not have a bank account and consequently, there were no movements in cash flow in the nine months ended September 30, 2009. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company.

Net cash used in operations in the nine months ended September 30, 2009, was $52,123 compared to $47,312 in the nine months ended September 30, 2008, an increase of $4,811. Our net losses for the nine months ended September 30, 2009 of $78,858, without any required adjustment for non-cash items, were partially offset by a cash positive movement of 26,736 in our operating assets and liabilities. This compares with net losses of $91,479, after adjustment for non cash items, in the nine months ended September 30, 2008, which were partially offset by a $44,167 cash positive movement of 26,736 in our operating assets and liabilities.

No cash was provided by or used in investing activities during the nine months ended September 30, 2009 and 2008.

Net cash provided by our financing activities was $52,123 in the nine months ended September 30, 2009, compared to $41,333 in the nine months ended September 30, 2008, an increase of $10,790. This increase arose from an increase in related party loans as a result of the payment of liabilities and expenses on our behalf by officers, directors and shareholders.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of the quarter ended September 30, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and nine months ended September 30, 2009 and 2008 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
             PROCEEDS

Changes in our securities are described in Note 10. Stockholders' Deficit in the Notes to Financial Statements above. During the period of July 1, 2009 through September 30, 2009, there was no issuance of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of certain capital and operating leases as described in Note 6. Capital and Operating Leases in the Notes to Financial Statements above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine months ended September 30, 2009, we did not hold any shareholders meetings or submit any matters to our shareholders for approval.

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

                                              CONCORD VENTURES, INC.



Date: November 16, 2009                       By: /s/ David J. Cutler
                                                  ---------------------
                                                  David J Cutler
                                                  Chief Executive Officer &
                                                  Chief Financial Officer