Form 10-K/A
period 2008-12-31
CONCORD VENTURES, INC.
filed 2010-01-20
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-K/A
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           2460 WEST 26th AVENUE, SUITE 380-C, DENVER, COLORADO 80211
                     --------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                Explanatory Note

     Concord Ventures, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009, for the sole purpose of amending Item 9A(T) and Exhibit 31.1.


ITEM 9A. CONTROLS and PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely. At the end of the period covered by this report, we carried out an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC.

Management's Annual Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

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

Changes in Internal Control Over Financial Reporting


      There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONCORD VENTURES, INC.


Date: January 14, 2010                        By: /s/ DAVID J. CUTLER
                                                  --------------------------
                                                  David J Cutler
                                                  Chief Executive Officer, &
                                                  Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                       DATE


 /s/ David J. Cutler             Chief Executive Officer     January 14, 2010
       David  J. Cutler          &
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

 /s/ Redgie Green                Director                    January 18, 2010