Form 10-Q/A
period 2009-09-30
CONCORD VENTURES, INC.
filed 2010-03-08
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10Q-A #2
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                             CONCORD VENTURES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           COLORADO                                            84-1472763
--------------------------------                        ----------------------
   (State of Incorporation)                            (IRS Employer ID Number)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  303-380-8280
                    ----------------------------------------
                         (Registrant's Telephone number)

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

                                EXPLANATORY NOTE

         Concord Ventures, Inc. is filing this Amendment No. 2 to its Quarterly Report on Form 10-A #2 for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission on November 16, 2009, for the sole purpose of amending Item 4.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES
-----------------------------------

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer , to allow timely decisions regarding required disclosure.

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