Form 10-K
period 2009-12-31
CONCORD VENTURES, INC.
filed 2010-04-15
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit to and post such files.) Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of April 9, 2010, there were 2,359,407 shares of Common Stock of the registrant issued and outstanding of which 788,287 were held by non-affiliates of the registrant.

The aggregate market value of common stock held by non-affiliates of the registrant as of April 9, 2010 was approximately $7,773.

                             CONCORD VENTURES, INC.
                         2009 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


   ITEM                             DESCRIPTION

     Part I.

Item 1.            Business

Item 1A.           Risk Factors

Item 1B.           Unresolved Staff Comments

Item 2.            Description of Properties

Item 3             Legal Proceedings

Item 4.            Removed and Reserved

    Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Item 6.            Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item7A             Quantative and Qualitative Disclosures About Market Risk

Item 8.            Financial Statements and Supplementary Data

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.           Controls and Procedures

Item 9B.           Other Information

    Part III.

Item 10.           Directors, Executive Officers and Corporate Governance

Item 11.           Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.           Certain Relationships and Related Transactions and Director
                   Independence

Item 14.           Principal Accountant Fees and Services

    Part IV.

Item 15.           Exhibits and Financial Statement Schedules

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although Concord Ventures, Inc. ("Concord" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 6 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

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

Our business activities over the years ended December 31, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the country-regionplaceUnited States and any applicable state.

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

INTELLECTUAL PROPERTY

Effective dateYear2001Day16Month2February 16, 2001, following the sale of our entire business, and all of our assets, we hold no patents or patent applications.

EMPLOYEES

As of December 31, 2009, Mr. Cutler serves as our Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with Mr. Cutler. We have no other employees.

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

As of December 31, 2009, we had outstanding liabilities of $576,304 and no assets.

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

WE BELIEVE THAT A  SUBSTANTIAL  BALANCE OF OUR  LIABILITIES  HAS BECOME  STATUTE
BARRED

During the year ended December 31, 2009, outstanding liabilities which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Texas, and we recognized a gain on these statute barred liabilities of $207,300.

During the period of April 1, 2003 through December 31, 2007, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 bankruptcy, were statute barred under the state laws in a number of different states and we recognized a gain on these statute barred liabilities in excess of $8 million in the period.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of December 31, 2009, we had an accumulated deficit of $17,450,185 and a stockholders' deficit of $576,304.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2009 and 2008, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 21), and "Conflicts of Interest." (page 21).

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of one year. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is addressStreet2460 West 26th Avenue, Suite 380-C, CityplaceDenver, StateColorado, PostalCode80211. We do not pay rent for the use of this mailing address. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.LEGAL PROCEEDINGS

No legal proceedings are currently pending or threatened to the best of our knowledge.

ITEM 4. REMOVED AND RESERVED

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                  High              Low


         Year Ended December 31, 2009:
                  First quarter                   $1.25             $0.01
                  Second quarter                    1.25              0.10
                  Third quarter                     0.17              0.10
                  Fourth quarter                    0.101             0.10
         Year Ended December 31, 2008:
                  First quarter                   $2.00             $0.70
                  Second quarter                    0.70              0.10
                  Third quarter                     0.10              0.001
                  Fourth quarter                    1.25              0.01

Record Holders.

There were 104 holders of record as of April 9, 2010; however, we believe the number of beneficial holders of our shares of common stock to be approximately
430. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado 80020. The telephone number is 303-460-1149.

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

Our business activities over the years ended December 31, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

Liquidity and Capital Resources

As at December 31, 2009, we had no assets, operating business or other source of income and outstanding liabilities of $576,304 and a stockholders' deficit of $576,304.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $576,304 and reported an accumulated deficit of $17,450,185 as at December 31, 2009.

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

Critical Accounting Policies

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the financial statements on page 31 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

All companies are required to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note 8 to the financial statements below.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2008

Gain on Statute Barred Liabilities

During the year ended December 31, 2009, we recognized a gain on statute barred liabilities of $207,300, compared to no gain on statute barred liabilities in the year ended December 31, 2008, an increase of $207,300.

During the year ended December 31, 2008, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Texas and we recognized a gain on these statute barred liabilities of $207,300.

General and Administrative Expenses

During the year ended December 31, 2009, we incurred $93,562 in general and administrative expenses compared to $200,327 in the year ended December 31, 2008, a decrease of $106,765. This decrease was largely due to legal and professional fees incurred in obtaining our listing on the OTC bulletin board, holding a shareholders' meeting and commencing implementation of the actions authorized at the shareholder meeting in 2008 which did not reoccur in 2009.

Operating Income (Loss)

In the year ended December 31, 2009, we recognized operating income of $113,738 compared to an operating loss of $200,327 in the year ended December 31, 2008, a variance of $314,065 due to the factors as discussed above.

Interest and Other Income / (Expenses) Net

In the year ended December 31, 2009, we incurred an expense of $4,874 in interest and other income / (expenses) net compared to $1,263 in the year ended December 31, 2008, an increase of $1,889. The interest expense represented accrued interest at 8% on the loan made to us by Mr. Cutler, an officer and director, in respect of expenses incurred settling certain of our outstanding liabilities and bringing our books and records up to date which he paid directly on our behalf. The increase in interest expense in the year ended December 31, 2009 as compared to the year ended December 31, 2008 reflected the increase in the principal balance of the loan provided to us by Mr. Cutler between the two periods.

We have accrued no interest expense during the years ended December 31, 2009 and 2008, in respect to our outstanding liabilities from March 2001, as we believe that these liabilities will be settled for their current carrying values, or less, and, consequently, no additional interest provision is required.

Profit before Income Tax

In the year ended December 31, 2009, we recognized income before income taxes of $108,863 compared to a $201,550 loss before incomes taxes in the year ended December 31, 2008, a variance of $310,413, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either the year ended December 31 2009 or 2008. We had sufficient brought forward tax losses to offset the profit arising the year ended December 31, 2009 and a taxable loss during the year ended December 31, 2008.

Net Income (Loss)

In the year ended December 31, 2009, we realized net income of $108,863 compared to a net loss of $201,590 in the year ended December 31, 2008, a variance of $310,413, due to the factors set out above.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008

As at December 31, 2009, we had no assets, operating business or other source of income and outstanding liabilities of $576,304 and a stockholders' deficit of $576,304.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $576,304 and reported an accumulated deficit of $17,450,185 as at December 31, 2009.

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

During the year ended December 31, 2009, we had no corporate bank account and all our expenses we paid for on our behalf by one of our directors. We used $69,123 of cash in our operating activities. $98,437 was used in our operations after adjusting for non-cash items which was partially offset by positive cash flow of $29,314 from the net movement in our operating assets and liabilities. The cash consumed in our operating activities was funded by a net loan of $69,123 from one of our directors and shareholders

During the year ended December 31, 2008, we generated a net decrease in cash and cash equivalents of $5,979 and closed our corporate bank account. We used $62,483 of cash in our operating activities. $126,590 was used in our operations after adjusting for non-cash items which was partially offset by positive cash flow of $64,106 from the net movement in our operating assets and liabilities. The cash consumed in our operating activities was funded by our existing cash and cash equivalents of $5,979 and a net loan of $56,504 from one of our directors and shareholders.

ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") approved the Codification as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the year ended 2009, previous references to new accounting standards and literature are no longer applicable.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

SUBSEQUENT EVENTS

We have evaluated subsequent events through April 9, 2010. There have been no subsequent events after December 31, 2009 for which disclosure is required.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 25.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of o financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.       OTHER INFORMATION
None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective December 31, 2009, our directors and officers were:

                  NAME            AGE             POSITION

           David J. Cutler        53      President, Chief Executive Officer,
                                          Chief Financial Officer and Director

           Redgie Green           57      Director

On January 6, 2009, Mr. Whiting resigned as the secretary and director of the Company.

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our director and officer in March 2006. Mr. Cutler has more than 25 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the country-regionUnited Kingdom and the country-regionplaceUnited States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005, Chief Executive Officer, Chief Financial Officer and a director of Aspeon, Inc. (nka Aspi, Inc.), a publicly listed shell company from April 2005 until October 2009 and Chief Executive Officer, Chief Financial Officer and a director of Atomic Paintball, Inc., a development stage owner and operator of paintball parks from August 2006 until December 2009. Mr. Cutler has a masters degree from SnSt. middlenameCatherine SnCollege in CityCambridge, country-regionEngland and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in CityplaceLondon. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the country-regionUnited States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from PlaceNameplaceColorado PlaceTypeState PlaceTypeUniversity.

Redgie Green - Director. Mr. Green became our director in March 2006. Mr. Green served as the Chief Executive Officer of Sun River Energy Inc. from January 2009 through September 2009, and as its President since September 2009. Mr. Green has been Secretary and Director of Sun River Energy, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was recently elected as a director for Mountains West Exploration, Inc. He was Secretary, Treasurer and Director of Baymark Technologies, Inc. and was appointed as a director of Aspeon, Inc. (nka Aspi, Inc.) from March 2006 until October 2009.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements

CODE OF ETHICS

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

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2009, 2008 and 2007 (the "Named Executive Officers"):


                              SUMMARY EXECUTIVE COMPENSATION TABLE


NAME AND PRINCIPAL POSITION   YEAR          SALARY      BONUS    STOCK AWARDS    OPTIONS     NONQUALIFIED    ALL OTHER    TOTAL
                                                                                AWARDS ($)      DEFERRED        COMP        ($)
                                                                                             COMPENSATION
                                                                                                  ($)
----------------------------- ---------- ------------- --------- ------------- ------------- --------------- ------------ ---------

David J Cutler,               2009        $60,000(1)      -           -             -              -              -       $60,000
Director, President, Chief
Executive Officer, Chief
Financial Officer
----------------------------- ---------- ------------- --------- ------------- ------------- --------------- ------------ ---------

(1) Mr. Cutler's remuneration was paid to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham

(2) $10,000 of Mr. Cutler's remuneration was paid to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2009:


         Name           Year    Fees Earned   Stock    Options   Non-Equity       Nonqualified    All Other          Total
                                Or Paid-in    Awards   Awards    Incentive Plan   Deferred        Compensation       ($)
                                Cash ($)               ($)       Compensation     Compensation    ($)
                                                                 ($)              ($)
-------------------- ---------- ------------- -------- --------- ---------------- --------------- ------------------ -----------

David J. Cutler,        2009          0           0        0             0                0               0          0
Director

Redgie Green,           2009          0           0        0             0                0               0          0
Director

Wesley Whiting (1)      2009          0           0        0             0                0               0          0

(1)      Mr. Whiting resigned as a director of the Company in January 2009.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2009 by:

o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

o    each of our named executive officers and directors, and

o    all executive officers and directors as a group.

                                                        NUMBER OF    PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES      OUTSTANDING

  David J. Cutler (1)

  Redgie Green (1)
                                                            25,000       1.2%


                                                         ------------ ----------
  All executive officers and directors as a group.       1,546,120      65.5%
                                                         ============ ==========

(1)      c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As at  December  31,  2009,  we owed  Mr.  Cutler  $105,558  (2008-  $31,560.67)
including accrued interest of $5,749 (2008 - $874.58).

During the financial year ended December 31, 2009, we paid $60,000 (2008 - $60,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $2,800 audit fees with our auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2009 (2008 - $3,000 ) in respect of the audit for the fiscal year ended December 31, 2008.

Tax Fees

We did not incur any tax fees with our auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2009 (2008 - $0).

We incurred $275 in tax fees with an unconnected third party tax advisor in the fiscal year ended December 31, 2009 (2008 - $0).

All Other Fees

We incurred $1,110 in other fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2009 (2008 - $1,110) in respect the review of our quarterly financial statements.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K in accordance with Item 601 of Regulation S-K:


   EXHIBIT
   NUMBER                       DESCRIPTION AND METHOD OF FILING



     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

* Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     26

BALANCE SHEETS

  As of December 31, 2009 and 2008                                          27

 STATEMENTS OF OPERATIONS

  For the Years Ended December 31, 2009 and 2008                            28

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

  For the Years Ended December 31, 2009 and 2008                            29

 STATEMENTS OF CASH FLOWS

  For the Years Ended December 31, 2009 and 2008                            30

NOTES TO FINANCIAL STATEMENTS                                               31

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                Unit 1
                                                        Aurora, Colorado  80014

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Concord Ventures, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Concord Ventures, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concord Ventures, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of December 31, 2009 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell CPA, PC
Larry O'Donnell CPA, PC
Aurora, Colorado
April 14, 2010


                             CONCORD VENTURES, INC.
                                 BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                             2009             2008

                                                                       ---------------------------------

                            ASSETS


      TOTAL ASSETS                                                     $             - $              -
                                                                       ================  ===============

                            LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                 $       174,830 $        150,390
      Accrued Expenses                                                         101,789           96,915
      Capital Leases                                                             3,660          210,960
      Operating Leases                                                         196,216          196,216
      Other Loans                                                               99,809           30,686

                                                                       ---------------------------------
                 Total Current Liabilities                                     576,304          685,167

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                      1,148            1,148
      shares authorized, 2,359,407 shares issued and outstanding
      Additional Paid In Capital                                            16,872,733       16,872,733
      Accumulated Deficit                                                  (17,450,185)     (17,559,048)
                                                                       ----------------  ---------------
                 Total Stockholders' Deficit                                  (576,304)        (685,167)

                                                                       ----------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $             - $              -
                                                                       ================  ===============


                 See accompanying Notes to Financial Statements.


                             CONCORD VENTURES, INC.
                            STATEMENTS OF OPERATIONS

                                                                               FOR THE YEARS
                                                                                   ENDED
                                                                               DECEMBER 31,
                                                                             2009           2008

                                                                         -------------  -------------

OPERATING (INCOME) / EXPENSES

      Gain on Statute Barred Liabilities                               $     (207,300)$            -
      General & Administrative Expenses                                        93,562        200,327

                                                                         -------------  -------------
      Total Operating (Income) / Expenses                                    (113,738)       200,327

OPERATING INCOME (LOSS)                                                       113,738       (200,327)

Interest and Other Income / (Expenses) Net                                     (4,874)        (1,263)

                                                                         -------------  -------------
Income / (Loss) before Income Taxes                                           108,863       (201,590)

Provision for Income Taxes                                                          -              -

                                                                         -------------  -------------
NET INCOME (LOSS)                                                      $      108,863 $     (201,590)
                                                                         =============  =============

NET INCOME (LOSS) PER COMMON SHARE

      Basic & Diluted                                                  $           0.0$        (0.09)
                                                                         =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

         Basic & Diluted                                                     2,294,287      2,294,287
                                                                         =============  =============




                 See accompanying Notes to Financial Statements.


                             CONCORD VENTURES, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                   Class A Common Stock      Additional
                                                                              Paid - in       Accumulated
                                                  Shares        Amount         Capital         Deficit           Total

                                                     #             $              $               $                $

Balance, December 31, 2007                        2,257,986         1,138      16,771,322      (17,357,458)        (584,998)

Stock Issued as Payment for Services                 75,000             8          74,993         -                  75,000

Stock Issued in Settlement of Debt                   26,421             3          26,418         -                  26,421

Net Loss                                             -             -              -           (201,590)            (201,590)

                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2008                       2,359,407       1,148       16,872,733        (17,559,048)        (685,167)

Net Income                                           -             -              -                108,863          108,863

                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2009                        2,359,407         1,148      16,872,733      (17,450,185)        (576,304)
                                                ============  ============  ==============  ===============  ===============








                         See accompanying Notes to Financial Statements.


                             CONCORD VENTURES, INC.
                            STATEMENT OF CASH FLOWS

                                                                               FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                                2009          2008

                                                                           ----------------------------

CASH FLOW PROVIDED BY  (USED IN) OPERATING ACTIVITIES

NET INCOME (LOSS)                                                          $     108,863 $    (201,590)

ADJUSTMENTS TO RECONCILE NET INCOME / (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Gain on Statute Barred Liabilities                                        (207,300)            -
      Shares of Common Stock Issued for Services                                       -        75,000

CHANGES IN OPERATING ASSETS & LIABILITIES

      Decrease (Increase) in Prepaid Expenses                                          -           208
      Increase (Decrease) in Accounts Payable                                     24,440        56,023
      Increase (Decrease) in Accrued Expenses                                      4,874         7,875
                                                                             ------------  ------------
      Total Cash Flow used in Operating Activities                               (69,123)      (62,483)

CASH FLOW PROVIDED BY  (USED IN) INVESTING ACTIVITIES                                  -             -

CASH FLOW PROVIDED BY  (USED IN) FINANCING ACTIVITIES

      Funds from Other Loans                                                      69,123        56,504
                                                                             ------------  ------------
      Total Cash Flow provided by / (used in)  Financing Activities               69,123        56,504

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                         $          (0)$      (5,979)
                                                                             ============  ============

Cash and Cash Equivalents at the beginning of the period                   $           - $       5,979
                                                                             ============  ============
Cash and Cash Equivalents at the end of the period                         $           - $           -
                                                                             ============  ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                     $           - $           -
                                                                             ------------  ------------
Cash paid for income tax                                                   $           - $           -
                                                                             ------------  ------------


                 See accompanying Notes to Financial Statements.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations -- Concord Ventures, Inc. was incorporated in August 1998 in the State of Colorado. On February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

Our business activities over the years ended December 31, 2009 and 2008 were focused on the settlement of our outstanding liabilities and the renewal of and maintaining our SEC reporting status.

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

Property and Equipment- We sold all of our fixed assets effective February 16, 2001 for the benefit of our creditors as part of our Chapter 11 reorganization. Accordingly, we had no property and equipment as of December 31, 2009 and 2008 and we recorded no depreciation expense in the fiscal years ended December 31, 2009 and 2008

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at December 31, 2009 and 2008

Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

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

Advertising cost -- Advertising costs were expensed as incurred. No advertising costs were incurred in the years ended December 31, 2009 and 2008.

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

Our comprehensive income / (loss) for the years ended December 31, 2009 and 2008 was identical to our net income / (loss) for the years ended December 31, 2009 and 2008.

Income (Loss) Per Share --. Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic EPS for the years ended December 31, 2009 and 2008 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

Stock-Based Compensation - We have adopted ASC Topic 718 (formerly SFAS 123R), "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

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

Recently Issued Accounting Pronouncements-- In June 2009, the Financial Accounting Standards Board ("FASB") approved the Codification as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during fiscal 2009, previous references to new accounting standards and literature are no longer applicable.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Business Segments -- Following the sale of our entire business and all of our assets effective February 16, 2001, we consider our ongoing activities to constitute a single segment.

2. GOING CONCERN AND LIQUIDITY

As at December 31, 2009, we had no assets, operating business or other source of income and outstanding liabilities of $576,304 and a stockholders' deficit of $576,304.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $576,304 and reported an accumulated deficit of $17,450,185 as at December 31, 2009.

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

3. ASSETS

As at December 31, 2009 and 2008 we had no assets.

4. ACCOUNTS PAYABLE

Of the outstanding accounts payable at December 31, 2009, $92,226 relate to liabilities outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which has not been settled or statute barred as yet. The remaining accounts payable relate to current liabilities incurred in bringing our financial and SEC filings up to date.

5. ACCRUED EXPENSES

Of the accrued liabilities outstanding as at December 31, 2009, $96,040 relate accrued expenses outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which has not been settled or statute barred as yet. The balance relates to interest on a loan provided to us by one of our directors.

6. CAPITAL AND OPERATING LEASES

These balances represent 100% of the total outstanding liabilities on capital and operating leases outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which has not been settled or statute barred as yet.

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

As at  December  31,  2009,  we owed  Mr.  Cutler  $105,558  (2008-  $31,560.67)
including accrued interest of $5,749 (2008 - $874.58).

Interest is accrued on the loan at 8%.

8. COMMITMENTS:

Capital and Operating Leases

100% of the total outstanding balances on all capital and operating leases outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which has not been settled or statute barred as yet have been recognized in full on the balance sheet. We have not entered into any further capital or operating leases since December 2006.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

9. RELATED PARTY TRANSACTIONS\

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

As at  December  31,  2009,  we owed  Mr.  Cutler  $105,558  (2008-  $31,560.67)
including accrued interest of $5,749 (2008 - $874.58).

During the financial year ended December 31, 2009, we paid $60,000 (2008 - $60,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

No shares of preferred stock were issued or outstanding during the financial years ended December 31, 2009 and 2008.

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

Warrants

No warrants were issued or outstanding during the financial years ended December 31, 2009 and 2008.

Stock Options

Effective dateYear1999Day19Month3March 19, 1999, we adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorized the issuance of up to 75,000 shares of Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date.

The following table summarizes stock option activity under the Plan:


                                          Under the Stock Option Plan:                  Other Grants:
                                    -------------------------------------------      --------------------
                                                  Granted to                              Granted to
                                                Non- Employees                          Non-Employees
                                             --------------------                    --------------------

                                                  Weighted                                 Weighted
                                                   Average                                 Average
                                                  Exercise                                 Exercise
                                       Shares        Price                                 Shares      Price
                                       ------     --------                                 --------    -----
Outstanding at December 31, 2007       2,000        $45.00                                    -          -
    Granted                              -            -                                       -          -
    Exercised                            -            -                                       -          -
    Canceled                             -            -                                       -          -
                                     ---------    ---------                                --------  ----------
Outstanding at December 31, 2008       2,000        $45.00                                    -          -
    Granted                              -            -                                       -          -
    Exercised                            -            -                                       -          -
    Canceled                             -            -                                       -          -
                                     ---------    ---------                                --------  ----------
Outstanding at December 31, 2009       2,000        $45.00                                    -          -
                                     =========    =========                                ========  ==========
Exercisable at December 31, 2009       2,000        $45.00                                    -          -
                                     =========    =========                                ========  ==========
Exercisable at December 31, 2008       2,000        $45.00                                    -          -
                                     =========    =========                                ========  ==========

11. INCOME TAXES:

We had losses since our Inception, and therefore were not subject to federal or state income taxes. We have accumulated tax losses available for carryforward in excess $17 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2022. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue more than 50% of our total authorized and issued share capital in September 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of Section 382 of the Internal Revenue Code.

12. SEGMENT INFORMATION:

Following the sale of our entire business and all of our assets effective February 16, 2001, we consider our ongoing business activities to constitute a single segment.

13. SUBSEQUENT EVENTS:

We have evaluated subsequent events through April 9, 2010. There have been no subsequent events after December 31, 2009 for which disclosure is required.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONCORD VENTURES, INC.


Date: April 15, 2010                      By: /s/ DAVID J. CUTLER
                                              --------------------------
                                              David J Cutler
                                              Chief Executive Officer, &
                                              Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                  TITLE                       DATE


     /s/ David J. Cutler        Chief Executive Officer     April 15, 2010
         David  J. Cutler       &
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

     /s/ Redgie Green           Director                    April 15, 2010
         Redgie Green