Form 10-Q
period 2010-03-31
CONCORD VENTURES, INC.
filed 2010-05-14
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated  filer [ ]  Non-accelerated  filer
[ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 2010, there were 2,359,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                             CONCORD VENTURES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

Balance Sheet - March 31, 2010 and December 31, 2009                         3

Statement of Operations  - Three months ended  March 31, 2010 and 2009       4

Statement of Cash Flows - Three months ended March 31, 2010 and 2009         5

Notes to Financial Statements                                                6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

Item 4. Controls and Procedures                                             18

Item 4T.  Controls and Procedures                                           18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.  Defaults Upon Senior Securities                                    19

Item 4.  Removed and Reserved                                               20

Item 5.  Other Information                                                  20

Item 6.  Exhibits                                                           20

SIGNATURES                                                                  21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             CONCORD VENTURES, INC.
                                 BALANCE SHEETS

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    2010                 2009
                                                                               ----------------    ------------------
                                                                                 (Unaudited)           (Audited)

                              ASSETS

TOTAL ASSETS                                                                 $               -   $                 -
                                                                               ================    ==================

                              LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                       $         174,084   $           174,830
      Accrued Expenses                                                                 103,857               101,789
      Capital Leases                                                                     3,660                 3,660
      Operating Leases                                                                 196,216               196,216
      Other Loans                                                                      114,809                99,809

                                                                               ----------------    ------------------
                  Total Current Liabilities                                            592,626               576,304

LONG TERM LIABILITIES                                                                        -                     -

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                              1,148                 1,148
      shares authorized as at March 31, 2010 and December 31, 2009,
      2,359,407 shares issued and outstanding as at March 31, 2010 and
       December 31, 2009
      Additional Paid In Capital                                                    16,872,734            16,872,733
      Accumulated Deficit                                                          (17,466,507)          (17,450,185)
                                                                               ----------------    ------------------
                  Total Stockholders' Deficit                                         (592,626)             (576,304)

                                                                               ----------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $               -   $                 -
                                                                               ================    ==================


                 See accompanying Notes to Financial Statements.


                             CONCORD VENTURES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    FOR THE THREE MONTHS
                                                                                           ENDED
                                                                                         MARCH 31,
                                                                                    2010              2009
                                                                                --------------   ---------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                                                14,255            37,378

                                                                                --------------   ---------------
      Total Operating Expenses / (Income)                                              14,255            37,378

OPERATING PROFIT / (LOSS)                                                             (14,255)          (37,378)

Interest and Other Income / (Expenses) Net                                             (2,067)             (730)

                                                                                --------------   ---------------
Profit / (Loss) before Income Taxes                                                   (16,322)          (38,107)

Provision for Income Taxes                                                            -                 -

                                                                                --------------   ---------------
NET PROFIT / (LOSS)                                                           $       (16,322)  $       (38,107)
                                                                                ==============   ===============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                              ($0.01)          ($0.02)
                                                                                ==============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                             2,359,407        2,359,407
                                                                                ==============   ===============














                 See accompanying Notes to Financial Statements.


                             CONCORD VENTURES, INC.
                                   CASH FLOWS


                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   2010                2009
                                                                                ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                          $     (16,322)     $      (38,107)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES                                              -                   -

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                                        (747)             18,814
      Increase / (decrease) in Accrued Expenses                                       2,069                 729

                                                                                ------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                  (15,000)            (18,564)
                                                                                ------------       -------------

CASH FLOW FROM INVESTING ACTIVITIES                                                       -                   -

                                                                                ------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                        -                   -
                                                                                ------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                        15,000              18,654

                                                                                ------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                  15,000              13,154
                                                                                ------------       -------------

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                              $           -      $            -
                                                                                ============       =============

Cash and Cash Equivalents at the beginning of the period                      $           -      $            -
                                                                                ============       =============
Cash and Cash Equivalents at the end of the period                            $           -      $            -
                                                                                ============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                        $           -      $            -
                                                                                ============       =============
Cash paid for income tax                                                      $           -      $            -
                                                                                ============       =============


                See accompanying notes to financial statements.

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)

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

Our business activities over the three months ended March 31, 2010 were focused on the settlement of our outstanding liabilities and maintaining our SEC reporting status.

In April 2010, we formed two subsidiary companies incorporated in the state of Delaware. This is the first stage in reincorporating ourselves in Delaware as authorized in our shareholder meeting of April 2008.

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Form 10-K filed with the SEC.

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

Our comprehensive loss was identical to our net loss for the three months ended March 31, 2010 and 2009.

Income (Loss) Per Share -- Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic EPS for the three months ended March 31, 2010 and 2009 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

Stock-Based Compensation -- We have adopted ASC Topic 718 (formerly SFAS 123R), "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

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

Business Segments -- We believe that our activities during the three months ended March 31, 2010 and 2009 comprised a single segment.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2010, we had no assets, no operating business or other source of income, outstanding liabilities totaling $592,626 and a stockholder' deficit of $592,626.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $592,626 and reported an accumulated deficit of $17,466,507 as at March 31, 2010.

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

3.        ASSETS

We had no assets during the three months ended March 31, 2010 and 2009

4.       ACCOUNTS PAYABLE

Of the outstanding accounts payable at March 31, 2010, $92,226 relate to liabilities outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which have not been settled or statute barred as yet. The remaining accounts payable relate to current liabilities incurred in bringing our financial and SEC filings up to date.

5.       ACCRUED EXPENSES

Of the accrued liabilities outstanding as at March 31, 2010, $96,040 relate accrued expenses outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which has not been settled or statute barred as yet. The balance relates to interest on a loan provided to us by one of our directors.

6.       CAPITAL AND OPERATING LEASES

These balances represent 100% of the total outstanding liabilities on capital and operating leases outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which have not been settled or statute barred as yet.

7.        OTHER LOANS

Other loans represent the loan made to us by one of our directors, Mr. David J Cutler.

As at March 31, 2010, we owed Mr. Cutler $122,626 (2009- $50,855) including accrued interest of $7,817 (2009 - $1,604).

Interest is accrued on the loan at 8%.

8.       COMMITMENTS:

Capital and Operating Leases

100% of the total outstanding balances on all capital and operating leases outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which have not been settled or statute barred as yet have been recognized in full on the balance sheet.

We have not entered into any further capital or operating leases since December 2006.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

9.   RELATED PARTY TRANSACTIONS

As at March 31, 2010, we owed Mr. Cutler, one of our directors, $122,626 (2009- $50,855) including accrued interest of $7,817 (2009 - $1,604).

During the three months ended March 31, 2010, we paid $15,000 (2009 - $15,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

No shares of preferred stock were issued or outstanding during the three months ended March 31, 2010 and 2009.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three months ended March 31, 2010 or 2009.

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2010 or 2009.

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
                                     =========    =========                                ========  ==========

11.      INCOME TAXES

We had losses since our Inception, and therefore were not subject to federal or state income taxes. We have accumulated tax losses available for carryforward in excess $17 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2023. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently, following the issue more than 50% of our total authorized and issued share capital in September 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

12.      SEGMENT INFORMATION

Following the sale of our entire business and all of our assets effective February 16, 2001, we consider our ongoing business activities to constitute a single segment.

13.      SUBSEQUENT EVENTS

In April 2010, we formed two subsidiary companies incorporated in the state of Delaware. This is the first stage in reincorporating ourselves in Delaware as authorized in our shareholder meeting of April 2008.

We have evaluated subsequent events through May 11, 2010. Other than those set out above, there have been no subsequent events after March 31, 2010 for which disclosure is required.

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

Our business activities over the three months ended March 31, 2010 and 2009 were focused on the settlement of our outstanding liabilities and maintaining our SEC reporting status

In April 2010, we formed two subsidiary companies incorporated in the state of Delaware. This is the first stage in reincorporating ourselves in Delaware as authorized in our shareholder meeting of April 2008.

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

Liquidity and Capital Resources

At March 31, 2010, we had no assets, no operating business or other source of income, outstanding liabilities totaling $592,626 and a stockholder' deficit of $592,626.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

General and Administrative Expenses

During the three months ended March 31, 2010, we incurred $14,255 in general and administrative expenses compared to $37,378 in the three months ended March 31, 2009, a decrease of $23,123. The decrease was due to lower levels of legal fees incurred in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Interest Expense

We recognized an interest expense of $2,067 during the three months ended March 31, 2010, compared to $730 during the three months ended March 31, 2009, an increase of $1,337. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods.

Profit / (Loss) before Income Tax

In the three months ended March 31, 2010, we recognized a loss before income tax of $16,322 compared to a loss before income tax of $38,107 in the three months ended March 31, 2009, a decrease of $21,785 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended March 31, 2010 or 2009 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended March 31, 2010, we recognized a net loss of $16,322 compared to net a loss of $38,107 in the three months ended March 31, 2009, a decrease of $21,785 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended March 31, 2010 and 2009.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

At March 31, 2010, we had no assets, no operating business or other source of income, outstanding liabilities totaling $592,626 and a stockholder' deficit of $592,626.

During the three months ended March 31, 2010 and 2009, we did not have a bank account and consequently, there were no movements in cash flow in the three months ended March 31, 2010 and 2009. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company.

Net cash used in operations in the three months ended March 31, 2010, was $15,000. This arose as our net losses for the three months ended March 31, 2010 were $16,322, which required no adjustment for any non-cash items, were partially offset by a net positive movement in $1,322 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

Net cash used in operations in the three months ended March 31, 2009, was $18,564. This arose as our net losses for the three months ended March 31, 2009 were $38,107, which required no adjustment for any non-cash items, which were partially offset by a net positive movement in $19,543 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

No cash was provided by or used in investing activities during the three months ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, the Company received $15,000 from its financing activities from other loans. This increase in other loans was a result of the payment of liabilities and expenses on our behalf by officers, directors and shareholders. Net cash provided by financing activities during the three months ended March 31, 2009 was $18,654 provided to us by loans from our shareholders.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2010 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three months ended March 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of certain capital and operating leases as described in Note 6. Capital and Operating Leases in the Notes to Financial Statements above.

ITEM 4.   REMOVED AND RESERVED

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

                                                 CONCORD VENTURES, INC.


Date: May 13, 2010                               By: /s/ DAVID J. CUTLER
                                                     ---------------------------
                                                     David J Cutler
                                                     Chief Executive Officer, &
                                                     Chief Financial Officer