Form 10-Q
period 2010-06-30
CONCORD VENTURES, INC.
filed 2010-08-16
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 2010, there were 2,359,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.


                             CONCORD VENTURES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                     Page
                                                                                    ----

Balance Sheet - June 30, 2010 and December 31, 2009                                  3

Statement of Operations  - Three months and six months ended
                                   June 30, 2010 and 2009                            4

Statement of Cash Flows - Six months June 30, 2010 and 2009                          5

Notes to Financial Statements                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  18

Item 4. Controls and Procedures                                                      19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                           20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 20

Item 3.  Defaults Upon Senior Securities                                             20

Item 4.  Removed and Reserved                                                        20

Item 5.  Other Information                                                           20

Item 6.  Exhibits                                                                    20

SIGNATURES                                                                           21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     CONCORD VENTURES, INC.
                                         BALANCE SHEETS

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2010                2009
                                                                                   Unaudited            Audited
                               ASSETS


TOTAL ASSETS                                                                  $               -    $              -
                                                                                 ===============     ===============

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                         $        184,642    $        174,830
      Accrued Expenses                                                                  106,246             101,789
      Capital Leases                                                                      3,660               3,660
      Operating Leases                                                                  196,216             196,216
      Loans - Related Party                                                             129,809              99,809

                                                                                 ---------------     ---------------
                   Total Current Liabilities                                            620,573             576,304

LONG TERM LIABILITIES                                                                         -                   -

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                               1,148               1,148
      shares authorized as at June 30, 2010 and December 31, 2009,
      2,359,407 shares issued and outstanding as at June 30, 2010 and
       December 31, 2009
      Additional Paid In Capital                                                     16,872,734          16,872,733
      Accumulated Deficit                                                           (17,494,455)        (17,450,185)
                                                                                 ---------------     ---------------
                   Total Stockholders' Deficit                                         (620,573)           (576,304)

                                                                                 ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $              (0)   $              -
                                                                                 ===============     ===============













                         See accompanying Notes to Financial Statements.
                                              F-1


                                     CONCORD VENTURES, INC.
                                    STATEMENTS OF OPERATIONS
                                           UNAUDITED

                                                                  FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                          ENDED                          ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                                    2010           2009            2010           2009
                                                                -------------  --------------  -------------  -------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                               25,558          20,979         39,813         58,356

                                                                -------------  --------------  -------------  -------------
      Total Operating Expenses / (Income)                             25,558          20,979         39,813         58,356

OPERATING PROFIT / (LOSS)                                            (25,558)        (20,979)       (39,813)       (58,356)

Interest and Other Income / (Expenses) Net                            (2,390)         (1,097)        (4,457)        (1,827)

                                                                -------------  --------------  -------------  -------------
Profit / (Loss) before Income Taxes                                  (27,948)        (22,076)       (44,270)       (60,183)

Provision for Income Taxes                                                 -               -              -              -

                                                                -------------  --------------  -------------  -------------
NET PROFIT / (LOSS)                                          $       (27,948)$       (22,076)$      (44,270)$      (60,183)
                                                                =============  ==============  =============  =============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                ($0.01)         ($0.01)        ($0.02)        ($0.03)
                                                                =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                              2,359,407       2,359,407      2,359,407      2,359,407
                                                                =============  ==============  =============  =============



















                         See accompanying Notes to Financial Statements.
                                              F-2


                             CONCORD VENTURES, INC.
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    2010                2009
                                                                                 ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                           $     (44,270)     $      (60,183)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                                        9,812              23,233
      Increase / (decrease) in Accrued Expenses                                        4,458               1,827

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                   (30,000)            (35,123)

CASH FLOW FROM INVESTING ACTIVITIES                                                        -                   -

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                         -                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Other Loans                                                         30,000              35,123

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                   30,000              35,123

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                               $           -      $            0
                                                                               ==============       =============

Cash and Cash Equivalents at the beginning of the period                       $           -      $            0
                                                                               ==============       =============
Cash and Cash Equivalents at the end of the period                             $           -      $            0
                                                                               ==============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $           -      $            -
                                                                               --------------       -------------
Cash paid for income tax                                                       $           -      $            -
                                                                               --------------       -------------



No corporate bank accounts was open during the six months ended June 30, 2010 or 2009.





                         See accompanying Notes to Financial Statements.
                                              F-3

                             CONCORD VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2010
                                   (UNAUDITED)

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

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol "CCVR"

Our business activities over the six months ended June 30, 2010, were focused on the settlement of our outstanding liabilities, maintaining our SEC reporting status and reincorporating ourselves in the State of Delaware.

In April 2010, we formed two subsidiary companies incorporated in the State of Delaware. This is the first stage in reincorporating ourselves in Delaware as authorized in our shareholder meeting of April 2008.

Basis of Presentation:

The accompanying unaudited financial statements of Concord Ventures, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Form 10-K filed with the SEC.

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

Our comprehensive loss was identical to our net loss for the three and six months ended June 30, 2010 and 2009.

Income (Loss) Per Share -- Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic EPS for the three and six months ended June 30, 2010 and 2009 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Business Segments -- We believe that our activities during the three and six months ended June 30, 2010 and 2009 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At June 30, 2010, we had no assets, no operating business or other source of income, outstanding liabilities totaling $620,573 and a stockholder' deficit of $620,573.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $620,573 and reported an accumulated deficit of $17,494,455 as at June 30, 2010.

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

3.        ASSETS

We had no assets during the three or six months ended June 30, 2010 and 2009.

4.       ACCOUNTS PAYABLE

Of the outstanding accounts payable at June 30, 2010, $92,226 relate to liabilities outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which have not been settled or statute barred as yet. The remaining accounts payable relate to current liabilities incurred in bringing our financial and SEC filings up to date.

5.       ACCRUED EXPENSES

Of the accrued liabilities outstanding as at June 30, 2010, $96,040 relate accrued expenses outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which has not been settled or statute barred as yet. The balance relates to interest on a loan provided to us by one of our directors.

6.       CAPITAL AND OPERATING LEASES

These balances represent 100% of the total outstanding liabilities on capital and operating leases outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which have not been settled or statute barred as yet.

7.        LOAN - RELATED PARTY

Other loans represent the loan made to us by one of our directors, Mr. David J Cutler.

As at June 30, 2010, we owed Mr. Cutler $140,015 (2009- $68,511) including accrued interest of $10,206 (2009 - $2,701).

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

9.   RELATED PARTY TRANSACTIONS

As at June 30, 2010, we owed Mr. Cutler $140,015 (2009- $68,511) including accrued interest of $10,206 (2009 - $2,701).

During the three months ended June 30, 2010, we paid $15,000 (2009 - $15,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

No shares of preferred stock were issued or outstanding during the three or six months ended June 30, 2010 and 2009.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three or six months ended June 30 2010 or 2009.

Warrants

No warrants were issued or outstanding during the three or six months ended June 30, 2010 or 2009.

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

13.      SUBSEQUENT EVENTS

We have evaluated subsequent events through August 13, 2010. Other than those set out above, there have been no subsequent events after June 30, 2010 for which disclosure is required.

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

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol "CCVR"

Our business activities over the three and six months ended June 30, 2010 and 2009 were focused on the settlement of our outstanding liabilities, maintaining our SEC reporting status and reincorporating ourselves in the State of Delaware.

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

Liquidity and Capital Resources

At June 30, 2010, we had no assets, no operating business or other source of income, outstanding liabilities totaling $620,573 and a stockholder' deficit of $620,573.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $620,573 and reported an accumulated deficit of $17,494,455 as at June 30, 2010.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2010  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2009

General and Administrative Expenses

During the three months ended June 30, 2010, we incurred $25,558 in general and administrative expenses compared to $20,979 in the three months ended June 30, 2009, an increase of $4,579. The increase was due to higher levels of legal fees incurred in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, as we pressed ahead with our reincorporation in the State of Delaware.

Interest Expense

We recognized an interest expense of $2,390 during the three months ended June 30, 2010, compared to $1,097 during the three months ended June 30, 2009, an increase of $1,293. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods .

Profit / (Loss) before Income Tax

In the three months ended June 30, 2010, we recognized a loss before income tax of $27,948 compared to a loss before income tax of $22,076 in the three months ended June 30, 2009, an increase of $5,872 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended June 30, 2010 or 2009 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended June 30, 2010, we recognized a net loss of $27,948 compared to net a loss of $22,076 in the three months ended June 30, 2009, an increase of $5,872 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended June 30, 2010 and 2009.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

General and Administrative Expenses

During the six months ended June 30, 2010, we incurred $39,813 in general and administrative expenses compared to $58,356 in the six months ended June 30, 2009, a decrease of $18,543. The decrease was due to reduced legal fees incurred during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Interest Expense

We recognized an interest expense of $4,457 during the six months ended June 30, 2010, compared to $1,827 during the six months ended June 30, 2009, an increase of $2,630. This interest expense relates to the interest accrued on the loans made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods.

Profit / (Loss) before Income Tax

In the six months ended June 30, 2010, we recognized a loss before income tax of $44,270 compared to a loss before income tax of $60,183 in the six months ended June 30, 2009, a decrease of $15,913 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the six months ended June 30, 2010 or 2009, as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the six months ended June 30, 2010, we recognized a net loss of $44,270 compared to a net loss of $60,183 in the six months ended June 30, 200, a decrease of $15,913 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the six months ended June 30, 2010 and 2009.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

At June 30, 2010, we had no assets, no operating business or other source of income, outstanding liabilities totaling $620,573 and a stockholder' deficit of $620,573.

During the six months ended June 30, 2010 and 2009, we did not have a bank account and consequently, there were no movements in cash flow in the six months ended June 30, 2010 and 2009. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company.

Net cash used in operations in the six months ended June 30, 2010, was $30,000. This arose as our net losses for the six months ended June 30, 2010 were $44,270, which required no adjustment for any non-cash items, were partially offset by a net positive movement in $14,270 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

Net cash used in operations in the six months ended June, 2009, was $35,123. This arose as our net losses for the six months ended June, 2009 were $60,183, which required no adjustment for any non-cash items, which were partially offset by a net positive movement in $25,060 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

No cash was provided by or used in investing activities during the six months ended June 30, 2010 and 2009.

During the six months ended June, 2010, the Company received $30,000 from its financing activities from a loan from a related party. This increase in the related party loan was a result of the payment of liabilities and expenses on our behalf by one of our directors. Net cash provided by financing activities during the six months ended June 30, 2009 was $35,123 provided to us by way of related party loans from the same director.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and six months ended June, 2010 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no changes in our securities in the three and six months ended June 30, 2010.

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

                                             CONCORD VENTURES, INC.


Date: August 13, 2010                        By: /s/ DAVID J. CUTLER
                                                 -----------------------------
                                                 David J Cutler
                                                 Chief Executive Officer, &
                                                 Chief Financial Officer