Form 10-Q
period 2010-09-30
CONCORD VENTURES, INC.
filed 2010-11-17
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from __________ to ___________

                        Commission file number: 000-27055

                                   CCVG, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         84-1472763
      (State of Incorporation)                          (IRS Employer ID Number)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
                    (Address of principal executive offices)

                                  303-380-8280
                         (Registrant's Telephone number)

                             CONCORD VENTURES, INC.

              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X ] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                              Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 2010, there were 2,359,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                                   CCVG, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                           Page
                                                                          ----

Balance Sheet - September 30, 2010 and December 31, 2009                    3

Statement of Operations  - Three months and nine months ended
                                   September 30, 2010 and 2009              4

Statement of Cash Flows - Nine months ended September 30, 2010 and 2009     5

Notes to Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

Item 4. Controls and Procedures                                             19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 3.  Defaults Upon Senior Securities                                    20

Item 4.  Removed and Reserved                                               20

Item 5.  Other Information                                                  20

Item 6.  Exhibits                                                           20

SIGNATURES                                                                  21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                                           CCVG, INC.
                                         BALANCE SHEETS


                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                       2010                2009
                                                                                    Unaudited            Audited
                               ASSETS


TOTAL ASSETS                                                                   $               -   $              -
                                                                                 ===============     ===============

                               LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                         $        197,329    $        174,830
      Accrued Expenses                                                                  108,963             101,789
      Capital Leases                                                                      3,660               3,660
      Operating Leases                                                                  196,216             196,216
      Loans - Related Party                                                             144,809              99,809

                                                                                 ---------------     ---------------
                   Total Current Liabilities                                            650,978             576,304

LONG TERM LIABILITIES                                                                         -                   -
                                                                                 ---------------     ---------------

TOTAL LIABILITIES                                                                       650,978             576,304
                                                                                 ---------------     ---------------

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Class A Common Stock; $0.0001 par value, 100,000,000,                               1,148               1,148
      shares authorized as at September 30, 2010 and December 31, 2009,
      2,359,407 shares issued and outstanding as at September 30, 2010 and
       December 31, 2009
      Additional Paid In Capital                                                     16,872,734          16,872,733
      Accumulated Deficit                                                           (17,524,859)        (17,450,185)
                                                                                 ---------------     ---------------
                   Total Stockholders' Deficit                                         (650,978)           (576,304)

                                                                                 ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $               -    $              0
                                                                                 ===============     ===============


                                           CCVG, INC.
                                    STATEMENTS OF OPERATIONS
                                           UNAUDITED

                                                                  FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                        ENDED                            ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    2010           2009            2010           2009
                                                                -------------  --------------  -------------  -------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                               27,687          17,412         67,500         75,768

                                                                -------------  --------------  -------------  -------------
      Total Operating Expenses / (Income)                             27,687          17,412         67,500         75,768

OPERATING PROFIT / (LOSS)                                            (27,687)        (17,412)       (67,500)       (75,768)

Interest and Other Income / (Expenses) Net                            (2,717)         (1,263)        (7,174)        (3,090)
                                                                -------------  --------------  -------------  -------------
Profit / (Loss) before Income Taxes                                  (30,404)        (18,675)       (74,674)       (78,858)

Provision for Income Taxes                                                 -               -              -              -
                                                                -------------  --------------  -------------  -------------
NET PROFIT / (LOSS)                                          $       (30,404)$       (18,675)$      (74,674)$      (78,858)
                                                                =============  ==============  =============  =============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                             ($0.01)         ($0.01)        ($0.03)        ($0.03)
                                                                =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                            2,359,407       2,359,407      2,359,407      2,359,407
                                                                =============  ==============  =============  =============


                 See accompanying notes to Financial Statements


                                           CCVG, INC.
                                    STATEMENTS OF CASH FLOWS
                                           UNAUDITED

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    2010                2009
                                                                                 ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                           $     (74,674)     $      (78,858)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                                       22,499              23,645
      Increase / (decrease) in Accrued Expenses                                        7,175               3,091
                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                   (45,000)            (52,123)

CASH FLOW FROM INVESTING ACTIVITIES                                                        -                   -
                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                         -                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Loans - Related Party                                               45,000              52,123

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                   45,000              52,123

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                               $           -      $            -
                                                                                 ============       =============

Cash and Cash Equivalents at the beginning of the period                       $           -      $            -
                                                                                 ============       =============
Cash and Cash Equivalents at the end of the period                             $           -      $            -
                                                                                 ============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $           -      $            -
                                                                                 ============       =============
Cash paid for income tax                                                       $           -      $            -
                                                                                 ============       =============



No corporate bank accounts were open during the nine months ended September 30, 2010 or 2009.



                 See accompanying Notes to Financial Statements.

                                   CCVG, INC.
                   (Formerly known as Concord Ventures, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

In order to re-domicile in Delaware, on September 29, 2010, Concord Ventures, Inc. ("Concord"), a Colorado corporation, entered into an Agreement and Plan of Merger ("the Agreement") with its wholly owned subsidiary, CCVG, Inc. ("CCVG"), a Delaware corporation. Under the terms of the Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Agreement, CCVG became the surviving company domiciled in Delaware

We sold our entire business, and all of our assets, for the benefit of our creditors under Chapter 11 reorganization on February 16, 2001. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

In February 2008, we were re-listed on the OTC Bulletin Board and are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol "CCVR."

Our business activities in the nine months ended September 30, 2010 were focused on the settlement of our outstanding liabilities, maintaining our SEC reporting status and reincorporating ourselves in the State of Delaware.

Basis of Presentation:

The accompanying unaudited financial statements of CCVG, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Form 10-K filed with the SEC.

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

Our comprehensive loss was identical to our net loss for the three and nine months ended September 30, 2010 and 2009.

Income (Loss) Per Share -- Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic EPS for the three and nine months ended September 30, 2010 and 2009 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Business Segments -- We believe that our activities during the three and nine months ended September 30, 2010 and 2009 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At September 30, 2010, we had no assets, no operating business or other source of income and outstanding liabilities and a stockholder' deficit totaling $650,978.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $650,978 and reported an accumulated deficit of $17,524,859 as at September 30, 2010.

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

3.        ASSETS

We had no assets during the three or nine months ended September 30, 2010 and 2009.

4.       ACCOUNTS PAYABLE

Of the outstanding accounts payable at September 30, 2010, $92,226 relate to liabilities outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which have not been settled or statute barred as yet. The remaining accounts payable relate to current liabilities incurred in bringing our financial and SEC filings up to date.

5.       ACCRUED EXPENSES

Of the accrued liabilities outstanding as at September 30, 2010, $96,040 relate accrued expenses outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which has not been settled or statute barred as yet. The balance relates to interest on a loan provided to us by one of our directors.

6.       CAPITAL AND OPERATING LEASES

These balances represent 100% of the total outstanding liabilities on capital and operating leases outstanding in December 2006 when we filed for Chapter 11 bankruptcy protection which have not been settled or statute barred as yet.

7.        LOAN - RELATED PARTY

Other loans represent the loan made to us by one of our directors, Mr. David J. Cutler.

As at September 30, 2010, we owed Mr. Cutler $157,733 (2009- $86,774) including accrued interest of $12,923 (2009 - $3,965).

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

9.   RELATED PARTY TRANSACTIONS

As at September 30, 2010, we owed Mr. Cutler $157,733 (2009- $86,774) including accrued interest of $12,923 (2009 - $3,965).

During the nine months ended September 30, 2010, we paid $45,000 (2009 - $45,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

No shares of preferred stock were issued or outstanding during the three or nine months ended September 30, 2010 and 2009.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

No shares of our common stock were issued in the three or nine months ended September 30 2010 or 2009.

Warrants

No warrants were issued or outstanding during the three or nine months ended September 30, 2010 or 2009.

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

The following table summarizes stock option activity under the Plan:


                                  Under the Stock Option Plan:                  Other Grants:
                           -------------------------------------------      --------------------
                                          Granted to                            Granted to
                                         Non-Employees                          Non-Employees
                                      --------------------                   -------------------

                                                Weighted                                               Weighted
                                                Average                                                Average
                                                Exercise                                                Exercise
                                     Shares      Price                                Shares            Price
                                     ------     --------                             --------          --------

Outstanding at December 31, 2009      2,000     $45.00                                  -                   -
            Granted                       -          -                                  -                   -
            Exercised                     -          -                                  -                   -
            Canceled                      -          -                                  -                   -
                                    ---------   ---------                           -----------       ----------
Outstanding at September 30, 2010     2,000     $45.00                                  -                   -
                                    =========   =========                           ===========       ==========
Exercisable at September 30, 2010     2,000     $45.00                                  -                   -
                                    =========   =========                           ===========       ==========
Exercisable at September 30, 2009     2,000     $45.00                                  -                   -
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

13.      SUBSEQUENT EVENTS

We have evaluated subsequent events through November 12, 2010. Other than those set out above, there have been no subsequent events after September 30, 2010 for which disclosure is required.

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

OVERVIEW

In order to re-domicile in Delaware, on September 29, 2010, Concord Ventures, Inc. ("Concord"), a Colorado corporation, entered into an Agreement and Plan of Merger ("the Agreement") with its wholly owned subsidiary, CCVG, Inc. ("CCVG"), a Delaware corporation. Under the terms of the Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Agreement, CCVG became the surviving company domiciled in Delaware

We sold our entire business, and all of our assets, for the benefit of our creditors under Chapter 11 reorganization on February 16, 2001. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

In February 2008, we were re-listed on the OTC Bulletin Board and are now listed on both the Pink Sheets and the OTC Bulletin Board and trade under the symbol "CCVR"

Our business activities in the nine months ended September 30, 2010 were focused on the settlement of our outstanding liabilities, maintaining our SEC reporting status and reincorporating ourselves in the State of Delaware.

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

Liquidity and Capital Resources

At September 30, 2010, we had no assets, no operating business or other source of income and outstanding liabilities and a stockholder' deficit totaling $650,978.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $650,978 and reported an accumulated deficit of $17,524,859 as at September 30, 2010.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

General and Administrative Expenses

During the three months ended September 30, 2010, we incurred $27,687 in general and administrative expenses compared to $17,412 in the three months ended September 30, 2009, an increase of $10,275. The increase was due to higher levels of legal fees incurred in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, as we completed our reincorporation in the State of Delaware.

Interest Expense

We recognized an interest expense of $2,717 during the three months ended September 30, 2010, compared to $1,263 during the three months ended September 30, 2009, an increase of $1,454. This interest expense relates to the interest accrued on the loans made to us by one of our directors and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by this director and shareholder between the two periods .

Profit / (Loss) before Income Tax

In the three months ended September 30, 2010, we recognized a loss before income tax of $30,404 compared to a loss before income tax of $18,675 in the three months ended September 30, 2009, an increase of $11,729 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended September 30, 2010 or 2009 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended September 30, 2010, we recognized a net loss of $30,404 compared to net a loss of $18,675 in the three months ended September 30, 2009, an increase of $11,729 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended September 30, 2010 and 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SPETEMBER 30, 2009

General and Administrative Expenses

During the nine months ended September 30, 2010, we incurred $67,500 in general and administrative expenses compared to $75,768 in the nine months ended September 30, 2009, a decrease of $8,268. The decrease was due to reduced legal and professional fees incurred during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Interest Expense

We recognized an interest expense of $7,174 during the nine months ended September 30, 2010, compared to $3,090 during the nine months ended September 30, 2009, an increase of $4,084. This interest expense relates to the interest accrued on the loans made to us by one of our directors and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by this director and shareholder between the two periods .

Profit / (Loss) before Income Tax

In the nine months ended September 30, 2010, we recognized a loss before income tax of $74,674 compared to a loss before income tax of $78,858 in the nine months ended September 30, 2009, a decrease of $4,184 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the nine months ended September 30, 2010 or 2009, as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the nine months ended September 30, 2010, we recognized a net loss of $74,674 compared to a net loss of $78,858 in the nine months ended September 30, 2009, a decrease of $4,184 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the nine months ended September 30, 2010 and 2009.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

At September 30, 2010, we had no assets, no operating business or other source of income and outstanding liabilities and a stockholder' deficit totaling $650,978.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $650,978 and reported an accumulated deficit of $17,524,859 as at September 30, 2010.

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

During the nine months ended September 30, 2010 and 2009, we did not have a bank account and consequently, there were no movements in cash flow in the nine months ended September 30, 2010 and 2009. All our costs we paid for directly by Mr. Cutler, an officer and director of the Company.

Net cash used in operations in the nine months ended September 30, 2010, was $45,000. This arose as our net losses for the nine months ended September 30, 2010 were $74,674 which required no adjustment for any non-cash items and which were partially offset by a net positive movement of $29,674 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

Net cash used in operations in the nine months ended September, 2009, was $52,123. This arose as our net losses for the nine months ended September, 2009 were $78,858 which required no adjustment for any non-cash items and which were partially offset by a net positive movement of $26,736 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

No cash was provided by or used in investing activities during the nine months ended September 30, 2010 and 2009.

Net cash provided by financing activities during the nine months ended September, 2010 was $45,000 (2009 - $52,123). This funding was provided to us by way on an increase in a loan to us from one of our directors who paid certain liabilities and expenses on our behalf.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and nine months ended September 30, 2010 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no changes in our securities in the three and nine months ended September 30, 2010.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification of Principal Executive Officer pursuant to
                   Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CCVG, INC.


Date: November 15, 2010                           By: /s/ DAVID J. CUTLER
                                                      --------------------------
                                                      David J Cutler
                                                      Chief Executive Officer, &
                                                      Chief Financial Officer