Form 10-K
period 2010-12-31
GOLDEN DRAGON HOLDING CO.
filed 2011-06-28
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-27055

                            GOLDEN DRAGON HOLDING CO.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 27-4635140
                ----------                               ------------
       (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

           2460 WEST 26th AVENUE, SUITE 380-C, DENVER, COLORADO 80211
           ----------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 704 4623
                                 --------------
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer  |_|    Accelerated filer  |_|
Non-accelerated filer  |_|    Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of June 20, 2011 there were 2,384,407 shares of Common Stock of the registrant issued and outstanding of which 838,287 were held by non-affiliates of the registrant

The aggregate market value of common stock held by non-affiliates of the registrant as of June 20, 2011 was approximately $259,869.

               GOLDEN DRAGON HOLDING CO. AND PREDECCESSOR COMPANY
                         2010 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

   ITEM                               DESCRIPTION                           PAGE

     Part I.

Item 1.     Business                                                           3

Item 1A.    Risk Factors                                                       7

Item 1B.    Unresolved Staff Comments                                         10

Item 2.     Description of Properties                                         11

Item 3      Legal Proceedings                                                 11

Item 4.     Removed and Reserved                                              11

    Part II.

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters, and Issuer Purchases of Equity Securities                11

Item 6.     Selected Financial Data                                           12

Item 7.     Management's Discussion and Analysis of Financial Condition and   13
            Results of Operation

Item7A      Quantative and Qualitative Disclosures About Market Risk          17

Item 8.     Financial Statements and Supplementary Data                       17

Item 9      Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                              17

Item 9A.    Controls and Procedures.                                          18

Item 9B.    Other Information.                                                19

    Part III.

Item 10.    Directors, Executive Officers and Corporate Governance            19

Item 11.    Executive Compensation                                            21

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   22

Item 13.    Certain Relationships and Related Transactions and Director
            Independence                                                      22

Item 14.    Principal Accountant Fees and Services.                           23

    Part IV.

Item 15.    Exhibits and Financial Statement Schedules.                       23

SIGNATURES                                                                    36

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although Golden Dragon Holding Co. ("Golden Dragon" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise debt an, or, equity to meet our ongoing operating
expenses  and  merge  with  another  entity  with  experienced   management  and
opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 7 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. BUSINESS

Introduction

In April 2010, Concord Ventures, Inc. ("Concord"), a Colorado corporation, incorporated three new subsidiary companies, CCVG, Inc. ("CCVG"), CCAPS Co. ("CCAPS") and Golden Dragon Holding Co. ("Golden Dragon"). All three of the new subsidiary companies were domiciled in Delaware.

Re-domicile in Delaware

In order for Concord to re-domicile in Delaware from Colorado, on September 29, 2010, Concord entered into an Agreement and Plan of Merger ("the Merger Agreement") with its wholly owned subsidiary, CCVG. Under the terms of the Merger Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware.

Reorganization into a Holding Company Structure

Effective December 31, 2010, pursuant to the Delaware Holding Company formation statute, under Delaware General Corporate Law (DGCL) Section 251(g), CCVG completed an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") with CCAPS and Golden Dragon, both wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into shareholders of Golden Dragon on a one share for one share basis.

As a result of this reorganization into a Holding Company structure, Golden Dragon became the surviving publicly quoted parent holding company with CCAPS, the surviving corporation of the merger between CCVG and CCAPS, becoming the sole remaining wholly-owned subsidiary of Golden Dragon.

The Reorganization has been accounted for so as to reflect the fact that both CCVG and Golden Dragon were under common control at the date of the Reorganization, similar to a reverse acquisition of CCVG and its subsidiary company, CCAPS, by Golden Dragon.

Sale of CCAPS

On December 31, 2010, Golden Dragon entered into a Share Purchase Agreement with an unrelated third party. Under the terms of the Share Purchase Agreement, Golden Dragon sold 100% of the issued and outstanding shares of its sole remaining wholly owned subsidiary, CCAPS for $100 cash consideration, subject to its debts, and issued 25,000 restricted shares of Golden Dragon common stock, valued at $1,000, to CCAPS pursuant to the terms of the Share Purchase Agreement. At the time of the sale, CCAPS had no ongoing operations or assets and outstanding liabilities of approximately $678,000.

Following the merger of CCVG with and into CCAPS, CCAPS, as the surviving corporation in that merger, retained all outstanding liabilities of CCVG in the divestiture.

As a result of the sale of 100% of the issued and outstanding shares of CCAPS, Golden Dragon, the surviving publicly quoted holding company, will no longer consolidate the liabilities of CCAPS or CCVG.

Historical Operations

Concord was incorporated in August 1998 in the State of Colorado. On February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the Pink Sheets OTCQB and the OTC Bulletin Board and continue trade under the symbol "CCVR"

PLAN OF OPERATIONS

Our plan of operation is to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that these events can be successfully completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our current directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or our controlling shareholder may sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered a shell company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

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

INTELLECTUAL PROPERTY

We do not hold any patents or patent applications.

EMPLOYEES

As of December 31, 2010, Mr. Cutler serves as our Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with Mr. Cutler. We have no other employees.

ITEM 1A. RISK FACTORS

WE HAD APPROXIMATELY $8.4 MILLION OF LIABILITIES OUTSTANDING

The legal advice we have received is that these liabilities have been extinguished through the passage of time under the statute of limitations or ceased to be our liabilities following the Reorganization and the sale of CCAPS. It is possible that creditors may dispute this and could seek to take legal action against us to collect their alleged debts. The costs of defending such legal action could be significant and would hinder our ability to complete a reverse merger.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As of December 31, 20010, we had an accumulated deficit of $16,874,781 and stockholders' equity just of $100.

Future losses are likely to occur as and until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2010 and 2009, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we intend to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that these events will be successfully completed.

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

Our sole executive officer, directors, and holders of 5% or more of our issued and outstanding common stock beneficially own approximately 65% of our issued and outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 20), and "Conflicts of Interest." (page 20).

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Over the Counter Bulletin Board and the Pink Sheets' OTCQB. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

The shares of our common stock may be thinly-traded on the OTC Bulletin Board and the Pink Sheets' OTCQB, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of one year. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 4. REMOVED AND RESERVED.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Shares of our Common Stock are presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA") and are listed on the Pink Sheets' OTCQB under the trading symbol "CCVR."

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past two years as reported on the Pink Sheets OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

                                                   High              Low


         Year Ended December 31, 2010:
                  First quarter                    $0.101            $0.10
                  Second quarter                     0.12              0.10
                  Third quarter                      1.01              0.12
                  Fourth quarter                     0.125             0.0125
         Year Ended December 31, 2009:
                  First quarter                    $1.25             $0.01
                  Second quarter                     1.15              0.10
                  Third quarter                      0.17              0.10
                  Fourth quarter                     0.101             0.10

Record Holders.

There were 104 holders of record as of June 20, 2011. However, we believe the number of beneficial holders of our shares of common stock to be approximately
430. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

We made the following unregistered sales of securities during the years ended December 31, 2010 and 2009:


     Date of Issuance     Title of Securities   Number of           Consideration       Holder
                                                Shares

    December 31, 2010        Common Stock         25,000            Sale of CCAPS       CCAPS

Exemption from Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The above entity was provided access to all material information which it requested, all information necessary to verify such information and was afforded access to our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment with no intention of distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

 Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 10. Stockholders' Deficit of our Financial Statements on page 35 below.


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

OVERVIEW

Reorganization into a Holding Company Structure

Effective December 31, 2010, pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), CCVG completed an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") with CCAPS and Golden Dragon, both wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into shareholders of Golden Dragon on a one share for one share basis.

As a result of this reorganization into a Holding Company structure, Golden Dragon became the surviving publicly quoted parent holding company with CCAPS, the surviving corporation of the merger between CCVG and CCAPS, becoming the sole remaining wholly-owned subsidiary of Golden Dragon.

The Reorganization has been accounted for so as to reflect the fact that both CCVG and Golden Dragon were under common control at the date of the Reorganization, similar to a reverse acquisition of CCVG and its subsidiary company, CCAPS, by Golden Dragon.

Sale of CCAPS

On December 31, 2010, Golden Dragon entered into a Share Purchase Agreement with James Clark. Under the terms of the Share Purchase Agreement, Golden Dragon sold 100% of the issued and outstanding shares of its sole remaining wholly owned subsidiary, CCAPS, to James Clark for $100 cash consideration, subject to its debts, and issued 25,000 shares of Golden Dragon common stock, valued at $1,000, to CCAPS pursuant to the terms of the Share Purchase Agreement. At the time of the sale, CCAPS had no ongoing operations or assets and outstanding liabilities of approximately $678,000.

Following the merger of CCVG with and into CCAPS, CCAPS, as the surviving corporation in that merger, retained all outstanding liabilities of CCVG in the divestiture.

As a result of the sale of 100% of the issued and outstanding shares of CCAPS, Golden Dragon, the surviving publicly quoted holding company will no longer consolidate the liabilities of CCAPS or CCVG.

PLAN OF OPERATIONS

Our plan of operations is to raise debt and, or, equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete these transactions. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Though no such opportunities have been identified at the time of this filing.

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

Liquidity and Capital Resources

As at December 31, 2010, we had assets of $100, no operating business or other source of income, no outstanding liabilities and a stockholders' equity of $100.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital of $100 and reported an accumulated deficit of $16,874,781 as at December 31, 2010.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2009

Gain on Sale of Subsidiary

During the year ended December 31, 2010 we recognized a gain of $676,989 on the sale of our subsidiary CCAPS, compared to no gain on sale of subsidiary in the year ended December 31, 2009, an increase of $676,989. This was a one-time event and the Company does not expect to recognize such a gain in the future.

 As at December 31, 2010, when we sold CCAPS, CCAPS had net liabilities of $677,889 and we sold 100% of the issued and outstanding share capital of CCAPS for cash consideration of $100 and issued 25,000 shares of our common stock, valued at $1,000, to CCAPS as part of the sales agreement.

Gain on Debt Relief

During the year ended December 31, 2010, we recognized no gain on debt relief, compared to a gain of $207,300 on debt relief in the year ended December 31, 2009, a decrease of $207,300.

During the year ended December 31, 2009, outstanding liabilities, which had been incurred, prior to our dismissal from our Chapter 11 reorganization, were statute barred under the state laws of Texas and we recognized a gain on these this debt relief of $207,300.

General and Administrative Expenses

During the year ended December 31, 2010, we incurred $91,389 in general and administrative expenses, broadly in line with the $93,562 we incurred in general and administrative expenses in the year ended December 31, 2009. General and administrative expenses consist mainly of legal and accounting expenses incurred with maintaining our public reporting status and associated with our recent reorganization activities.

Operating Income (Loss)

In the year ended December 31, 20010, we recognized operating income of $586,600 compared to operating income of $113,748 in the year ended December 31, 200, an increase of $472,852 due to the factors as discussed above.

Interest and Other Income / (Expenses) Net

In the year ended December 31, 2010, we incurred interest expense of $10,196 in interest and other income / (expenses) net compared to $4,874 in the year ended December 31, 2009, an increase of $5,322. The interest expense represented accrued interest at 8% on the loan made to us by Mr. Cutler, an officer and director, in respect of expenses incurred settling certain of our outstanding liabilities and bringing our books and records up to date which he paid directly on our behalf. The increase in interest expense in the year ended December 31, 2010 as compared to the year ended December 31, 2009 reflected the increase in the principal balance of the loan provided to us by Mr. Cutler between the two periods.

We have accrued no interest expense during the fiscal years ended December 31, 2010 and 2009, in respect to our outstanding liabilities from March 2001, as we believe that these liabilities will be settled for their current carrying values, or less, and, consequently, no additional interest provision is required.

Profit before Income Tax

In the year ended December 31, 2010, we recognized income before income taxes of $575,404 compared to a $108,863 in the year ended December 31, 2009, a variance of $466,541, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either the year ended December 31 2010 or 2009. We had sufficient brought forward tax losses to offset the profits arising the twelve months ended December 31, 2010 and 2009.

Net Income (Loss)

In the year ended December 31, 2010, we realized net income of $575,404 compared to $108,863 in the year ended December 31, 2009, a variance of $466,541, due to the factors set out above.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND 2009

As at December 31, 2010, we had total current assets of $100, consisting solely of cash, no operating business or other source of income, no outstanding liabilities and a stockholders' equity of $100.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed. At the time of this filing, we have not identified any such opportunities.

During the years ended December 31, 2010 and 2009, we had no corporate bank account and all our expenses we paid for on our behalf by one of our directors.

For the year ended December 31, 2010, we used net cash of $60,000 in our operations, compared to $69,123 for the year ended December 31, 2009, a decrease of $9,123. During the year ended December 31, 2010, the net income of $575,404, after an adjustment of $676,989 for non-cash items, resulted in cash used in operations of $101,585, which was partially offset by a positive movement of $41,585 in operating assets and liabilities. This compares to the year ended
December 31, 2009, where the net income of $108,863, after adjustment of $207,300 for non-cash items, resulted in a cash used in operations of $98,437, partially offset by a positive movement of $29,314 in operating assets and liabilities.

During the fiscal year ended December 31, 2010, we received $100 from the sale of our subsidiary company. No cash was provided by, or used in, investing activities during the fiscal year ended December 31, 2009.

During the fiscal year ended December 31, 2010, we received $60,000 from financing activities, compared to $69,123 in the year ended December 31, 2009, a decrease of $9,123. The decrease represented the reduced level of funding required to be provided to us by Mr. Cutler, one of our officers and directors.

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

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

All companies are required to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 8 to the financial statements on page 34 below.

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

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We dismissed Larry O'Donnell, CPA, PC as our independent registered public accountant on October 26, 2010. Effective December 14, 2010, the Public
Accounting Oversight Board ("PCAOB") revoked Larry O'Donnell, CPA, P.C.'s registration as a registered public accountant.

On November 10, 2010, our Board of Directors approved the engagement of new auditors, Ronald Chadwick, PC, of Aurora, Colorado to be our new independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended December 31, 2009 and 2008 and the cumulative period of January 1, 2010 through June 30, 2010 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Independent Auditor Report by Larry O'Donnell, CPA, PC for the fiscal years ended December 31, 2009 and 2008, contained an opinion which included a paragraph discussing uncertainties related to our continuation as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, Mr. Cutler, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Cutler has concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.       OTHER INFORMATION
None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective December 31, 2010, our directors and officers were:

              NAME               AGE             POSITION

       David J. Cutler           54      President, Chief Executive Officer,
                                         Chief Financial Officer and Director.

       Redgie Green              58      Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our director and officer in March 2006. Mr. Cutler has more than 30 years of experience in international finance, accounting and business administration. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005, Chief Executive Officer, Chief Financial Officer and a director of Aspeon, Inc. (nka Aspi, Inc.), a publicly listed shell company from April 2005 until October 2009, Chief Executive Officer, Chief Financial Officer and a director of Atomic Paintball, Inc., a development stage owner and operator of paintball parks from August 2006 until December 2009 and was appointed as the sole director of Southwestern Water Exploration Co., a public shell company, in March 2011. Atomic Paintball filed for Chapter 7 in 2009. Mr. Cutler has a Masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, Mr. Cutler has qualified as a Certified Public Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Redgie Green - Director. Mr. Green became a director in March 2006. Mr. Green served as the President of Sun River Energy Inc. from January 2009 through July 2010. Mr. Green served as a Director of Sun River Energy, Inc. from 1998 through July 2010. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was Secretary, Treasurer and Director of Baymark Technologies, Inc. and was appointed as a director of Aspeon, Inc. (now Aspi, Inc.) from March 2006 until October 2009. Mr. Green serves as a director of IntreOrg Systems, Inc. and International Paintball, Inc. In addition, Mr. Green in November 2010 was appointed the sole director and officer of Legacy Technology Holdings, Inc.

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

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee. We do not have a compensation committee or audit committee.

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

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2010, 2009 and 2008 (the "Named Executive Officers"):


                              SUMMARY EXECUTIVE COMPENSATION TABLE


-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

David  J.   Cutler,
President,     CEO,  2010     60,000     0        0     0             0             0             0        60,000
CFO  and   Director  2009     60,000     0        0     0             0             0             0        60,000
(1)                  2008     60,000     0        0     0             0             0             0        60,000
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

(1) Mr. Cutler's  remuneration  was paid to Burlingham Corporate  Finance,  Inc. ("Burlingham") in the form of consulting  fees. Mr.
Cutler is the  principal  shareholder of Burlingham.  Mr. Cutler is both a director  and  officer of the  Company  and its  majority shareholder and as such he has the ability to significantly influence the terms and payment of such compensation.



                                      DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the year ended December 31, 2010:


----------------------- ------------- --------- ---------- ----------------- ---------------------- ----------------- --------------
Name                    Fees Earned   Stock     Options    Non-Equity        Nonqualified           All Other         Total
                        Or   Paid-in  Awards    Awards     Incentive Plan    Deferred Compensation  Compensation      ($)
                        Cash ($)                ($)        Compensation      ($)                    ($)
                                                           ($)

----------------------- ------------- --------- ---------- ----------------- ---------------------- ----------------- --------------
David J. Cutler,
director (1)            0             0         0          0                 0                      60,000            60,000
----------------------- ------------- --------- ---------- ----------------- ---------------------- ----------------- --------------
Redgie Green,
director                0             0         0          0                 0                      0                 0
----------------------- ------------- --------- ---------- ----------------- ---------------------- ----------------- --------------

(1)   Mr. Cutler serves as the Company's Chief Executive Officer and Chief Financial Officer and as such receives consulting fees through the firm of Burlingham Corporation Finance, Inc. of which he is the principal shareholder.

The Company does not pay any Directors fees for meeting attendance.

All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2010 by:

     o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

     o    each of our named executive officers and directors, and

     o    all executive officers and directors as a group.


                                                           NUMBER OF      PERCENT OF
        NAME AND ADDRESS OF BENEFICIAL OWNER               SHARES       OUTSTANDING (2)
     ------------------------------------------------   -------------     ------------

     David J. Cutler (1)                                  1,521,120          63.8%

     Redgie Green (1)
                                                             25,000           1.0%

                                                        ------------      ------------
     All executive officers and directors as a group.     1,546,120          64.8%
                                                        ============      ============

(1)  c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

(2) Based upon 2,384,407 shares of the Company's common stock issued and outstanding on December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2010, we paid $60,000 (2009 - $60,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham. Mr. Cutler is both a director and officer of the Company and its majority shareholder and as such he has the ability to significantly influence the terms and payment of such compensation.

As at December 31, 2010, we had no outstanding liability with Mr. Cutler (2009- $99,809) and no accrued interest outstanding (2009 - $5,749).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $2,800 audit fees with our former auditor, Larry O'Donnell, CPA, PC, in the years ended December 31, 2010 (2009 - $2,800 ) in respect of the audit for the fiscal year ended December 31, 2009. We incurred no audit fees with our new auditor, Ronald Chadwick, PC, in the years ended December 31, 2010 or 2009.

Tax Fees

We did not incur any tax fees with our former auditor, Larry O'Donnell, CPA, PC, or our new auditor, Ronald Chadwick, PC, in the years ended December 31, 2010 or 2009

We incurred $0 tax fees with any unconnected third party tax advisor in the year ended December 31, 2010 (2009 - $275).

All Other Fees

We incurred $800 (2009 - $1,110) in other fees with our previous auditor, Larry O'Donnell, CPA, PC, and $1,500 (2009 - $0) with our new auditor, Ronald Chadwick, PC, in the year ended December 31, 2010 in respect the review of our quarterly financial statements.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K in accordance with Item 601 of Regulation S-K:


   EXHIBIT
   NUMBER                    DESCRIPTION AND METHOD OF FILING


2.1    Agreement and Plan of Merger (1)

2.2    Agreement and Plan of Merger and Reorganization Into Holding Company (2)

3(i).1    Articles of Incorporation of Golden Dragon Holding Co.*

3(ii).1    Bylaws of Golden Dragon Holding Co.*

31.1  Certification of Chief Executive Officer pursuant to Section 302 of  the Sarbanes-Oxley Act*

32.1  Certification of Principal Executive Officer pursuant to Section 906  of the Sarbanes-Oxley Act *

101.INS  XBRL Instance Document (1)

101.SCH  XBRL Taxonomy Extension Schema Document (1)

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB  XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Filed herewith.

(1) Filed as an exhibit to the Company' Current Report on Form 8-K, filed with the SEC on October 14, 2010.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on January 28, 2011.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............       25

BALANCE SHEETS

 As of December 31, 2010 and 2009.....................................       26

STATEMENTS OF OPERATIONS

 For the Years Ended December 31, 2010 and 2009.......................       27

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 For the Years Ended December 31, 2010 and 2009.......................       28

STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2010 and 2009.......................       29

NOTES TO FINANCIAL STATEMENTS.........................................       30

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Golden Dragon Holding Co.
Denver, Colorado

I have audited the accompanying balance sheets of Golden Dragon Holding Co. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Dragon Holding Co. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                    /s/ Ronald R. Chadwick, P.C.
June 20, 2011                                       RONALD R. CHADWICK, P.C.


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                         BALANCE SHEETS


                                                                                  DECEMBER 31,
                                                                             2010             2009

                                                                         --------------  ---------------
                            ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                        $           100 $              -

                                                                         --------------  ---------------
                 Total Current Assets                                              100                -

                                                                         --------------  ---------------
      TOTAL ASSETS                                                     $           100 $              -
                                                                         ==============  ===============

                 LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES

      Accounts Payable                                                 $             - $        174,830
      Accrued Expenses                                                               -          101,789
      Capital Leases                                                                 -            3,660
      Operating Leases                                                               -          196,216
      Related Party Loans                                                            -           99,809

                                                                         --------------  ---------------
                 Total Current Liabilities                                           -          576,304
                                                                         --------------  ---------------

COMMITMENTS AND CONTINGENCIES (Note. 8)

STOCKHOLDERS' EQUITY / (DEFICIT)

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized               -                -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                        239              236
      shares authorized, 2,384,407 and 2,359,407 shares issued and outstanding respectively
      Additional Paid In Capital                                            16,874,642       16,873,645
      Accumulated Deficit                                                  (16,874,781)     (17,450,185)
                                                                         --------------  ---------------
                 Total Stockholders' Equity / (Deficit)                            100         (576,304)

                                                                         --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)                 $           100 $              -
                                                                         ==============  ===============


                         See Accompanying Notes to Financial Statements.

                                       26


                        GOLDEN DRAGON HOLDING CO. AND PREDECESOR COMPANY
                                    STATEMENTS OF OPERATIONS


                                                                                FOR THE YEARS
                                                                                     ENDED
                                                                                 DECEMBER 31,
                                                                             2010           2009

                                                                         -------------  -------------

OPERATING (INCOME) / EXPENSES

      Gain on Sale of Subsidiary Company                               $     (676,989)$            -
      Gain on Debt Relief                                                           -       (207,300)
      General & Administrative Expenses                                        91,389         93,562
                                                                         -------------  -------------
      Total Operating (Income) / Expenses                                    (585,600)      (113,738)

OPERATING INCOME (LOSS)                                                       585,600        113,738

Interest and Other Income / (Expenses) Net                                    (10,196)        (4,875)
                                                                         -------------  -------------
Income / (Loss) before Income Taxes                                           575,404        108,863

Provision for Income Taxes                                                          -              -
                                                                         -------------  -------------
NET INCOME (LOSS)                                                      $      575,404 $      108,863
                                                                         =============  =============

NET INCOME (LOSS) PER COMMON SHARE

      Basic & Diluted                                                  $         0.24 $         0.05
                                                                         =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                       2,359,475      2,359,407
                                                                         =============  =============


                         See Accompanying Notes to Financial Statements.

                                             27


                        GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                         STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)
                           THE YEARS ENDED DECEMBER 31, 2010 AND 2009


                                                   Class A Common Stock      Additional
                                                                              Paid - in       Accumulated
                                                  Shares        Amount         Capital      Equity / (Deficit)   Total

                                                     #             $              $               $                $

Balance, December 31, 2008                        2,359,407           236      16,873,645      (17,559,048)        (685,167)

Net Income                                           -             -              -                108,863          108,863
                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2009                        2,359,407           236      16,873,645      (17,450,185)        (576,304)

Stock Issued on Sale of Subsidiary                   25,000             3             997         -                   1,000

Net Income                                           -             -              -                575,404          575,404
                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2010                        2,384,407           239      16,874,642      (16,874,781)             100
                                                ============  ============  ==============  ===============  ===============


                         See Accompanying Notes to Financial Statements.

                                               28


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                    STATEMENT OF CASH FLOWS

                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                                2010          2009

                                                                           ----------------------------

CASH FLOW PROVIDED BY  (USED IN) OPERATING ACTIVITIES

NET INCOME (LOSS)                                                          $     575,404 $     108,863

ADJUSTMENTS TO RECONCILE NET INCOME / (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Gain on Sale of Subsidiary                                                (676,989)            -
      Gain on Debt Relief                                                              -      (207,300)

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase (Decrease) in Accounts Payable                                     31,389        24,440
      Increase (Decrease) in Accrued Expenses                                     10,196         4,874
                                                                             ------------  ------------
      Total Cash Flow used in Operating Activities                               (60,000)      (69,123)
                                                                             ------------  ------------

CASH FLOW PROVIDED BY  (USED IN) INVESTING ACTIVITIES

      Proceeds on Sale of Subsidiary Company                                         100             -
                                                                             ------------  ------------
      Total Cash Flow provided by / (used in)  Investing Activities                  100             -
                                                                             ------------  ------------

CASH FLOW PROVIDED BY  (USED IN) FINANCING ACTIVITIES

      Funds from Related Party Loans                                              60,000        69,123
                                                                             ------------  ------------
      Total Cash Flow provided by / (used in)  Financing Activities               60,000        69,123
                                                                             ------------  ------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   100            (0)

Cash and Cash Equivalents at the beginning of the period                               -             -
                                                                             ============  ============
Cash and Cash Equivalents at the end of the period                         $         100 $           -
                                                                             ============  ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                     $           - $           -
                                                                             ------------  ------------
Cash paid for income tax                                                   $           - $           -
                                                                             ------------  ------------


                         See Accompanying Notes to Financial Statements.

                                               29

                GOLDEN DRAGON HOLDING CO AND PREDECESSOR COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2010

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - In April 2010, Concord Ventures, Inc. ("Concord"), a Colorado corporation, incorporated three new subsidiary companies, CCVG, Inc. ("CCVG"), CCAPS Co. ("CCAPS") and Golden Dragon Holding Co. ("Golden Dragon"). All three of the new subsidiary companies were domiciled in Delaware.

Re-domicile in Delaware

In order for Concord to re-domicile in Delaware from Colorado, on September 29, 2010, Concord entered into an Agreement and Plan of Merger ("the Merger Agreement") with its wholly owned subsidiary, CCVG. Under the terms of the Merger Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware

Reorganization into a Holding Company Structure

Effective December 31, 2010, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - Golden Dragon acquired 100% of the issued share capital of CCVG in a share for share exchange of Golden Dragon shares for CCVG shares with CCVG's existing shareholders, and

     -    CCVG merged with CCAPS, one of CCVG's former subsidiary companies.

As a result of this reorganization into a Holding Company structure, Golden Dragon became the surviving publicly quoted parent holding company with CCAPS, the surviving corporation of the merger between CCVG and CCAPS, becoming the sole remaining wholly-owned subsidiary of Golden Dragon.

The Reorganization has been accounted for so as to reflect the fact that both CCVG and Golden Dragon were under common control at the date of the Reorganization, similar to a reverse acquisition of CCVG and its subsidiary company, CCAPS, by Golden Dragon.

Sale of CCAPS

On December 31, 2010, Golden Dragon entered into a Share Purchase Agreement with James Clark. Under the terms of the Share Purchase Agreement, Golden Dragon sold 100% of the issued and outstanding shares of its sole remaining wholly owned subsidiary, CCAPS, to James Clark for $100 cash consideration, subject to its debts, and issued 25,000 shares of Golden Dragon Common Stock, valued at $1,000, to CCAPS pursuant to the terms of the Share Purchase Agreement. At the time of the sale, CCAPS had no ongoing operations or assets and outstanding liabilities of approximately $678,000.

Following the merger of CCVG with and into CCAPS, CCAPS, as the surviving corporation in that merger, retained all outstanding liabilities of CCVG in the divestiture.

As a result of the sale of 100% of the issued and outstanding shares of CCAPS, Golden Dragon, the surviving publicly quoted holding company will no longer consolidate the liabilities of CCAPS or CCVG.

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Property and Equipment- We sold all of our fixed assets effective February 16, 2001 for the benefit of our creditors as part of our Chapter 11 reorganization. Accordingly, we had no property and equipment as of December 31, 2010 and 2009 and we recorded no depreciation expense in the years ended December 31, 2010 and 2009.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at December 31, 2010 and 2009.

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

Advertising cost -- Advertising costs were expensed as incurred. No advertising costs were incurred in the years ended December 31, 2010 and 2009.

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

Our comprehensive income / (loss) for the years ended December 31, 2010 and 2009 was identical to our net income / (loss) for the years ended December 31, 2010 and 2009.

Income (Loss) Per Share --. Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic and diluted EPS were identical for the years ended December 31, 2010 and 2009 as the exercise price of our outstanding stock options was substantially in excess of our share price throughout these periods.

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

Business Segments -- We consider our ongoing activities to constitute a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Gain on debt relief - The Company recorded a gain on debt relief in the year ended December 13, 2009 of $207,300 based on its interpretation of and estimates from various state statutes of limitation.

2. GOING CONCERN AND LIQUIDITY

As at December 31, 2010, we had assets of $100, no operating business or other source of income, no outstanding liabilities and a stockholders' equity of $100.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital of $100 and reported an accumulated deficit of $16,874,781 as at December 31, 2010.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

3. ASSETS

As at December 31, 2010, our sole asset was Cash and Cash Equivalents of $100 relating to the sales consideration arising from the sale of our subsidiary company, CCAPS. We had no assets as at December 31, 2009.

4. ACCOUNTS PAYABLE

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no liabilities outstanding.

Of the outstanding accounts payable at December 31, 2009, $92,226 related to liabilities outstanding in December 2000 when we filed for Chapter 11 bankruptcy protections which have not been settled or statute barred as yet. The remaining balance of $82,604 accounts payable related to current liabilities incurred in bringing our financial and SEC filings up to date.

5. ACCRUED EXPENSES

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2000, we had no accrued expenses outstanding.

Of the expenses accrued at December 31, 2009, $89,040 relates to potential liabilities to creditors of the December 2010 Chapter11 including a reserve for potential disputes in respect of liabilities believed to be statute barred and potential interest at default rates and penalties on capital leases. The balance of $12,749 relates to expenses incurred in 2009 relating to share transfer agent fees and interest on our related party loan.

6. CAPITAL AND OPERATING LEASES

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no liabilities under capital and operating outstanding.

These balances of payable under capital and operating leases outstanding at December 31, 2009 represented an estimate of the outstanding liabilities on capital and operating leases remaining from the December 2000 Chapter 11 bankruptcy.

7. RELATED PARTY LOANS

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no liabilities under related party loans outstanding.

As at December 31, 2009, related party loans represent the loan made to us by one of our directors, Mr. David J Cutler. Interest is accrued on the loan at 8%.

8. COMMITMENTS AND CONTINGENCIES

Capital and Operating Leases

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no liabilities under capital and operating outstanding.

The balances of payable under capital and operating leases outstanding at December 31, 2009 represented an estimate of the outstanding liabilities on capital and operating leases remaining from the December 2000 Chapter 11 bankruptcy.

We have not entered into any further capital or operating leases since December 2006.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, we paid $60,000 (2009 - $60,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

As at December 31, 2010, we had no outstanding liability with Mr. Cutler (2009 - $99,809) and no accrued interest outstanding (2009 - $5,749).

10.  STOCKHOLDERS' EQUITY (DEFICIT):

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

No shares of preferred stock were issued or outstanding during the financial years ended December 31, 2010 and 2009.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

Effective December 31, 2010 we issued 25,000 shares of our common stock, valued at $1,000, under the terms of the agreement for the sale of our subsidiary company, CCAPS.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2010 and 2009.

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

The following table summarizes stock option activity under the Plan:


                                  Under the Stock Option Plan:                  Other Grants:
                            -------------------------------------------     --------------------
                                           Granted to                            Granted to
                                         Non- Employees                         Non-Employees
                                     --------------------                    -------------------

                                                Weighted                                Weighted
                                                Average                                 Average
                                                Exercise                                Exercise
                                      Shares    Price                       Shares      Price
                                      -------   --------                    --------    --------
 Outstanding at December 31, 2008     2,000     $45.00                           -          -
       Granted                            -          -                           -          -
       Exercised                          -          -                           -          -
       Canceled                      (2,000)    (45.00)                          -          -
                                    ---------  ---------                    --------    --------
  Outstanding at December 31, 2009        -          -                           -          -
                                    =========  =========                    ========    ========

Our remaining options expired, un-exercised,  during the year ended December 31, 2009.

11. INCOME TAXES:

We have had losses since our Inception, and therefore are not subject to federal or state income taxes. We have accumulated tax losses available for carryforward in excess $16 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2022. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue more than 50% of our total authorized and issued share capital in September 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

12. SEGMENT INFORMATION:

We consider our ongoing business activities to constitute a single segment.

13. SUBSEQUENT EVENTS:

We have evaluated subsequent events through June 20, 2011. There have been no subsequent events after December 31, 2010 for which disclosure is required.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GOLDEN DRAGON HOLDING CO.
..

Date: June 27, 2011                              By: /s/ DAVID J. CUTLER
                                                     --------------------------
                                                 David J Cutler
                                                 Chief Executive Officer, &
                                                 Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                TITLE                            DATE


    /s/ David J. Cutler       Chief Executive Officer          June 27, 2011
          David  J. Cutler    &
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

    /s/ Redgie Green          Director                         June 27, 2011
          Redgie Green