Form 10-K/A
period 2010-12-31
GOLDEN DRAGON HOLDING CO.
filed 2011-06-30
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================


                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-27055

                            GOLDEN DRAGON HOLDING CO.
                            -------------------------
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

                                 (303) 704 4623
                                ----------------
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                Explanatory Note


Golden Dragon Holding Co. is filing this Amendment No. 1 (the "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2010 (the "Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on June 28, 2011, for the sole purpose of filing the Interactive Data Files furnished as
Exhibit 101, which were omitted from the previous filing. No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K in accordance with Item 601 of Regulation S-K:


EXHIBIT
NUMBER                    DESCRIPTION AND METHOD OF FILING

2.1    Agreement and Plan of Merger (1)

2.2    Agreement and Plan of Merger and Reorganization Into Holding Company (1)

3(i).1    Articles of Incorporation of Golden Dragon Holding Co.(1)

3(ii).1    Bylaws of Golden Dragon Holding Co.(1)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act(1)

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (1)

101.INS  XBRL Instance Document (2)

101.SCH  XBRL Taxonomy Extension Schema Document (2)

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB  XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1) Filed with, or incorporated by reference in, our Form 10-K filed June 28, 20101 (File No. 000-27055).

(2) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GOLDEN DRAGON HOLDING CO.



Date: June 29, 2011                        By: /s/ DAVID J. CUTLER
                                               --------------------------
                                               David J Cutler
                                               Chief Executive Officer, &
                                               Chief Financial Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                     TITLE              DATE



     /s/ David J. Cutler           Chief Executive Officer        June 29, 2011
           David  J. Cutler        &
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

     /s/ Redgie Green              Director                       June 29, 2011