Form 10-Q
period 2011-03-31
GOLDEN DRAGON HOLDING CO.
filed 2011-07-01
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
        OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                            GOLDEN DRAGON HOLDING CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      24-4635140
              ----------                                    ------------
      (State of Incorporation)                        (IRS Employer ID Number)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                  303-704-4623
                                 --------------
                         (Registrant's Telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 27, 2011, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

Balance Sheet - March 31, 2011 (Unaudited) and December 31, 2010 (Audited)    3

Statement of Operations  - Three months ended  March 31, 2011 and 2010        4

Statement of Cash Flows - Three months ended March 31, 2011 and 2010          5

Notes to Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4. Controls and Procedures                                              18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Removed and Reserved                                                20

Item 5.  Other Information                                                   20

Item 6.  Exhibits                                                            20

SIGNATURES                                                                   21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                         BALANCE SHEETS

                                                                                 MARCH 31,           DECEMBER 31,
                                                                                   2011                  2010
                                                                              ----------------     -----------------
                                                                                (Unaudited)           (Audited)

                              ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                             $             100    $              100

                                                                              ----------------     -----------------
                  Total Current Assets                                                    100                   100

                                                                              ----------------     -----------------
      TOTAL ASSETS                                                          $             100    $              100
                                                                              ================     =================

                              LIABILITIES & STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES

      Accounts Payable                                                      $             477    $                -
      Accrued Expenses                                                                     99                     -
      Related Party Loan                                                               15,000                     -

                                                                              ----------------     -----------------
                  Total Current Liabilities                                            15,576                     -
                                                                              ----------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note. 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                      -                     -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                               239                   239
      shares authorized as at March 31, 2011 and December 31, 2010,
      2,384,407 shares issued and outstanding as at March 31, 2011 and
       December 31, 2010
      Additional Paid In Capital                                                   16,874,642            16,874,642
      Accumulated Deficit                                                         (16,890,357)          (16,874,781)
                                                                              ----------------     -----------------
                  Total Stockholders' (Deficit) / Equity                              (15,476)                  100

                                                                              ----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY                      $             100    $              100
                                                                              ================     =================




                         See Accompanying Notes to Financial Statements.

                                                3


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   2011               2010
                                                                               --------------   ------------------

OPERATING EXPENSES

      General & Administrative Expenses                                               15,477               14,255

                                                                               --------------   ------------------
      Total Operating Expenses                                                        15,477               14,255

OPERATING LOSS                                                                       (15,477)             (14,255)

Interest and Other Income / (Expenses) Net                                               (99)              (2,067)

                                                                               --------------   ------------------
Loss before Income Taxes                                                             (15,576)             (16,322)

Provision for Income Taxes                                                           -                  -

                                                                               --------------   ------------------
NET LOSS                                                                     $       (15,576)  $          (16,322)
                                                                               ==============   ==================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                                             ($0.01)            ($0.01)
                                                                               ==============   ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                            2,384,407          2,359,407
                                                                               ==============   ==================











                         See Accompanying Notes to Financial Statements.

                                                4


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                    STATEMENTS OF CASH FLOWS
                                          (Unadudited)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   2011                2010
                                                                                ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                          $     (15,576)     $      (16,322)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES                                              -                   -

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                                         477                (747)
      Increase / (decrease) in Accrued Expenses                                         100               2,069

                                                                                ------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                  (15,000)            (15,000)
                                                                                ------------       -------------

CASH FLOW FROM INVESTING ACTIVITIES                                                       -                   -

                                                                                ------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                        -                   -
                                                                                ------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Related Party Loan                                                 15,000              15,000

                                                                                ------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                  15,000              15,000
                                                                                ------------       -------------

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                              $           -      $            -
                                                                                ============       =============

Cash and Cash Equivalents at the beginning of the period                      $         100      $            -
                                                                                ============       =============
Cash and Cash Equivalents at the end of the period                            $         100      $            -
                                                                                ============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                        $           -      $            -
                                                                                ============       =============
Cash paid for income tax                                                      $           -      $            -
                                                                                ============       =============







                         See Accompanying Notes to Financial Statements.

                                                5

                GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Business

Golden Dragon Holding Co. ("Golden Dragon") is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger candidate has been identified at this time.

History

Golden Dragon was incorporated in the State of Delaware in April 2010 as a wholly owned subsidiary of Concord Ventures, Inc. ("Concord"). Concord was a publicly quoted shell company with no assets, no operating business or other source of income and liabilities in excess of $590,000.

Merger of Concord

 In order for Concord to re-domicile in the State of Delaware from the State of Colorado, on September 29, 2010, Concord entered into an Agreement and Plan of Merger ("the Merger Agreement") with one of its wholly owned subsidiary companies, CCVG, Inc. ("CCVG"). Under the terms of the Merger Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware.

Reorganization into a Holding Company Structure

Effective December 31, 2010, pursuant to the Delaware Holding Company formation statute, under Delaware General Corporate Law (DGCL) Section 251(g), CCVG completed an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") with CCAPS, Inc. ("CCAPS") and Golden Dragon, both wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into shareholders of Golden Dragon on a one share for one share basis.

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed with the SEC.

Significant Accounting Policies:

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

Property and Equipment -- We owned no property and equipment during the three months ended March 31, 2011 or 2011 and consequently we recorded no depreciation expense during the three months ended March 31, 2011 or 2010.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at March 31, 2011 or 2010.

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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three months ended March 31, 2011 or 2010.

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

Our comprehensive loss was identical to our net loss for the three months ended March 31, 2011 and 2010.

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

Basic and diluted EPS were identical for the three months ended March 31, 2011 and 2010. We had no stock options outstanding during the three months ended March 31, 2011 and during the three months ended March 31, 2010 our outstanding stock options was substantially in excess of our share price throughout the period.

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

No stock based compensation was issued or outstanding during the three months ending March 31, 2011 or 2010.

Business Segments -- We believe that our activities during the three months ended March 31, 2011 and 2010 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2011, we had cash of $100, no other assets, no operating business or other source of income, outstanding liabilities totaling $15,576 and a stockholders' deficit of $15,476.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $15,476 and reported an accumulated deficit of $16,890,357 as at March 31, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at March 31, 2011 and December 31, 2010, our sole asset was Cash and Cash Equivalents of $100 relating to the sales consideration arising from the sale of our subsidiary company, CCAPS.

4.       ACCOUNTS PAYABLE

As at March 31, 2011, the balance of accounts payable represents legal fees payable.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no accounts payable outstanding as at December 31, 2010.

5.       ACCRUED EXPENSES

As at March 31, 2011, the balance of accrued expenses represents interest payable on our related party loan (See Note 6.).

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no accrued expenses outstanding as at December 31, 2010.

6.        RELATED PARTY LOAN

As at March 31, 2011, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and at March 31, 2011, the principal balance owed was $15,000 with accrued interest of $99.

Interest is accrued on the loan at 8%.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no related party loan outstanding as at December 31, 2010.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at March 31, 2011.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no capital or operating leases outstanding as at December 31, 2010.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at March 31, 2011, we owed Mr. Cutler, our sole officer, a director and majority shareholder, $15,099 including accrued interest of $99.

During the three months ended March 31, 2011, we paid $15,000 (2010 - $15,000) of Mr. Cutler's remuneration to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

9.       STOCKHOLDERS' DEFICIT:

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

No shares of preferred stock were issued or outstanding at March 31, 2011.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three months ended March 31, 2011 or 2010.

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2011 or 2010.

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

No stock options were issued or outstanding during the three months ended March 31, 2011.

During the year ended December 31, 2009, the 2,000 remaining stock options outstanding under the plan expired.

10.      INCOME TAXES

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

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through June 27, 2011. Other than those set out above, there have been no subsequent events after March 31, 2011 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise debt and, or, equity to fund our ongoing operating expenses and to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

OVERVIEW

Golden Dragon Holding Co. ("Golden Dragon") is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No such potential merger candidate has been identified at that time of this filing.

History

Golden Dragon was incorporated in the State of Delaware in April 2010 as a wholly owned subsidiary of Concord Ventures, Inc. ("Concord"). Concord was a publicly quoted shell company with no assets, no operating business or other source of income and liabilities in excess of $590,000.

Merger of Concord

 In order for Concord to re-domicile in the state of Delaware from the state of Colorado, on September 29, 2010, Concord entered into an Agreement and Plan of Merger ("the Merger Agreement") with one of its wholly owned subsidiary companies, CCVG, Inc. ("CCVG"). Under the terms of the Merger Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware.

Reorganization into a Holding Company Structure

Effective December 31, 2010, pursuant to the Delaware Holding Company formation statute, under Delaware General Corporate Law (DGCL) Section 251(g), CCVG completed an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") with CCAPS, Inc. ("CCAPS") and Golden Dragon, both wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into shareholders of Golden Dragon on a one share for one share basis.

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

General Business Plan

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

Liquidity and Capital Resources

At March 31, 2011, we had cash of $100, no other assets, no operating business or other source of income, outstanding liabilities totaling $15,576 and a stockholders' deficit of $15,476.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $15,476 and reported an accumulated deficit of $16,890,357 as at March 31, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

During the three months ended March 31, 2011 and 2010, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended March 31, 2011, we incurred $15,477 in general and administrative expenses compared to $14,255 in the three months ended March 31, 2010, an increase of $1,222. The increase was largely due to the fact that in the three months ended March 31, 2010 we received a credit as an adjustment for accounting fees which we did not receive in the three months ended March 31, 2011.

Interest Expense

We recognized an interest expense of $99 during the three months ended March 31, 2011, compared to $2,067 during the three months ended March 31, 2010, a decrease of $1,968. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loans made to us by our director between the two periods .

Profit / (Loss) before Income Tax

In the three months ended March 31, 2011, we recognized a loss before income tax of $15,576 compared to a loss before income tax of $16,322 in the three months ended March 31, 2010, a decrease of $746 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended March 31, 2011 or 2010 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended March 31, 2011, we recognized a net loss of $15,576 compared to net a loss of $16,322 in the three months ended March 31, 2010, a decrease of $746 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended March 31, 2011 and 2010.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

At March 31, 2011, we had cash of $100, no other assets, no operating business or other source of income, outstanding liabilities totaling $15,576 and a stockholders' deficit of $15,476.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $15,476 and reported an accumulated deficit of $16,890,357 as at March 31, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

During the three months ended March 31, 2011 and 2010, we did not have a bank account, although we did hold a balance of $100 in cash during the three months ended March 31, 2011 (2010- $0) arising from the proceeds on the sale of our subsidiary company, CCAPS. Consequently, there were no movements in cash flow in the three months ended March 31, 2011 and 2010. All our costs we paid for directly by Mr. Cutler, an officer, director and shareholder of the Company.

Net cash used in operations for both the three months ended March 31, 2011 and 2010 was $15,000.

In the three months ended March 31, 2011, our net losses were $15,576, which required no adjustment for any non-cash items, and were partially offset by a net positive movement in $577 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

In the three months ended March 31, 2010, our net losses were $16,322, which required no adjustment for any non-cash items, and were partially offset by a net positive movement in $1,322 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

No cash was provided by, or used in, investing activities during the three months ended March 31, 2011 and 2010.

During the both the three months ended March 31, 2011 and 2010, the Company received $15,000 from its financing activities by way of loan from a related party. This increase in the related party was a result of the payment of liabilities and expenses on our behalf by a director of the Company.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Based on the foregoing evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2011 or 2010 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three months ended March 31, 2011 or 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

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

     Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1      Certification of Principal Executive Officer pursuant  to
                       Section 906 of the Sarbanes-Oxley Act.

     Exhibit 101.INS   XBRL Instance Document(1)

     Exhibit 101.SCH   XBRL Taxonomy Extension Schema Document(1)

     Exhibit 101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document(1)

     Exhibit 101.DEF   XBRL Taxonomy Extension Definition Linkbase Document(1)

     Exhibit 101.LAB   XBRL Taxonomy Extension Label Linkbase Document(1)

     Exhibit 101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

                                               GOLDEN DRAGON HOLDING CO.


Date: June 29, 2011                            By: /s/ DAVID J. CUTLER
                                                   -------------------------
                                                   David J Cutler
                                                   Chief Executive Officer, &
                                                   Chief Financial Officer