Form 10-Q
period 2011-06-30
GOLDEN DRAGON HOLDING CO.
filed 2011-07-25
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

                                  303-704-4623
                                  ------------
                         (Registrant's Telephone number)

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                Yes [X]     No [  ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 2011, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.


                GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                    Page
                                                                                   ----

Balance Sheet - June 30, 2011 (Unaudited) and December 31, 2010 (Audited)            3

Statement of Operations  - Three and Six months ended  June 30, 2011 and 2010        4

Statement of Cash Flows - Six months ended June 30, 2011 and 2010                    5

Notes to Financial Statements                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 20

Item 4. Controls and Procedures                                                     20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                          21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                21

Item 3.  Defaults Upon Senior Securities                                            21

Item 4.  Removed and Reserved                                                       21

Item 5.  Other Information                                                          21

Item 6.  Exhibits                                                                   21

SIGNATURES                                                                          22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                         BALANCE SHEETS


                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    2011                 2010
                                                                               ----------------    ------------------
                                                                                 (Unaudited)           (Audited)

                              ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                              $               -   $               100

                                                                               ----------------    ------------------
                  Total Current Assets                                                       -                   100

                                                                               ----------------    ------------------
      TOTAL ASSETS                                                           $               - $                 100
                                                                               ================    ==================

                              LIABILITIES & STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES

      Accounts Payable                                                       $          13,034   $                 -
      Accrued Expenses                                                                     564                     -
      Related Party Loan                                                                37,550                     -

                                                                               ----------------    ------------------
                  Total Current Liabilities                                             51,148                     -
                                                                               ----------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note. 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                       -                     -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                                239                   239
      shares authorized as at June 30, 2011 and December 31, 2010,
      2,384,407 shares issued and outstanding as at June 30, 2011 and
       December 31, 2010
      Additional Paid In Capital                                                    16,874,642            16,874,642
      Accumulated Deficit                                                          (16,926,029)          (16,874,781)
                                                                               ----------------    ------------------
                  Total Stockholders' (Deficit) / Equity                               (51,148)                  100

                                                                               ----------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY                       $               -   $               100
                                                                               ================    ==================






                         See Accompanying Notes to Financial Statements.

                                                3


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                   FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                           ENDED                          ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                                    2011           2010            2011           2010
                                                                -------------  --------------  -------------  -------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                               35,206          25,558         50,684         39,813

                                                                -------------  --------------  -------------  -------------
      Total Operating Expenses / (Income)                             35,206          25,558         50,684         39,813

OPERATING PROFIT / (LOSS)                                            (35,206)        (25,558)       (50,684)       (39,813)

Interest and Other Income / (Expenses) Net                              (466)         (2,390)          (564)        (4,457)

                                                                -------------  --------------  -------------  -------------
Profit / (Loss) before Income Taxes                                  (35,672)        (27,948)       (51,248)       (44,270)

Provision for Income Taxes                                                     -               -              -              -

                                                                -------------  --------------  -------------  -------------
NET PROFIT / (LOSS)                                          $       (35,672)$       (27,948)$      (51,248)$      (44,270)
                                                                =============  ==============  =============  =============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                             ($0.01)         ($0.01)        ($0.02)        ($0.02)
                                                                =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                              2,384,407       2,359,407      2,384,407      2,359,407
                                                                =============  ==============  =============  =============















                         See accompanying Notes to Financial Statements.

                                                4


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                    STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    2011                2010
                                                                                 ------------       -------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                           $     (51,248)     $      (44,270)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                                       13,034               9,812
      Increase / (decrease) in Accrued Expenses                                          564               4,458

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities                   (37,650)            (30,000)

CASH FLOW FROM INVESTING ACTIVITIES                                                        -                   -

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                         -                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Related Party Loan                                                  37,550              30,000

                                                                               --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities                   37,550              30,000

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                               $        (100)     $            -
                                                                               ==============       =============

Cash and Cash Equivalents at the beginning of the period                       $         100      $            -
                                                                               ==============       =============
Cash and Cash Equivalents at the end of the period                             $           -      $            -
                                                                               ==============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $           -      $            -
                                                                               --------------       -------------
Cash paid for income tax                                                       $           -      $            -
                                                                               --------------       -------------



No corporate bank accounts were open during the six months ended June 30, 2010 or 2009.





                         See accompanying Notes to Financial Statements.

                                                5

                GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2011
                                   (UNAUDITED)

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed with the SEC.

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

Property and Equipment -- We owned no property and equipment during the six month periods ended June 30, 2011 or 2011 and consequently we recorded no depreciation expense during the six month period ended June 30, 2011 or 2010.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at June 30, 2011 or at December 31, 2010.

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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the six month periods ended June 30, 2011 or 2010.

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

Our comprehensive loss was identical to our net loss for the six month periods ended June 30, 2011 and 2010.

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

Basic and diluted EPS were identical for the three and six month periods ended June 30, 2011 and 2010 as we had no stock options or warrants outstanding during these periods.

Stock-Based Compensation -- We have adopted ASC Topic 718, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

No stock based compensation was issued or outstanding during the six month periods ending June 30, 2011 and 2010.

Business Segments -- We believe that our activities during the six month periods ended June 30, 2011 and 2010 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At June 30, 2011, we no assets, no operating business or other source of income, outstanding liabilities and stockholders' deficit both totaling $51,148.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the six month periods ended June 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $51,148 and reported an accumulated deficit of $16,926,029 as at June 30, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

We had no assets as at June 30, 2011.

As at December 31, 2010, our sole asset was Cash and Cash Equivalents of $100 relating to the sales consideration arising from the sale of our subsidiary company, CCAPS.

4.       ACCOUNTS PAYABLE

As at June 30, 2011, the balance of accounts payable represents legal fees payable.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no accounts payable outstanding as at December 31, 2010.

5.       ACCRUED EXPENSES

As at June 30, 2011, the balance of accrued expenses represents interest payable on our related party loan (See Note 6.).

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no accrued expenses outstanding as at December 31, 2010.

6.        RELATED PARTY LOAN

As at June 30, 2011, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and at June 30, 2011, the principal balance owed was $37,550 with accrued interest of $564.

Interest is accrued on the loan at 8%.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no related party loan outstanding as at December 31, 2010.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at June 30, 2011.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no capital or operating leases outstanding as at December 31, 2010.

7.       COMMITMENTS CONT:

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at June 30, 2011, we owed Mr. Cutler, our sole officer, a director and majority shareholder, $37,550 and accrued interest of $564.

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

No shares of preferred stock were issued or outstanding at June 30, 2011.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the six month periods ended June 30, 2011 or 2010.

Warrants

No warrants were issued or outstanding during the six month periods ended June 30, 2011 or 2010.

Stock Options

Effective March 19, 1999, we adopted a stock option plan (the "Plan"). The Plan provides for grants of incentive stock options, nonqualified stock options and restricted stock to designated employees, officers, directors, advisors and independent contractors. The Plan authorized the issuance of up to 75,000 shares of Class A Common Stock. Under the Plan, the exercise price per share of a non-qualified stock option must be equal to at least 50% of the fair market value of the common stock at the grant date, and the exercise price per share of an incentive stock option must equal the fair market value of the common stock at the grant date. No stock options were issued or outstanding during the six month periods ended June 30, 2011.

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

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through July 15, 2011. Other than those set out above, there have been no subsequent events after June 30, 2011 for which disclosure is required.

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

Liquidity and Capital Resources

At June 30, 2011, we no assets, no operating business or other source of income, outstanding liabilities and stockholders' deficit both totaling $51,148.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the six month periods ended June 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $51,148 and reported an accumulated deficit of $16,926,029 as at June 30, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2011  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2010

During the three months ended June 30, 2011 and 2010, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended June 30, 2011, we incurred $35,206 in general and administrative expenses compared to $25,558 in the three months ended June 30, 2010, an increase of $9,648. The increase was due to an increase in the level of legal and auditing fees incurred in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Interest Expense

We recognized an interest expense of $466 during the three months ended June, 2011, compared to $2,390 during the three months ended June 30, 2010, a decrease of $1,924. This interest expense relates to the interest accrued on the loan made to us by Mr. Cutler, our sole officer, a director and majority shareholder. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of this loan between the two periods.

Profit / (Loss) before Income Tax

In the three months ended June 30, 2011, we recognized a loss before income tax of $35,672 compared to a loss before income tax of $27,948 in the three months ended June 30, 2010, an increase of $7,724 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended June 30, 2011 or 2010 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended June 30, 2011, we recognized a net loss of $35,672 compared to net a loss of $27,948 in the three months ended June 30, 2010, an increase of $7,724 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended June 30, 2011 and 2010.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

During the six months ended June 30, 2011 and 2010, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the six months ended June, 2011, we incurred $50,684 in general and administrative expenses compared to $39,813 in the six months ended June 30, 2010, an increase of $10,871. The increase was due to an increase in the level of legal and auditing fees incurred in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Interest Expense

We recognized an interest expense of $564 during the six months ended June, 2011, compared to $4,457 during the six months ended June 30, 2010, a decrease of $3,893. This interest expense relates to the interest accrued on the loans made to us by Mr. Cutler, our sole officer, a director and majority shareholder. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loan between the two periods.

Profit / (Loss) before Income Tax

In the six months ended June 30, 2011, we recognized a loss before income tax of $51,248 compared to a loss before income tax of $44,270 in the six months ended June 30, 2010, an increase of $6,978 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the six months ended June 30, 2011 or 2010 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the six months ended June 30, 2011, we recognized a net loss of $51,248 compared to net a loss of $44,270 in the six months ended June 30, 2010, an increase of $6,978 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the six months ended June 30, 2011 and 2010.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

At June 30, 2011, we no assets, no operating business or other source of income, outstanding liabilities and stockholders' deficit both totaling $51,148.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the six month periods ended June 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $51,148 and reported an accumulated deficit of $16,926,029 as at June 30, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

During the six months ended June 30, 2011 and 2010, we did not have a bank account, although we did hold a balance of $100 in cash for part of the six month period ended June 30, 2011 (2010-$0) arising from the proceeds on the sale of our subsidiary company, CCAPS. Consequently, there were no movements in cash flow in the six months ended June 30, 2011 and 2010. All our costs were paid for directly by Mr. Cutler, an officer, director and shareholder of the Company.

Net cash used in operations for the six months ended June 30, 2011 was $37,650 compared to $30,000 in the six months ended June 30, 2010, an increase of $7,650.

In the six months ended June 30, 2011, our net losses were $51,248, which required no adjustment for any non-cash items, and were partially offset by a net positive movement in $13,598 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

In the six months ended June 30, 2010, our net losses were $44,279, which required no adjustment for any non-cash items, and were partially offset by a net positive movement in $14,270 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

No cash was provided by, or used in, investing activities during the six months ended March 31, 2011 and 2010.

During the both the six months ended June 30, 2011 the Company received $37,550 from its financing activities by way of loan from a related party compared to $30,000 in the six months ended June 30, 2010, an increase of $7,550. This increase in the related party loan was a result of the payment of liabilities and expenses on our behalf by Mr. Cutler, an officer, director and shareholder of the Company

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six month periods ended June 30, 2011 or 2010 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the six month periods ended June 30, 2011 or 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

  Exhibit 31.1 Certification of Chief Executive/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

  Exhibit 32.1      Certification  of  Principal   Executive/Financial   Officer
                    pursuant to Section 906 of the Sarbanes-Oxley Act.*

  Exhibit 101.INS   XBRL Instance Document (1)


  Exhibit 101.SCH   XBRL Taxonomy Extension Schema Document (1)

  Exhibit 101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document (1)


  Exhibit 101.DEF   XBRL Taxonomy Extension Definition Linkbase Document (1)


  Exhibit 101.LAB   XBRL Taxonomy Extension Label Linkbase Document (1)


  Exhibit 101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document (1)

     (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

     (*)  Filed Herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GOLDEN DRAGON HOLDING CO.


Date: July 22, 2011                            By: /s/ DAVID J. CUTLER
                                                   -----------------------------
                                                   David J Cutler
                                                   Chief Executive Officer, &
                                                   Chief Financial Officer