Form 10-Q
period 2011-09-30
GOLDEN DRAGON HOLDING CO.
filed 2011-10-27
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from __________ to ___________

                                  Commission file number:  000-27055

                            GOLDEN DRAGON HOLDING CO.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               24-4635140
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 28, 2011, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                           Page
                                                                          ----

Balance Sheet - September 30, 2011 (Unaudited) and December 31, 2010
(Audited)                                                                    3

Statement of Operations  - Three and Nine months ended  September 30,
2011 and 2010                                                                4

Statement of Cash Flows - Nine months ended September 30, 2011 and 2010      5

Notes to Financial Statements                                                6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

Item 4. Controls and Procedures                                             21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Removed and Reserved                                               21

Item 5.  Other Information                                                  21

Item 6.  Exhibits                                                           22

SIGNATURES                                                                  23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


               GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                 BALANCE SHEETS

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                      2011                 2010
                                                                                 ----------------     ---------------
                                                                                   (Unaudited)          (Audited)

                             ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                                $               5    $            100

                                                                                 ----------------     ---------------
                  Total Current Assets                                                         5                 100

                                                                                 ----------------     ---------------
      TOTAL ASSETS                                                             $               5 $               100
                                                                                 ================     ===============

                             LIABILITIES & STOCKHOLDERS' (DEFICIT) / EQUITY

CURRENT LIABILITIES

      Accounts Payable                                                         $          19,766    $              -
      Accrued Expenses                                                                     1,456                   -
      Related Party Loan                                                                  56,488                   -

                                                                                 ----------------     ---------------
                  Total Current Liabilities                                               77,710                   -
                                                                                 ----------------     ---------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                         -                   -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                                  239                 239
      shares authorized as at September 30, 2011 and December 31, 2010,
      2,384,407 shares issued and outstanding as at September 30, 2011 and
       December 31, 2010
      Additional Paid In Capital                                                      16,874,642          16,874,642
      Accumulated Deficit                                                            (16,952,586)        (16,874,781)
                                                                                 ----------------     ---------------
                  Total Stockholders' (Deficit) / Equity                                 (77,705)                100

                                                                                 ----------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY                         $               5    $            100
                                                                                 ================     ===============





                 See Accompanying Notes to Financial Statements.

                                        3


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                      FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                              ENDED                          ENDED
                                                            JUNE 30,                        JUNE 30,
                                                       2011           2010            2011           2010
                                                   -------------  --------------  -------------  -------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                  25,807          27,687         76,491         67,500
                                                   -------------  --------------  -------------  -------------
      Total Operating Expenses / (Income)                25,807          27,687         76,491         67,500

OPERATING PROFIT / (LOSS)                               (25,807)        (27,687)       (76,491)       (67,500)

Interest and Other Income / (Expenses) Net                 (750)         (2,171)        (1,314)        (7,174)
                                                   -------------  --------------  -------------  -------------
Profit / (Loss) before Income Taxes                     (26,557)        (30,404)       (77,805)       (74,674)

Provision for Income Taxes                                    -               -              -              -

                                                   -------------  --------------  -------------  -------------
NET PROFIT / (LOSS)                             $       (26,557) $      (30,404) $     (77,805) $     (74,674)
                                                   =============  ==============  =============  =============

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                    ($0.01)         ($0.01)        ($0.03)        ($0.03)
                                                   =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                 2,384,407       2,359,407      2,384,407      2,359,407
                                                   =============  ==============  =============  =============















                 See accompanying Notes to Financial Statements.

                                       4


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                    STATEMENT OF CASH FLOWS
                                           UNAUDITED

                                                                              FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              2011                2010
                                                                           ------------       -------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                     $     (77,805)     $      (74,674)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                                 19,766              22,499
      Increase / (decrease) in Accrued Expenses                                  1,456               7,175
                                                                         --------------       -------------
      Total Cash Flow provided by / (used in) Operating Activities             (56,583)            (45,000)

CASH FLOW FROM INVESTING ACTIVITIES                                                  -                   -
                                                                         --------------       -------------
      Total Cash Flow provided by / (used in) Investing Activities                   -                   -

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Loans - Related Party                                         56,488              45,000
                                                                         --------------       -------------
      Total Cash Flow provided by / (used in)  Financing Activities             56,488              45,000

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                         $         (95)     $            -
                                                                           ============       =============

Cash and Cash Equivalents at the beginning of the period                 $         100      $            -
                                                                           ============       =============
Cash and Cash Equivalents at the end of the period                       $           5      $            -
                                                                           ============       =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $           -      $            -
                                                                           ============       =============
Cash paid for income tax                                                 $           -      $            -
                                                                           ============       =============



No corporate bank accounts were open during the nine months ended September 30, 2010 and for the majority of the nine months ended September 30, 2011.




                 See accompanying Notes to Financial Statements.

                                        5

                GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Form 10-K filed with the SEC.

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

Property and Equipment -- We owned no property and equipment during the three and nine month periods ended September 30, 2011 or 2011 and consequently we recorded no depreciation expense during the three and nine month periods ended September 30, 2011 or 2010.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at September 30, 2011 or at December 31, 2010.

Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required. No impairment was recorded during the three and nine month periods ended September 30, 2011 or 2010

Financial Instruments -- The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three and nine month periods ended September 30, 2011 or 2010.

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

Our comprehensive loss was identical to our net loss for the three and nine month periods ended September 30, 2011 and 2010.

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

Basic and diluted EPS were identical for the three and nine month periods ended September 30, 2011 and 2010 as we had no stock options or warrants outstanding during these periods.

Stock-Based Compensation -- We have adopted ASC Topic 718, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

No stock based compensation was issued or outstanding during the three and nine month periods ending September 30, 2011 and 2010.

Business Segments -- We believe that our activities during the three and nine month periods ended September 30, 2011 and 2010 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At September 30, 2011, we reported $5 of assets, comprising cash, no operating business or other source of income, outstanding liabilities of $77,710 and stockholders' deficit totaling $77,705.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and nine month periods ended September 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $77,705 and reported an accumulated deficit of $16,952,586 as at September 30, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at September 30, 2011, our sole asset was Cash and Cash Equivalents of $5.

As at December 31, 2010, our sole asset was Cash and Cash Equivalents of $100 relating to the sales consideration arising from the sale of our subsidiary company, CCAPS.

4.       ACCOUNTS PAYABLE

As at September 30, 2011, the balance of accounts payable represents legal fees payable.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no accounts payable outstanding as at December 31, 2010.

5.       ACCRUED EXPENSES

As at September 30, 2011, the balance of accrued expenses represents interest payable on our related party loan (See Note 6.).

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no accrued expenses outstanding as at December 31, 2010.

6.        RELATED PARTY LOAN

As at September 30, 2011, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and at September 30, 2011, the principal balance owed was $56,488 with accrued interest of $1,456.

Interest is accrued on the loan at 8%.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no related party loan outstanding as at December 31, 2010.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at September 30, 2011.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no capital or operating leases outstanding as at December 31, 2010.

7.       COMMITMENTS CONT:

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at September 30, 2011, we owed Mr. Cutler, our sole officer, a director and majority shareholder, $56,488 with accrued interest of $1,456.

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

No shares of preferred stock were issued or outstanding at September 30, 2011.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three or nine month periods ended September 30, 2011 or 2010.

Warrants

No warrants were issued or outstanding during the three or nine month periods ended September 30, 2011 or 2010.

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

No stock options were issued or outstanding during the three or nine month periods ended September 30, 2011 or 2010.

10.      INCOME TAXES

We have had losses since our Inception, and therefore are not subject to federal or state income taxes.

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through October 28, 2011. Other than those set out above, there have been no subsequent events after September 30, 2011 for which disclosure is required.

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

Liquidity and Capital Resources

At September 30, 2011, we held $5 of assets, comprising cash, no operating business or other source of income, outstanding liabilities of $77,710 and stockholders' deficit totaling $77,705.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and nine month periods ended September 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $77,705 and reported an accumulated deficit of $16,952,586 as at September 30, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

During the three months ended September 30, 2011 and 2010, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended September 30, 2011, we incurred $25,807 in general and administrative expenses, compared to $27,687 incurred in the three months ended September, 2010, a decrease of $1,888. The increase was due to an increase in the level of legal and auditing fees incurred in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Interest Expense

We recognized an interest expense of $750 during the three months ended September 30, 2011, compared to $2,717 during the three months ended September 30, 2010, a decrease of $1,967. This interest expense relates to the interest accrued on the loan made to us by Mr. Cutler, our sole officer, a director and majority shareholder. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of this loan between the two periods.

Profit / (Loss) before Income Tax

In the three months ended September 30, 2011, we recognized a loss before income tax of $26,557 compared to a loss before income tax of $30,404 in the three months ended September 30, 2010, a decrease of $3,847 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended September 30, 2011 or 2010 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended September 30, 2011, we recognized a net loss of $26,557 compared to net a loss of $30,404 in the three months ended September 30, 2010, a decrease of $3,847 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended September 30, 2011 and 2010.

NINE MONTHS ENDED SPETEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

During the nine months ended September 30, 2011 and 2010, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the nine months ended September 30, 2011, we incurred $76,491 in general and administrative expenses compared to $67,500 in the nine months ended
September 30, 2010, an increase of $8,991. The increase was due to an increase in the level of legal and auditing fees incurred in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Interest Expense

We recognized an interest expense of $1,314 during the nine months ended September 30, 2011, compared to $7,174 during the nine months ended September 30, 2010, a decrease of $5,860. This interest expense relates to the interest accrued on the loans made to us by Mr. Cutler, our sole officer, a director and majority shareholder. The decrease in the amount of interest between the two periods reflects the decrease in the average principal balance of the loan between the two periods.

Profit / (Loss) before Income Tax

In the nine months ended September 30, 2011, we recognized a loss before income tax of $77,895 compared to a loss before income tax of $74,674 in the nine months ended September 30, 2010, an increase of $3,131 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the nine months ended September 30, 2011 or 2010 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the nine months ended September 30, 2011, we recognized a net loss of $77,895 compared to net a loss of $74,674 in the nine months ended September 30, 2010, an increase of $3,131 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the nine months ended September 30, 2011 and 2010.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

At September 30, 2011, we had $5 in assets, comprising cash, no operating business or other source of income, outstanding liabilities of $77,710 and stockholders' deficit totaling $77,705.

In our financial statements for the fiscal years ended December 31, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.


Our unaudited financial statements for the three and nine month periods ended September 30, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $77,705 and reported an accumulated deficit of $16,952,586 as at September 30, 2011.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

For the majority of the nine months ended September 30, 2011 and 2010, we did not have a bank account, although we did hold a balance of $100 in cash for part of the nine month period ended September 30, 2011 (2010-$0) arising from the proceeds on the sale of our subsidiary company, CCAPS. Consequently, there were no movements in cash flow in the nine months ended September 30, 2011 and 2010. All our costs were paid for directly by Mr. Cutler, an officer, director and shareholder of the Company. We did open a corporate bank account on August 26, 2011.

Net cash used in operations for the nine months ended September 30, 2011 was $56,584 compared to $45,000 in the nine months ended September 30, 2010, an increase of $10,584.

In the nine months ended September 30, 2011, our net losses were $77,805, which required no adjustment for any non-cash items, and were partially offset by a net positive movement in $21,222 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

In the nine months ended September 30, 2010, our net losses were $74,674, which required no adjustment for any non-cash items, and were partially offset by a net positive movement in $29,674 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

No cash was provided by, or used in, investing activities during the nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 the Company received $56,488 from its financing activities by way of loan from a related party compared to $45,000 in the nine months ended September 30, 2010, an increase of $11,488. This increase in the related party loan was a result of the payment of liabilities and expenses on our behalf by Mr. Cutler, an officer, director and shareholder of the Company

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and nine month periods ended September 30, 2011 or 2010 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three and nine month periods ended September 30, 2011 or 2010.

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

                                             GOLDEN DRAGON HOLDING CO.


Date: October 26, 2011                       By: /s/ DAVID J. CUTLER
                                                 -----------------------------
                                                 David J Cutler
                                                 chief Executive Officer, &
                                                 Chief Financial Officer