Form 10-K
period 2011-12-31
GOLDEN DRAGON HOLDING CO.
filed 2012-03-14
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-K
(Mark one)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-27055

                            GOLDEN DRAGON HOLDING CO.
                        --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                 27-4635140
          (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

           2460 WEST 26th AVENUE, SUITE 380-C, DENVER, COLORADO 80211
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 704 4623
                            ------------------------
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer |_|                     Accelerated filer |_|
Non-accelerated filer |_|                       Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The aggregate market value of the of the outstanding shares of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $494,758 based upon the last reported sales price on the OTCBB for such date.

The number of shares of the Registrant's common stock issued and outstanding, as of March 9, 2012 was 2,384,407.


               GOLDEN DRAGON HOLDING CO. AND PREDECCESSOR COMPANY
                         2011 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

   ITEM                                       DESCRIPTION                             PAGE

     Part I.

Item 1.            Business                                                             3

Item 1A.           Risk Factors                                                         7

Item 1B.           Unresolved Staff Comments                                           10

Item 2.            Description of Properties                                           11

Item 3             Legal Proceedings                                                   11

Item 4.            Mine Safety Disclosures                                             11

    Part II.

Item 5.            Market for Registrant's Common Equity, Related Stockholder          11
                   Matters, and Issuer Purchases of Equity Securities

Item 6.            Selected Financial Data                                             12

Item 7.            Management's Discussion and Analysis of Financial Condition         13
                   and Results of Operation

Item7A             Quantitative and Qualitative Disclosures About Market Risk          17

Item 8.            Financial Statements and Supplementary Data                         17

Item 9             Changes in and Disagreements With Accountants on Accounting         17
                   and Financial Disclosure

Item 9A.           Controls and Procedures                                             18

Item 9B.           Other Information                                                   19

    Part III.

Item 10.           Directors, Executive Officers and Corporate Governance,             19

Item 11.           Executive Compensation                                              21

Item 12.           Security Ownership of Certain Beneficial Owners and Management      22
                   and Related Stockholder Matters

Item 13.           Certain Relationships and Related Transactions and Director         23
                   Independence

Item 14.           Principal Accountant Fees and Services                              23

    Part IV.

Item 15.           Exhibits and Financial Statement Schedules                         24

SIGNATURES                                                                            36

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

                                     PART I

ITEM 1. BUSINESS

Summary

We are a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

We are a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" now referred to as ACS 915 "Development Stage Entities." We have been in the development stage since Inception (January 1, 2011).

Historical Operations

Concord Ventures, Inc. ("Concord") was incorporated in August 1998 in the State of Colorado. On February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors under a Chapter 11 reorganization. We were subsequently dismissed from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law.

In February 2008, we were re-listed on the OTC Bulletin Board and so are now listed on both the OTC Market's OTCQB and the OTC Bulletin Board and continue trade under the symbol "GDHC"

Background

In April 2010, Concord incorporated three new subsidiary companies, CCVG, Inc. ("CCVG"), CCAPS Co. ("CCAPS") and Golden Dragon Holding Co. ("Golden Dragon"). All three of the new subsidiary companies were domiciled in Delaware.

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

EMPLOYEES

As of December 31, 2011, Mr. Cutler serves as our Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with Mr. Cutler. We have no other employees.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2011, we had an accumulated deficit of $16,974,442 and a stockholders' deficit of $99,561.

Future losses are likely to occur as and until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2011 and 2010, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

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

At the time of this filing, we have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all.

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

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Corporate Governance" (page 19), and "Conflicts of Interest." (page 20).

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Over the Counter Bulletin Board and the OTC Market's OTCQB. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

OUR STOCK IS THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly-traded on the OTC Bulletin Board and the OTC Markets" OTCQB, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

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

OUR CHIEF EXECUTIVE OFFICER HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Cutler, the sole officer and a director of the Company owns in excess of our 50% of our issued and outstanding common stock and is able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Shares of our Common Stock are presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA") and are listed on the OTC Markets' OTCQB under the trading symbol "GDHC."

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past two years as reported on the OTC Markets' OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

                                                    High              Low


         Year Ended December 31, 2010:
                  First quarter                      $0.10             $0.03
                  Second quarter                      0.35              0.12
                  Third quarter                       0.32              0.31
                  Fourth quarter                      0.59              0.20
         Year Ended December 31, 2010:
                  First quarter                      $0.101            $0.10
                  Second quarter                      0.12              0.10
                  Third quarter                       1.01              0.12
                  Fourth quarter                      0.125             0.0125

Record Holders.

There were 104 holders of record as of March 12, 2012. However, we believe the number of beneficial holders of our shares of common stock to be approximately
430. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

We sold no shares of common stock during the year ended December 31, 2011.

During the years ended December 31, 2010, we made the following issuances of unregistered common stock:


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

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 9. Stockholders' (Deficit) / Equity of our Financial Statements on page 34 below.


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

OVERVIEW

Summary

We are a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

We are a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" now referred to as ACS 915 "Development Stage Entities." We have been in the development stage since Inception (January 1, 2011).

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

Liquidity and Capital Resources

As at December 31, 2011, we had assets of $25, no operating business or other source of income, outstanding liabilities of $99,585 and a stockholders' deficit of $99,585.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $99,560 and reported an accumulated deficit of $16,974,442 as at December 31, 2011.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2010

During the years ended December 31, 2011 and 2010, we did not recognize any revenues from its activities. We do not anticipate recognizing revenues in the near future, given that our operational activities are purely administrative in nature.

Gain on Sale of Subsidiary

During the year ended December 31, 2011 we recognized no gain on sale of subsidiary, compared to a gain of $676,989 that we recognized on the sale of our subsidiary CCAPS during the year ended December 31, 2010, a decrease of $676,989. This was a one-time event and the Company does not expect to recognize such a gain in the future.

 As at December 31, 2010, when we sold CCAPS, CCAPS had net liabilities of $677,889 and we sold 100% of the issued and outstanding share capital of CCAPS for cash consideration of $100 and issued 25,000 shares of our common stock, valued at $1,000, to CCAPS as part of the sales agreement.

General and Administrative Expenses

During the year ended December 31, 2011, we incurred $97,102 in general and administrative expenses, compared to $91,389 we incurred in general and administrative expenses in the year ended December 31, 2009, an increase of $5,713. General and administrative expenses consist mainly of legal and accounting expenses incurred with maintaining our public reporting status and associated with our recent reorganization activities.

Operating Income (Loss)

In the year ended December 31, 2011, we recognized operating loss of $97,102 compared to operating income of $585,600 in the year ended December 31, 2010, a variance of $682,702 due to the factors as discussed above.

Interest and Other Income / (Expenses) Net

In the year ended December 31, 2011, we incurred net interest expense of $2,559 in interest and other income / (expenses) net compared to $10,196 in the year ended December 31, 2010, an increase of $7,637. The interest expense represented accrued interest at 8% on the loan made to us by Mr. Cutler, an officer and director, in respect of expenses incurred settling certain of our outstanding liabilities and bringing our books and records up to date which he paid directly on our behalf. The decrease in interest expense in the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflected the decrease in the principal balance of the loan provided to us by Mr. Cutler between the two periods.

(Loss) Profit before Income Tax

In the year ended December 31, 2011, we recognized a loss before income taxes of $99,601 compared to income before taxes of $575,404 in the year ended December 31, 2010, a variance of $675,005, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either the year ended December 31 2011 or 2010. We incurred taxable losses in the twelve months ended December 31, 2011 and had sufficient brought forward tax losses to offset the profits arising the twelve months ended December 31, 2010.

Net (Loss) Income

In the year ended December 31, 2011, we realized a net loss of $99,661 compared to net income of $575,404 in the year ended December 31, 2010, a variance of $675,005, due to the factors set out above.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND 2009

As at December 31, 2011, we had assets of $25, no operating business or other source of income, outstanding liabilities of $99,585 and a stockholders' deficit of $99,585.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $99,560 and reported an accumulated deficit of $16,974,442 as at December 31, 2011.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed

During the fiscal year ended December 31, 2011 we used cash of $12,105 in our operating activities. During the fiscal year ended December 31, 2010, we neither used nor received cash from our operating activities. During the twelve months ended December 31, 2011 we incurred net losses of $99,661 which, after adjustment for $60,000 in non cash compensatory loan increases,, were partially offset by a positive movement in operating liabilities of $27,557. During the twelve months ended December 31, 2010 we recognized net income of $575,404 which, after adjustment for $676,989 for noncash profits arising on the gain on the sale of our subsidiary and $60,000 in non cash compensatory loans, was fully offset by the $41,585 movement in operating liabilities.

No cash was provided by, or used in, investing activities during the fiscal year ended December 31, 2011. During the fiscal year ended December 31, 2010, we received $100 from the sale of our subsidiary company.

During the fiscal year ended December 31, 2011, we received $12,029 from financing activities, compared to $0 in the year ended December 31, 2010, an increase of $12,029. This increase represented the increased level of funding required to be provided to us by Mr. Cutler, our sole officer and a director.

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

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

All companies are required to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 7 to the financial statements on page 34 below.

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

None.

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

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.


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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this assessment, management believes that as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.       OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective December 31, 2011, our directors and officers were:

              NAME                AGE             POSITION

       David J. Cutler            55       President, Chief Executive Officer,
                                           Chief Financial Officer and Director

       Redgie Green               59       Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our director and officer in March 2006. Mr. Cutler has more than 30 years of experience in international finance, accounting and business administration. Mr. Cutler is a partner in Borgers & Cutler CPAs PLLC, a PCAOB registered auditing company and principal in Cutler and Co LLC, a dual registered US CPA and UK Chartered Accounting company. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005, Chief Executive Officer, Chief Financial Officer and a director of Aspeon, Inc. (nka Aspi, Inc.), a publicly listed shell company from April 2005 until October 2009, Chief Executive Officer, Chief Financial Officer and a director of Atomic Paintball, Inc., a development stage owner and operator of paintball parks from August 2006 until December 2009. Atomic Paintball filed for Chapter 7 in 2009. During 2011 Mr. Cutler was appointed as the sole director of Southwestern Water Exploration Co., USN Corporation and Torrent Energy Corporation, all public shell companies. In November 2011 Mr. Cutler was appointed Chief Financial Officer of US Precious Metals, Inc. a publicly quoted gold exploration company. Mr. Cutler has a Masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, Mr. Cutler has qualified as a Certified Public Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Redgie Green - Director. Mr. Green became a director in March 2006. Mr. Green served as the President of Sun River Energy Inc. from January 2009 through July 2010. Mr. Green served as a Director of Sun River Energy, Inc. from 1998 through July 2010. Mr. Green was the co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 through 2005. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was Secretary, Treasurer and Director of Baymark Technologies, Inc. and was appointed as a director of Aspeon, Inc. (now Aspi, Inc.) from March 2006 until October 2009. Mr. Green serves as a director of IntreOrg Systems, Inc. and International Paintball, Inc. In addition, Mr. Green in November 2010 was appointed the sole director and officer of Legacy Technology Holdings, Inc.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements

CODE OF ETHICS

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

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2011, 2010 and 2009 (the "Named Executive Officers"):



                      SUMMARY EXECUTIVE COMPENSATION TABLE


                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)

David  J.   Cutler,  2011     60,000     0        0     0             0             0             0        60,000
President,     CEO,  2010     60,000     0        0     0             0             0             0        60,000
CFO and Director     2009     60,000     0        0     0             0             0             0        60,000

     (1)  Mr.  Cutler's  remuneration  was  accrued  as  payable  to  Burlingham
          Corporate Finance, Inc. ("Burlingham") in the form of consulting fees.
          Mr. Cutler is the principal  shareholder of Burlingham.  Mr. Cutler is
          both  a  director   and  officer  of  the  Company  and  its  majority
          shareholder and as such he has the ability to significantly  influence the terms and payment of such compensation.


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the year ended December 31, 2011:

Name                            Fees Earned   Stock     Options    Non-Equity        Nonqualified      All Other       Total
                                or Paid-in    Awards    Awards     Incentive Plan    Deferred          Compensation     ($)
                                Cash ($)                ($)        Compensation      Compensation      ($)
                                                                   ($)               ($)
David J. Cutler, director (1)   0             0         0          0                 0                 60,000           60,000
Redgie Green, director          0             0         0          0                 0                 0                0

(1)      Mr. Cutler serves as the Company's  Chief Executive  Officer and Chief  Financial  Officer and as such his consulting fees are payable to the firm of Burlingham Corporation Finance, Inc. of which he is the principal shareholder.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2011 by:

     o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

     o    each of our named executive officers and directors, and

     o    all executive officers and directors as a group.


                                                             NUMBER OF     PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER              SHARES      OUTSTANDING (2)
            ------------------------------------              ------      ------------

David J. Cutler, CEO, CFO and Director (1)                  1,521,120        63.8%

Redgie Green, Director(1)
                                                               25,000         1.0%


                                                          ------------    ------------
All executive officers and directors as a group (2          1,546,120        64.8%
individuals)                                              ============    ============

(1)      c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.
(2)      Based upon 2,384,407 shares of the Company's common stock issued and outstanding on December 31, 2011.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2011, we accrued $60,000 (2010 - $60,000) of Mr. Cutler's remuneration as payable to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham. Mr. Cutler is both a director and officer of the Company and its majority shareholder and as such he has the ability to significantly influence the terms and payment of such compensation.

As at December 31, 2011, we had an outstanding loan with Mr. Cutler of $72,029 (2010- $0) and accrued interest outstanding of $2,700 (2010 - $0).

During the twelve months ended December 31, 2011 we incurred $600 (2010 - $0) for the preparation of our corporate tax return with B.F Borgers CPA PC. Mr. Borgers is a partner in the Borgers & Cutler CPAs PLLC in which Mr. Cutler, an officer and director of the Company, is also a partner.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $7,550 in audit fees with our auditor, Ronald Chadwick, PC, in the year ended December 31, 2011 (2001 - $0) in respect of the audit of the year ended December 31, 2010 and the re-audit of the year ended December 31, 2009 following the Public Accounting Oversight Board ("PCAOB") revocation of our former auditor, Larry O'Donnell, CPA, P.C.,'s registration as a registered public accountant.

We incurred $2,800 audit fees with our former auditor, Larry O'Donnell, CPA, PC, in the year ended December 31, 2010 in respect of the audit for the fiscal year ended December 31, 2009.

Tax Fees

We did not incur any tax fees with our new auditor, Ronald Chadwick, PC, or our former auditor, Larry O'Donnell, CPA, PC in the years ended December 31, 2011 or 2011

During the twelve months ended December 31, 2011 we incurred $600 (2010 - $0) for the preparation of our corporate tax return with B.F Borgers CPA PC. Mr. Borgers is a partner in the Borgers & Cutler CPAs PLLC in which Mr. Cutler, an officer and director of the Company, is also a partner.

All Other Fees

We incurred $4,500 (2010 - $1,500) with our new auditor, Ronald Chadwick, PC, and $0 (2010- $800) with our previous auditor, Larry O'Donnell, CPA, PC, in other fees in respect the review of our quarterly financial statements.

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

  2.1    Agreement and Plan of Merger (1)

  2.2    Agreement and Plan of Merger and Reorganization Into Holding Company (2)

  3(i).1    Articles of Incorporation of Golden Dragon Holding Co.*

  3(ii).1    Bylaws of Golden Dragon Holding Co.*

  31.1  Certification of Chief Executive & Financial Officer pursuant to Section 302 of  the Sarbanes-Oxley Act*

  32.1  Certification of Principal Executive & Accounting Officer pursuant to Section 906  of the Sarbanes-Oxley Act *

 101.INS  XBRL Instance Document (3)

101.SCH  XBRL Taxonomy Extension Schema Document (3)

101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB  XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (3)

* Filed herewith.
(1) Filed as an exhibit to the Company' Current Report on Form 8-K, filed with the SEC on October 14, 2010.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on January 28, 2011.

(3) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                            26

BALANCE SHEETS

 As of December 31, 2011 and 2010                                                  27

 STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010 and the Period from Inception
(January 1, 2011) Through December 31, 2011                                        28

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) / EQUITY

For the Years Ended December 31, 2011 and 2010                                     29

 STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010 and the Period from Inception
(January 1, 2011) Through December, 2011                                           30

NOTES TO FINANCIAL STATEMENTS                                                      31

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Golden Dragon Holding Co.
Denver, Colorado

I have audited the accompanying balance sheets of Golden Dragon Holding Co. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from January 1, 2011 (inception of the development stage) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Dragon Holding Co. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from January 1, 2011 (inception of the development stage) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                    /s/ Ronald R. Chadwick, P.C.
March 3, 2012                                           RONALD R. CHADWICK, P.C.


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                  A DEVELOPMENT STAGE COMPANY
                                         BALANCE SHEETS


                                                                                    DECEMBER 31,
                                                                               2011             2010

                                                                           --------------  ---------------
                            ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                          $            25 $            100

                                                                           --------------  ---------------
                 Total Current Assets                                                 25              100

                                                                           --------------  ---------------
      TOTAL ASSETS                                                       $            25 $            100
                                                                           ==============  ===============

                 LIABILITIES & STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES

      Accounts Payable                                                   $        24,857 $              -
      Accrued Expenses - Related Party                                             2,700                -
      Related Party Loans                                                         72,029                -

                                                                           --------------  ---------------
                 Total Current Liabilities                                        99,586                -
                                                                           --------------  ---------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' (DEFICIT) / EQUITY

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                 -                -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                          239              239
      shares authorized, 2,384,407 and 2,384,407 shares issued and outstanding respectively
      Additional Paid In Capital                                              16,874,642       16,874,642
      Accumulated Deficit (including $(99,661) during the development stage) (16,974,442)     (16,874,781)
                                                                           --------------  ---------------
                 Total Stockholders' (Deficit) / Equity                          (99,561)             100

                                                                           --------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY                   $            25 $            100
                                                                           ==============  ===============


                 See Accompanying Notes to Financial Statements.


                                       26


                       GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                                  A DEVELOPMENT STAGE COMPANY
                                    STATEMENTS OF OPERATIONS

                                                                                                           FROM INCEPTION
                                                                                                           OF DEVELOPMENT
                                                                                                               STAGE
                                                                               FOR THE YEARS              (JANUARY 1, 2011)
                                                                                   ENDED                      THROUGH
                                                                               DECEMBER 31,                 DECEMBER 31,
                                                                             2011           2010               2011

                                                                         -------------  -------------      -----------

OPERATING (INCOME) / EXPENSES

      Gain on Sale of Subsidiary Company                               $            - $     (676,989)    $          -
      General & Administrative Expenses                                        97,102         91,389           97,102
                                                                         -------------  -------------      -----------
      Total Operating (Income) / Expenses                                      97,102       (585,600)          97,102
                                                                         -------------  -------------      -----------

OPERATING INCOME (LOSS)                                                       (97,102)       585,600          (97,102)

Interest and Other Income / (Expenses) Net                                     (2,559)       (10,196)          (2,559)
                                                                         -------------  -------------      -----------
Income / (Loss) before Income Taxes                                           (99,661)       575,404          (99,661)

Provision for Income Taxes                                                          -              -                -
                                                                         -------------  -------------      -----------
NET INCOME (LOSS)                                                      $      (99,661)       575,404     $    (99,661)
                                                                         =============  =============      ===========

NET INCOME (LOSS) PER COMMON SHARE

      Basic & Diluted                                                  $        (0.04) $        0.24
                                                                         =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                       2,384,407      2,359,475
                                                                         =============  =============




                         See Accompanying Notes to Financial Statements.

                                       27


                        GOLDEN DRAGON HOLDING CO. AND PREDESSESOR COMPANY
                                   A DEVELOPMENT STAGE COMPANY
                         STATEMENTS OF STOCKHOLDERS' (DEFICIT) / EQUITY
                           THE YEARS ENDED DECEMBER 31, 2011 AND 2010



                                                   Class A Common Stock      Additional
                                                                              Paid - in       Accumulated
                                                  Shares        Amount         Capital      Equity / (Deficit)   Total

                                                     #             $              $               $                $

Balance, December 31, 2009                        2,359,407           236      16,873,645      (17,450,185)        (576,304)

Stock Issued on Sale of Subsidiary                   25,000             3             997         -                   1,000

Net Income                                           -             -              -                575,404          575,404
                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2010                        2,384,407           239      16,874,642      (16,874,781)             100

Net Loss                                             -             -              -                (99,661)         (99,661)
                                                ------------  ------------  --------------  ---------------  ---------------
Balance, December 31, 2011                        2,384,407           239      16,874,642      (16,974,442)         (99,561)
                                                ============  ============  ==============  ===============  ===============

                         See Accompanying Notes to Financial Statements.

                                               28


               GOLDEN DRAGON HOLDING CO. AND PREDECESSOR COMPANY
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENT OF CASH FLOWS

                                                                                                           FROM INCEPTION
                                                                                                           OF DEVELOPMENT
                                                                                                                STAGE
                                                                                                           (JANUARY 1, 2011)
                                                                                FOR THE YEARS ENDED            THROUGH
                                                                                    DECEMBER 31,              DECEMBER 31,
                                                                                2011          2010              2011
                                                                           ----------------------------       ----------

CASH FLOW PROVIDED BY  (USED IN) OPERATING ACTIVITIES

NET INCOME (LOSS)                                                          $     (99,661)$     575,404      $   (99,661)

ADJUSTMENTS TO RECONCILE NET INCOME / (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Gain on Sale of Subsidiary                                                       -      (676,989)               -
      Compensatory loan increases                                                 60,000        60,000           60,000

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase (Decrease) in Accounts Payable                                     24,857        31,389           24,857
      Increase (Decrease) in Accrued Expenses - Related Party                      2,700        10,196            2,700

                                                                             ------------  ------------       ----------
      Total Cash Flow used in Operating Activities                               (12,104)            0          (12,104)
                                                                             ------------  ------------       ----------

CASH FLOW PROVIDED BY  (USED IN) INVESTING ACTIVITIES

      Proceeds on Sale of Subsidiary Company                                           -           100                -
                                                                             ------------  ------------       ----------
      Total Cash Flow provided by / (used in)  Investing Activities                    -           100                -
                                                                             ------------  ------------       ----------

CASH FLOW PROVIDED BY  (USED IN) FINANCING ACTIVITIES

      Funds from Related Party Loans                                              12,029             -           12,029
                                                                             ------------  ------------       ----------
      Total Cash Flow provided by / (used in)  Financing Activities               12,029             -           12,029
                                                                             ------------  ------------       ----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                         $         (75)$         100      $       (75)

Cash and Cash Equivalents at the beginning of the period                   $         100 $           -      $       100
                                                                             ------------  ------------       ----------
Cash and Cash Equivalents at the end of the period                         $          25 $         100      $        25
                                                                             ============  ============       ==========


NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                                        $      60,000 $      60,000      $    60,000
                                                                             ------------  ------------       ----------


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                     $           - $           -      $         -
                                                                             ------------  ------------       ----------
Cash paid for income tax                                                   $           - $           -      $         -
                                                                             ------------  ------------       ----------


                         See Accompanying Notes to Financial Statements.

                                               29

                GOLDEN DRAGON HOLDING CO AND PREDECESSOR COMPANY
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2011

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - We are a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

In April 2010, Concord Ventures, Inc. ("Concord"), a Colorado corporation, incorporated three new subsidiary companies, CCVG, Inc. ("CCVG"), CCAPS Co. ("CCAPS") and Golden Dragon Holding Co. ("Golden Dragon"). All three of the new subsidiary companies were domiciled in Delaware.

Development Stage Company - We are a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" now referred to as ACS 915 "Development Stage Entities." We have been in the development stage since
Inception (January 1, 2011). Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our Inception (January 1, 2011) as a development stage company.

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

Property and Equipment- We sold all of our fixed assets effective February 16, 2001 for the benefit of our creditors as part of our Chapter 11 reorganization. Accordingly, we had no property and equipment as of December 31, 2011 and 2010 and we recorded no depreciation expense in the years ended December 31, 2011 and 2010.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at December 31, 2011 and 2010.

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

Advertising cost -- Advertising costs were expensed as incurred. No advertising costs were incurred in the years ended December 31, 2011 and 2010.

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

Our comprehensive income / (loss) for the years ended December 31, 2011 and 2010 was identical to our net income / (loss) for the years ended December 31, 2011 and 2010.

Income (Loss) Per Share --. Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic and diluted EPS were identical for the years ended December 31, 2011 and 2010 as we had no warrants or stock options outstanding during these years.

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

2. GOING CONCERN AND LIQUIDITY

As at December 31, 2011, we had assets of $25, no operating business or other source of income, outstanding liabilities of $99,586 and a stockholders' deficit of $99,561.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $99,560 and reported an accumulated deficit of $16,974,442 as at December 31, 2011.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed

3. ASSETS

As at December 31, 2011, our sole asset was Cash and Cash Equivalents of $25 (2010- $100).

4. ACCOUNTS PAYABLE

Effective December 31, 2011, the outstanding balance of accounts payable represents our balances due in respect of professional fees to our attorney and auditors.

Following the sale of all of our subsidiary company, CCAPS, effective December 31, 2010, we had no liabilities outstanding.

5. ACCRUED EXPENSES - RELATED PARTY

As at December 31, 2011, we had accrued interest of $2,700 (2010 - $0) payable to Mr. Cutler, an officer, director and shareholder of ours.
..
6. RELATED PARTY LOANS

As at December 31, 2011, we had an outstanding loan with Mr. Cutler, an officer, director and shareholder of ours, of $72,029 (2010- $0).

The loan is repayable on demand and carries interest at 8%.

7. COMMITMENTS AND CONTINGENCIES

We were not subject to any contractual obligations and commercial commitments as at December 31, 2011 (2010 - $0).

No legal proceedings are currently pending or threatened to the best of our knowledge.

8. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, we accrued $60,000 (2010 - $60,000) of Mr. Cutler's remuneration as payable to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham. Mr. Cutler is both a director and officer of the Company and its majority shareholder and as such he has the ability to significantly influence the terms and payment of such compensation.

As at December 31, 2011, we had an outstanding loan with Mr. Cutler of $72,029 (2010- $0) and accrued interest outstanding of $2,700 (2010 - $0).

During the twelve months ended December 31, 2011 we incurred $600 (2010 - $0) for the preparation of our corporate tax return with B.F Borgers CPA PC. Mr. Borgers is a partner in the Borgers & Cutler CPAs PLLC in which Mr. Cutler, an officer and director of the Company is also a partner.

9.   STOCKHOLDERS' (DEFICIT) / EQUITY:

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

No shares of preferred stock were issued or outstanding during the financial years ended December 31, 2011 and 2010.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

No shares of common stock were issued during the twelve months ending December 31, 2011.

Effective December 31, 2010, we issued 25,000 shares of our common stock, valued at $1,000, under the terms of the agreement for the sale of our subsidiary company, CCAPS.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2011 and 2010.

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

No stock options were issued or outstanding during the years ended December 31, 2011 and 2010.

10. INCOME TAXES:

We have had losses since our Inception, and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective December 31, 2011, we had NOLS of approximately $100,000, the majority of which expire in 2031.

11. SEGMENT INFORMATION:

We consider our ongoing business activities to constitute a single segment.

12. SUBSEQUENT EVENTS:

We have evaluated subsequent events through March 12, 2012. There have been no subsequent events after December 31, 2011 for which disclosure is required.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GOLDEN DRAGON HOLDING CO.


Date: March 14, 2012                            By: /s/ DAVID J. CUTLER
                                                    --------------------------
                                                    David J. Cutler
                                                    Chief Executive Officer, &
                                                    Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                  TITLE                        DATE


 /s/ David J. Cutler             Chief Executive Officer      March 14, 2012
     David J. Cutler             &
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

 /s/ Redgie Green                Director                     March 14, 2012