Form 10-Q
period 2012-03-31
GOLDEN DRAGON HOLDING CO.
filed 2012-05-07
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from __________ to ___________

                        Commission file number: 000-27055

                            GOLDEN DRAGON HOLDING CO.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                              24-4635140
(State of Incorporation)                                (IRS Employer ID Number)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
                    (Address of principal executive offices)

                                  303-704-4623
                         (Registrant's Telephone number)

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 27, 2012, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                            GOLDEN DRAGON HOLDING CO.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

Balance Sheets

As of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)             3

Statements of Operations

For the three Month Periods Ended March 31, 2012 and 2011 and
the Period from Inception (January 1, 2011) Through March 31, 2012           4

Statements of Cash Flows

For the three Month Periods Ended March 31, 2012 and 2011 and
the Period from Inception (January 1, 2011) Through March 31, 2012           5

Notes to Financial Statements                                                6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

Item 4. Controls and Procedures                                             20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Mine Safety Disclosures                                            21

Item 5.  Other Information                                                  21

Item 6.  Exhibits                                                           21

SIGNATURES                                                                  22


                                   GOLDEN DRAGON HOLDINGS CO.
                                  A DEVELOPMENT STAGE COMPANY
                                         BALANCE SHEETS

                                                                                            MARCH 31,           DECEMBER 31,
                                                                                               2012                 2011
                                                                                          ---------------     -----------------
                                                                                           (Unaudited)           (Audited)
                              ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                                         $             25    $               25

                                                                                          ---------------     -----------------
                  Total Current Assets                                                                25                    25

                                                                                          ---------------     -----------------
      TOTAL ASSETS                                                                      $             25 $                  25
                                                                                          ===============     =================

                              LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

      Accounts Payable                                                                  $         38,618    $           24,857
      Accrued Expenses                                                                             4,262                 2,700
      Related Party Loan                                                                          92,629                72,029

                                                                                          ---------------     -----------------
                  Total Current Liabilities                                                      135,509                99,586
                                                                                          ---------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note. 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                                 -                     -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                                          239                   239
      shares authorized as at March 31, 2011 and December 31, 2010,
      2,384,407 shares issued and outstanding as at March 31, 2011 and
       December 31, 2010
      Additional Paid In Capital                                                              16,874,642            16,874,642
      Accumulated Deficit (including $(135,584) and $ (99,661) respectively during
      the development stage)                                                                 (17,010,365)          (16,974,442)
                                                                                          ---------------     -----------------
                  Total Stockholders' (Deficit)                                                 (135,484)              (99,561)

                                                                                          ---------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                           $             25    $               25
                                                                                          ===============     =================





                 See Accompanying Notes to Financial Statements.


                                   GOLDEN DRAGON HOLDING CO.
                                  A DEVELOPMENT STAGE COMPANY
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                                          FROM INCEPTION
                                                                                                         OF DEVELOPMENT
                                                                                                             STAGE
                                                                                                         (JANUARY 1, 2011)
                                                                       FOR THREE MONTHS ENDED                THROUGH
                                                                                MARCH 31,                   MARCH 31,
                                                                        2012              2011                2012
                                                                    --------------   ---------------      -------------

OPERATING EXPENSES

      General & Administrative Expenses                           $        34,361 $          15,477     $      131,463

                                                                    --------------   ---------------      -------------
      Total Operating Expenses                                             34,361            15,477            131,463
                                                                    --------------   ---------------      -------------

OPERATING LOSS                                                            (34,361)          (15,477)          (131,463)

Interest and Other Income / (Expenses) Net                                 (1,562)              (99)            (4,121)

                                                                    --------------   ---------------      -------------
Loss before Income Taxes                                                  (35,923)          (15,576)          (135,584)

Provision for Income Taxes                                                -                 -                           -

                                                                    --------------   ---------------      -------------
NET LOSS                                                          $       (35,923) $        (15,576)    $     (135,584)
                                                                    ==============   ===============      =============

NET LOSS PER COMMON SHARE

      Basic & Diluted                                                  ($0.02)          ($0.01)
                                                                    ==============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                 2,384,407        2,384,407
                                                                    ==============   ===============














                 See Accompanying Notes to Financial Statements.



                                           GOLDEN DRAGON HOLDING CO.
                                          A DEVELOPMENT STAGE COMPANY
                                            STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                                        FROM INCEPTION
                                                                                                        OF DEVELOPMENT
                                                                                                             STAGE
                                                                                                       (JANUARY 1, 2011)
                                                                          FOR THE THREE MONTHS ENDED       THROUGH
                                                                                  MARCH 31,                MARCH 31,
                                                                         2012               2011             2012
                                                                      ------------      -------------      ----------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                $     (35,923)    $      (15,576)    $  (135,584)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

      Compensatory loan increases                                          15,000             15,000          75,000

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase / (decrease) in Accounts Payable                            13,760                476          38,617
      Increase / (decrease) in Accrued Expenses - Related Party             1,563                100           4,263

                                                                      ------------      -------------      ----------
      Total Cash Flow provided by / (used in) Operating Activities         (5,600)                 -         (17,704)
                                                                      ------------      -------------      ----------

CASH FLOW FROM INVESTING ACTIVITIES                                             -                  -               -

                                                                      ------------      -------------      ----------
      Total Cash Flow provided by / (used in) Investing Activities              -                  -               -
                                                                      ------------      -------------      ----------

CASH FLOW FROM FINANCING ACTIVITIES

      Increase in Related Party Loan                                        5,600                  -          17,629

                                                                      ------------      -------------      ----------
      Total Cash Flow provided by / (used in)  Financing Activities         5,600                  -          17,629
                                                                      ------------      -------------      ----------

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                    $           0     $            -     $       (75)
                                                                      ============      =============      ==========

Cash and Cash Equivalents at the beginning of the period            $          25     $          100     $       100
                                                                      ============      =============      ==========
Cash and Cash Equivalents at the end of the period                  $          25     $          100     $        25
                                                                      ============      =============      ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                                 $      15,000   $         15,000     $    75,000
                                                                      ------------      -------------      ----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                              $           -     $            -     $         -
                                                                      ============      =============      ==========
Cash paid for income tax                                            $           -     $            -     $         -
                                                                      ============      =============      ==========









                 See Accompanying Notes to Financial Statements.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2012
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Business

Golden Dragon Holding Co. ("Golden Dragon", "We" or "Us") is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger candidate has been identified at this time.

We are a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" now referred to as ACS 915 "Development Stage Entities". We have been in the development stage since Inception (January 1, 2011).

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Form 10-K filed with the SEC.

Significant Accounting Policies:

Development Stage Company - We are a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" now referred to as ACS 915 "Development Stage Entities". We have been in the development stage since
Inception (January 1, 2011). Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our Inception (January 1, 2011) as a development stage company.

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

Property and Equipment -- We owned no property and equipment during the three months ended March 31, 2012 or 2011 and consequently we recorded no depreciation expense during the three months ended March 31, 2012 or 2011.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at March 31, 2012 or 2011.

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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three months ended March 31, 2012 or 2011.

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

Our comprehensive loss was identical to our net loss for the three months ended March 31, 2012 and 2011.

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

Basic and diluted EPS were identical for the three months ended March 31, 2012 and 2011 as we had no stock options or warrants outstanding during those periods.

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

No stock based compensation was issued or outstanding during the three months ending March 31, 2012 or 2011.

Business Segments -- We believe that our activities during the three months ended March 31, 2012 and 2011 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2011, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $135,509 and a stockholders' deficit of $135,484.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $135,484 and reported an accumulated deficit since Inception (January 1, 2011) of $135,584 as at March 31, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at March 31, 2012 and December 31, 2011, our sole asset was Cash and Cash Equivalents of $25.

4.       ACCOUNTS PAYABLE

As at March 31, 2012, the balance of accounts payable represents legal fees payable.


5.       ACCRUED EXPENSES

As at March 31, 2012, the balance of accrued expenses represents interest payable on our related party loan (See Note 6.).

6.        RELATED PARTY LOAN

As at March 31, 2011, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and at March 31, 2011, the principal balance owed was $92,629 with accrued interest of $4,262.

Interest is accrued on the loan at 8%.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at March 31, 2012.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at March 31, 2012, we owed Mr. Cutler, our sole officer, a director and majority shareholder, $96,891 including accrued interest of $4,262.

During the three months ended March 31, 2012, we accrued $15,000 (2011 - $15,000) of Mr. Cutler's remuneration as payable to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

No shares of preferred stock were issued or outstanding during the three month periods ended March 31, 2012 and 2011.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three months ended March 31, 2012 or 2011.

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2012 or 2011.

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

No stock options were issued or outstanding during the three months ended March 31, 2012 or 2011.

10.      INCOME TAXES

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective March 31, 2012, we had NOLS of approximately $136,000, which expire in 2031 and 2032.

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through April 27, 2012. Other than those set out above, there have been no subsequent events after March 31, 2012 for which disclosure is required.

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

Liquidity and Capital Resources

At March 31, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $135,509 and a stockholders' deficit of $135,484.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $135,484 and reported an accumulated deficit since Inception (January 1, 2011) of $135,584 as at March 31, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenue

During the three months ended March 31, 2012 and 2011, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended March 31, 2012, we incurred $34,361 in general and administrative expenses compared to $15,477 in the three months ended March 31, 2011, an increase of $18,884. The increase was largely due to the fact that in the three months ended March 31, 2012 we incurred legal and accounting fees which we did not incur in the three months ended March 31, 2011.

Interest Expense

We recognized an interest expense of $1,562 during the three months ended March 31, 2012, compared to $99 during the three months ended March 31, 2011, an increase of $1,463. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods .

Profit / (Loss) before Income Tax

In the three months ended March 31, 2012, we recognized a loss before income tax of $35,293 compared to a loss before income tax of $15,576 in the three months ended March 31, 2011, an increase of $19,717 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended March 31, 2012 or 2011 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended March 31, 2012, we recognized a net loss of $35,293 compared to net a loss of $15,576 in the three months ended March 31, 2011, an increase of $19,717 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended March 31, 2012 and 2011.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

At March 31, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $135,509 and a stockholders' deficit of $135,484.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $135,484 and reported an accumulated deficit since Inception (January 1, 2011) of $135,584 as at March 31, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

During the three months ended March 31, 2012, we did not have a bank account, although we did hold a balance of $100 in cash during the three months ended March 31, 2011 arising from the proceeds on the sale of our subsidiary company, CCAPS. Consequently, there were no movements in cash flow in the three months ended March 31, 2011. Similarly there were no movements in cash flow in the three months ended March 31, 2012 as all our costs we paid for directly by Mr. Cutler, an officer, director and shareholder of the Company.

Net cash used in operations for the three months ended March 31, 2012 was $5,600 compared to $0 in the three months ended March 31, 2011, an increase of $5,600.

In the three months ended March 31, 2012, our net losses were $35,923, which we partially offset by a $15,000 non-cash item relating to compensatory loan increases and by a net positive movement of $15,324 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

In the three months ended March 31, 2011, our net losses were $15,576, which were offset by a $15,000 non-cash item relating to compensatory loan increases and by a net positive movement of $576 in our accounts payable and accrued expenses. This does not represent an actual outflow of cash on our part.

No cash was provided by, or used in, investing activities during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, the Company received $5,600 from its financing activities by way of loan from a related party compared to $0 in the three months ended March 31, 2011. This increase in the related party during the three months ended March 31, 2012 was a result of the payment of liabilities and expenses on our behalf by a director of the Company.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2012 or 2011 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three months ended March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

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

                                            GOLDEN DRAGON HOLDING CO.


Date: May 4, 2012                           By: /s/ DAVID J. CUTLER
                                                -----------------------------
                                                 David J Cutler
                                                 Chief Executive Officer &
                                                 Chief Financial Officer