Form 10-Q
period 2012-06-30
GOLDEN DRAGON HOLDING CO.
filed 2012-07-25
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to ___________

                        Commission file number: 000-27055

                            GOLDEN DRAGON HOLDING CO.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    24-4635140
-----------------------------------            ------------------------------
      (State of Incorporation)                    (IRS Employer ID Number)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  303-704-4623
                -----------------------------------------------
                         (Registrant's Telephone number)

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [X]     No [  ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 25, 2012, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                            GOLDEN DRAGON HOLDING CO.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   PAGE
                                                                            ----
Balance Sheets

As of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)               2

Statements of Operations

For the Three and Six Month  Periods Ended June 30, 2012 and 2011
 and the Period from Inception (January 1, 2011) Through
 June 30, 2012                                                                3

Statements of Cash Flows

For the Three and Six Month Periods Ended June 30, 2012 and 2011 and
 the Period from Inception (January 1, 2011) Through June 30, 2012            4

Notes to Financial Statements                                                 5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4. Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Mine Safety Disclosures                                             21

Item 5.  Other Information                                                   22

Item 6.  Exhibits                                                            22

SIGNATURES                                                                   23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                     GOLDEN DRAGON HOLDING CO.
                                                    A DEVELOPMENT STAGE COMPANY
                                                           BALANCE SHEETS

                                                                                            JUNE 30,            DECEMBER 31,
                                                                                              2012                  2011
                                                                                        -----------------     ------------------
                                                                                          (UNAUDITED)             (AUDITED)
                                                              ASSETS

CURRENT ASSETS
      Cash and Cash Equivalents                                                       $               25    $                25
                                                                                        -----------------     ------------------
                   Total Current Assets                                                               25                     25
                                                                                        -----------------     ------------------
      TOTAL ASSETS                                                                    $               25    $                25
                                                                                        =================     ==================

                                                LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

      Accounts Payable                                                                $           38,452    $            24,857
      Accrued Expenses - Related Party                                                             6,215                  2,700
      Related Party Loan                                                                         108,820                 72,029
                                                                                        -----------------     ------------------
                   Total Current Liabilities                                                     153,487                 99,586
                                                                                        -----------------     ------------------

COMMITMENTS AND CONTINGENCIES (NOTE. 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                                 -                      -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                                          239                    239
      shares authorized as at June 30, 2012 and December 31, 2011,
      2,384,407 shares issued and outstanding as at Junre 30, 2012 and
       December 31, 2011
      Additional Paid In Capital                                                              16,874,642             16,874,642
      Accumulated Deficit (including $(153,562) and $ (99,661) respectively during
      the development stage)                                                                 (17,028,343)           (16,974,442)
                                                                                        -----------------     ------------------
                   Total Stockholders' (Deficit)                                                (153,462)               (99,561)
                                                                                        -----------------     ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                         $               25    $                25
                                                                                        =================     ==================






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
                                       -2-


                                                     GOLDEN DRAGON HOLDING CO.
                                                    A DEVELOPMENT STAGE COMPANY
                                                      STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                                                                                FROM INCEPTION
                                                                                                                OF DEVELOPMENT
                                                                                                                    STAGE
                                                     FOR THE THREE MONTHS           FOR THE SIX MONTHS         (JANUARY 1, 2011)
                                                            ENDED                          ENDED                   THROUGH
                                                           JUNE 30,                       JUNE 30,                 JUNE 30,
                                                      2012           2011            2012           2011             2012
                                                  -------------  --------------  -------------  -------------    -------------
OPERATING EXPENSES

      General & Administrative Expenses                 16,024          35,206         50,386         50,684          147,488

                                                  -------------  --------------  -------------  -------------    -------------
      Total Operating Expenses                          16,024          35,206         50,386         50,684          147,488
                                                  -------------  --------------  -------------  -------------    -------------

OPERATING LOSS                                         (16,024)        (35,206)       (50,386)       (50,684)        (147,488)

Interest and Other Income / (Expenses) Net              (1,954)           (466)        (3,515)          (564)          (6,074)

                                                  -------------  --------------  -------------  -------------    -------------
Loss before Income Taxes                               (17,978)        (35,672)       (53,901)       (51,248)        (153,562)

Provision for Income Taxes                                   -               -              -              -                -
                                                  -------------  --------------  -------------  -------------    -------------
NET LOSS                                          $    (17,978)  $     (35,672)  $    (53,901)  $    (51,248)    $   (153,562)
                                                  =============  ==============  =============  =============    =============

NET LOSS PER COMMON SHARE

      Basic & Diluted                                   ($0.01)         ($0.01)        ($0.02)        ($0.02)
                                                  =============  ==============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                2,384,407       2,384,407      2,384,407      2,384,407
                                                  =============  ==============  =============  =============



















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                     GOLDEN DRAGON HOLDING CO.
                                                    A DEVELOPMENT STAGE COMPANY
                                                      STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                                   FROM INCEPTION
                                                                                                                   OF DEVELOPMENT
                                                                                                                       STAGE
                                                                                                                  (JANUARY 1, 2011)
                                                                                        FOR THE SIX MONTHS ENDED      THROUGH
                                                                                               JUNE 30,               JUNE 30,
                                                                                         2012            2011           2012
                                                                                     ------------   -------------   -------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                                 $   (53,901)   $    (51,248)   $(153,562)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

     Compensatory loan increases                                                          30,000          30,000       90,000

CHANGES IN OPERATING ASSETS & LIABILITIES

     Increase / (decrease) in Accounts Payable                                            13,596          13,034       38,452
     Increase / (decrease) in Accrued Expenses - Related Party                             3,515             564        6,215
                                                                                     ------------   -------------   -------------
     Total Cash Flow provided by / (used in) Operating Activities                         (6,790)         (7,650)     (18,894)
                                                                                     ------------   -------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES                                                            -               -            -
                                                                                     ------------   -------------   -------------
     Total Cash Flow provided by / (used in) Investing Activities                              -               -            -
                                                                                     ------------   -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES

     Increase in Related Party Loan                                                        6,790           7,550       18,819
                                                                                     ------------   -------------   -------------
     Total Cash Flow provided by / (used in)  Financing Activities                         6,790           7,550       18,819
                                                                                     ------------   -------------   -------------

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                     $         -    $       (100)   $     (75)
                                                                                     ============   =============   =============

Cash and Cash Equivalents at the beginning of the period                             $        25    $        100    $     100
                                                                                     ============   =============   =============
Cash and Cash Equivalents at the end of the period                                   $        25    $          -    $      25
                                                                                     ============   =============   =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                                                  $    30,000    $     30,000    $  90,000
                                                                                     ------------   -------------   -------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                               $         -    $          -    $       -
                                                                                     ============   =============   =============
Cash paid for income tax                                                             $         -    $          -    $       -
                                                                                     ============   =============   =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------------------

NATURE OF OPERATIONS

BUSINESS

Golden Dragon Holding Co. ("Golden Dragon", "We" or "Us") is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger candidate has been identified at this time.

We are a development stage enterprise in accordance with Accounting Codification Standard (ACS) 915 "Development Stage Entities". We have been in the development stage since Inception (January 1, 2011).

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

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

BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Form 10-K filed with the SEC.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE COMPANY - We are a development stage enterprise in accordance with ACS 915 "Development Stage Entities". We have been in the development stage since Inception (January 1, 2011). Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our Inception (January 1, 2011) as a development stage company.

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

PROPERTY AND EQUIPMENT -- We owned no property and equipment during the three and six month periods ended June 30, 2012 or 2011 and consequently we recorded no depreciation expense during the three and six month periods ended June 30, 2012 or 2011.

DEFERRED COSTS AND OTHER -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at June 30, 2012 or 2011.

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

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

ADVERTISING COSTS -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three and six month periods ended June 30, 2012 or 2011.

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

Our comprehensive loss was identical to our net loss for the three and six month periods ended June 30, 2012 or 2011.

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

Basic and diluted EPS were identical for the three and six month periods ended June 30, 2012 and 2011 as we had no stock options or warrants outstanding during those periods.

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

No stock based compensation was issued or outstanding during the three and six month periods ending June 30, 2012 or 2011.

BUSINESS SEGMENTS -- We believe that our activities during the three and six month periods ended June 30, 2012 and 2011 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2. GOING CONCERN AND LIQUIDITY:
-------------------------------

At June 30, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $153,487 and a stockholders' deficit of $153,462.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $152,462 and reported an accumulated deficit since Inception (January 1, 2011) of $153,562 as at June 30, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3. ASSETS
---------

As at June 30, 2012 and December 31, 2011, our sole asset was Cash and Cash Equivalents of $25.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

4. ACCOUNTS PAYABLE
-------------------

As at June 30, 2012, the balance of accounts payable represents legal and accounting fees payable.

5. ACCRUED EXPENSES
-------------------

As at June 30, 2012, the balance of accrued expenses represents interest payable on our related party loan (See Note 6.).

6. RELATED PARTY LOAN
---------------------

As at June 30, 2011, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and as at June 30, 2012, the principal balance owed was $108,820 with accrued interest of $6,215.

Interest is accrued on the loan at 8%.

7. COMMITMENTS:
---------------

CAPITAL AND OPERATING LEASES

We had no capital or operating leases outstanding as at June 30, 2012.

LITIGATION

No legal proceedings are currently pending or threatened to the best of our knowledge.

8. RELATED PARTY TRANSACTIONS
-----------------------------

As at June 30, 2012, we owed Mr. Cutler, our sole officer, a director and majority shareholder, a principal balance of $108,820 with accrued interest of $6,215.

During the six months ended June 30, 2012, we accrued $30,000 (2011 - $30,000) of Mr. Cutler's remuneration as payable to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

9. STOCKHOLDERS' DEFICIT:
-------------------------

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

No shares of preferred stock were issued or outstanding during the three and six month periods ended June 30, 2012 and 2011.

COMMON STOCK

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

RECENT ISSUANCES

No shares of our common stock were issued in the three and six month periods ended June 30, 2012 or 2011.

WARRANTS

No warrants were issued or outstanding during the three and six month periods ended June 30, 2012 or 2011.

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

No stock options were issued or outstanding during the three and six month periods ended June 30, 2012 or 2011.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

10. INCOME TAXES
----------------

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses ("NOLS".

Consequently, effective June 30, 2012, we had NOLS of approximately $154,000, which expire in 2031 and 2032.

11. SUBSEQUENT EVENTS
---------------------

We have evaluated subsequent events through July 25, 2012. Other than those set out above, there have been no subsequent events after June 30, 2012 for which disclosure is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $153,487 and a stockholders' deficit of $153,462.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $152,462 and reported an accumulated deficit since Inception (January 1, 2011) of $153,562 as at June 30, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2012  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2011

REVENUE

During the three months ended June 30, 2012 and 2011, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended June 30, 2012, we incurred $16,024 in general and administrative expenses compared to $35,206 in the three months ended June 30, 2011, a decrease of $19,182. The decrease was largely due to the fact that in the three months ended June 30, 2011 we incurred legal fees which we did not incur in the three months ended June 30, 2012.

INTEREST EXPENSE

We recognized an interest expense of $1,954 during the three months ended June 30, 2012, compared to $466 during the three months ended June 30, 2011, an increase of $1,488. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods .

PROFIT / (LOSS) BEFORE INCOME TAX

In the three months ended June 30, 2012, we recognized a loss before income tax of $17,978 compared to a loss before income tax of $35,672 in the three months ended June 30, 2011, a decrease of $17,694 due to the factors discussed above.

PROVISION FOR INCOME TAXES

No provision for income taxes was required in the three months ended June 30, 2012 or 2011 as we generated tax losses both periods.

NET PROFIT / (LOSS) AND COMPREHENSIVE PROFIT / (LOSS)

In the three months ended June 30, we recognized a net loss of $17,978 compared to net a loss of $35,672 in the three months ended June 30, 2011, a decrease of $17,694 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended June 30, 2012 and 2011.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

REVENUE

During the six months ended June 30, 2012 and 2011, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

During the six months ended June 30, 2012, we incurred $50,386 in general and administrative expenses, broadly in line with the $50,684 of general and administrative expenses incurred in the six months ended June 30, 2011.

INTEREST EXPENSE

We recognized an interest expense of $3,515 during the six months ended June 30, 2012, compared to $564 during the six months ended June 30, 2011, an increase of $2,951. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods .

PROFIT / (LOSS) BEFORE INCOME TAX

In the six months ended June 30, 2012, we recognized a loss before income tax of $53,901 compared to a loss before income tax of $51,248 in the six months ended June 30, 2011, an increase of $2,653 due to the factors discussed above.

PROVISION FOR INCOME TAXES

No provision for income taxes was required in the six months ended June 30, 2012 or 2011 as we generated tax losses both periods.

NET PROFIT / (LOSS) AND COMPREHENSIVE PROFIT / (LOSS)

In the six months ended June 30, 2012, we recognized a net loss of $53,901 compared to net a loss of $51,248 in the six months ended June 30, 2011, an increase of $2,653 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the six months ended June 30, 2012 and 2011.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

At June 30, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $153,487 and a stockholders' deficit of $153,462.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and six month periods ended June 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $152,462 and reported an accumulated deficit since Inception (January 1, 2011) of $153,562 as at June 30, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed. Net cash used in operations for the six months ended June 30, 2012 was $6,791 compared to $7,650 in the six months ended June 30, 2011, a decrease of $859.

In the six months ended June 30, 2012, our net losses were $53,901, which we partially offset by a $30,000 non-cash item relating to compensatory loan increases and by a net positive movement of $17,110 in our accounts payable and accrued expenses.

In the six months ended June 30, 2011, our net losses were $51,248, which were offset by a $30,000 non-cash item relating to compensatory loan increases and by a net positive movement of $13,598 in our accounts payable and accrued expenses.

No cash was provided by, or used in, investing activities during the six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012, the Company received $6,790 from its financing activities by way of loan from a related party compared to $7,550 in the six months ended June 30, 2011, a decrease of $760. The decrease was a result of the reduced payments of liabilities and expenses on our behalf by a director of the Company in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

We were not subject to any legal proceedings during the three and six month periods ended June 30, 2012 or 2011 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

There were no changes in our securities in the three and six month periods ended June 30, 2012 and 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

Not applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

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

 Exhibit 101.INS     XBRL Instance Document (1)

 Exhibit 101.SCH     XBRL Taxonomy Extension Schema Document (1)

 Exhibit 101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document (1)

 Exhibit 101.LAB     XBRL Taxonomy Extension Label Linkbase Document (1)

 Exhibit 101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document (1)
----------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN DRAGON HOLDING CO.


Date: July 25, 2012                     By: /s/ David J. Cutler
                                        -----------------------------
                                        David J. Cutler
                                        Chief Executive Officer, &
                                        Chief Financial Officer