Form 10-Q
period 2012-09-30
GOLDEN DRAGON HOLDING CO.
filed 2012-10-17
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2012, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                            GOLDEN DRAGON HOLDING CO.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

Balance Sheets

As of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)          3

Statements of Operations

For the Three and Nine Month Periods Ended September 30, 2012 and 2011 and
the Period from Inception (January 1, 2011) Through September 30, 2012        4

Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2012 and 2011 and
the Period from Inception (January 1, 2011) Through September  30, 2012       5

Notes to Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          21

Item 4. Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Mine Safety Disclosures                                             22

Item 5.  Other Information                                                   22

Item 6.  Exhibits                                                            22

SIGNATURES                                                                   23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   GOLDEN DRAGON HOLDING CO.
                                   (A DEVELOPMENT STAGE CO.)
                                         BALANCE SHEETS

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                           2012                2011
                                                                                      ---------------    -----------------
                                                                                       (Unaudited)          (Audited)

                             ASSETS

CURRENT ASSETS

      Cash and Cash Equivalents                                                     $             25   $               25

                                                                                      ---------------    -----------------
                 Total Current Assets                                                             25                   25

                                                                                      ---------------    -----------------
      TOTAL ASSETS                                                                  $             25   $               25
                                                                                      ===============    =================

                             LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

      Accounts Payable                                                              $         42,407   $           24,857
      Accrued Expenses - Related Party                                                         8,533                2,700
      Related Party Loan                                                                     125,837               72,029

                                                                                      ---------------    -----------------
                 Total Current Liabilities                                                   176,777               99,586
                                                                                      ---------------    -----------------

COMMITMENTS AND CONTINGENCIES (Note. 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                             -                    -
      no shares issued and outstanding
      Class A Common Stock; $0.0001 par value, 100,000,000,                                      239                  239
      shares authorized as at September 30, 2012 and December 31, 2011,
      2,384,407 shares issued and outstanding as at September 30, 2012 and
       December 31, 2011
      Additional Paid In Capital                                                          16,874,642           16,874,642
      Accumulated Deficit (including $(176,851) and $ (99,661) respectively during
      the development stage)                                                             (17,051,633)         (16,974,442)
                                                                                      ---------------    -----------------
                 Total Stockholders' (Deficit)                                              (176,752)             (99,561)

                                                                                      ---------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                       $             25   $               25
                                                                                      ===============    =================





                         See Accompanying Notes to Financial Statements.

                                                3


                                   GOLDEN DRAGON HOLDING CO.
                                   (A DEVELOPMENT STAGE CO.)
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                                                                                      FROM INCEPTION
                                                                                                      OF DEVELOPMENT
                                                                                                           STAGE
                                                    FOR THE THREE MONTHS    FOR THE NINE MONTHS      (JANUARY 1, 2011)
                                                          ENDED                   ENDED                    THROUGH
                                                      SEPTEMBER 30,            SEPTEMBER 30,            SEPTEMBER 30,
                                                      2012        2011         2012        2011           2012
                                                   ----------- -----------  ----------- -----------     ----------

OPERATING EXPENSES

     General & Administrative Expenses                 20,972      25,807       71,358      76,491        168,460
                                                   ----------- -----------  ----------- -----------     ----------
     Total Operating Expenses                          20,972      25,807       71,358      76,491        168,460
                                                   ----------- -----------  ----------- -----------     ----------

OPERATING LOSS                                        (20,972)    (25,807)     (71,358)    (76,491)      (168,460)

Interest and Other Income / (Expenses) Net             (2,318)       (749)      (5,833)     (1,314)        (8,391)
                                                   ----------- -----------  ----------- -----------     ----------
Loss before Income Taxes                              (23,290)    (26,556)     (77,191)    (77,805)      (176,851)

Provision for Income Taxes                                  -           -            -           -              -
                                                   ----------- -----------  ----------- -----------     ----------
NET LOSS                                         $    (23,290)$   (26,556)$    (77,191)$   (77,805)   $  (176,851)
                                                   =========== ===========  =========== ===========     ==========

NET LOSS PER COMMON SHARE

     Basic & Diluted                                   ($0.01)     ($0.01)      ($0.03)     ($0.03)
                                                   =========== ===========  =========== ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Basic & Diluted                               2,384,407   2,384,407    2,384,407   2,384,407
                                                   =========== ===========  =========== ===========













                         See accompanying Notes to Financial Statements.




                                   GOLDEN DRAGON HOLDING CO.
                                   (A DEVELOPMENT STAGE CO.)
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                                              FROM INCEPTION
                                                                                             OF DEVELOPMENT
                                                                                                 STAGE
                                                                                               (JANUARY 1, 2011)
                                                                 FOR THE NINE MONTHS ENDED     THROUGH
                                                                     SEPTEMBER 30,             SPEPTEMBER 30,
                                                                 2012             2011           2012
                                                              -----------      ------------    ----------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                             (77,191)    $     (77,805)  $  (176,851)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

     Compensatory loan increases                                  45,000            45,000       105,000

CHANGES IN OPERATING ASSETS & LIABILITIES

     Increase / (decrease) in Accounts Payable                    17,551            19,766        42,407
     Increase / (decrease) in Accrued Expenses - Related Party     5,833             1,456         8,533

                                                              -----------      ------------    ----------
     Total Cash Flow provided by / (used in) Operating Activities (8,807)          (11,583)      (20,911)
                                                              -----------      ------------    ----------
CASH FLOW FROM INVESTING ACTIVITIES                                    -                 -             -

                                                              -----------      ------------    ----------
     Total Cash Flow provided by / (used in) Investing
        Activities                                                     -                 -             -
                                                              -----------      ------------    ----------

CASH FLOW FROM FINANCING ACTIVITIES

     Increase in Related Party Loan                                8,807            11,488        20,836

                                                              -----------      ------------    ----------
     Total Cash Flow provided by / (used in) Financing
        Activities                                                 8,807            11,488        20,836
                                                              -----------      ------------    ----------

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                       -     $         (95)  $       (75)                       $
                                                              ===========      ============    ==========

Cash and Cash Equivalents at the beginning of the period              25     $         100   $       100                        $
                                                              ===========      ============    ==========
Cash and Cash Equivalents at the end of the period                    25     $           5   $        25                        $
                                                              ===========      ============    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                               45,000   $        45,000   $    90,000                        $
                                                              -----------      ------------    ----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                 -     $           -   $         -                        $
                                                              ===========      ============    ==========
Cash paid for income tax                                               -     $           -   $         -                        $
                                                              ===========      ============    ==========









                         See Accompanying Notes to Financial Statements.

                                                5

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2012
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Business

Golden Dragon Holding Co. ("Golden Dragon," "We" or "Us") is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. No potential merger candidate has been identified at this time.

We are a development stage enterprise in accordance with Accounting Codification Standard (ACS) 915 "Development Stage Entities." We have been in the development stage since Inception (January 1, 2011).

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Form 10-K filed with the SEC.

Significant Accounting Policies:

Development Stage Company - We are a development stage enterprise in accordance with ACS 915 "Development Stage Entities." We have been in the development stage since Inception (January 1, 2011). Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our Inception (January 1, 2011) as a development stage company.

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

Property and Equipment -- We owned no property and equipment during the three and nine month periods ended September 30, 2012 or 2011 and consequently we recorded no depreciation expense during the three and nine month periods ended September 30, 2012 or 2011.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at September 30, 2012 or 2011.

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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three and nine month periods ended September 30, 2012 or 2011.

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

Our comprehensive loss was identical to our net loss for the three and nine month periods ended September 30, 2012 or 2011.

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

Basic and diluted EPS were identical for the three and nine month periods ended September 30, 2012 and 2011 as we had no stock options or warrants outstanding during those periods.

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

No stock based compensation was issued or outstanding during the three and nine month periods ending September 30, 2012 or 2011.

Business Segments -- We believe that our activities during the three and nine month periods ended September 30, 2012 and 2011 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At September 30, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $176,777 and a stockholders' deficit of $176,752.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and nine month periods ended September 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $176,752 and reported an accumulated deficit since Inception (January 1, 2011) of $176,851 as at September 30, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at September 30, 2012 and December 31, 2011, our sole asset was Cash and Cash Equivalents of $25.

4.       ACCOUNTS PAYABLE

As at September 30, 2012, the balance of accounts payable represents legal and accounting fees payable.

5.       ACCRUED EXPENSES

As at September 30, 2012, the balance of accrued expenses represents interest payable on our related party loan (See Note 6.).

6.        RELATED PARTY LOAN

As at September 30, 2011, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and as at September 30, 2012, the principal balance owed was $125,837 with accrued interest of $8,533.

Interest is accrued on the loan at 8%.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at September 30, 2012.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at September 30, 2012, we owed Mr. Cutler, our sole officer, a director and majority shareholder, a principal balance of $125,837 with accrued interest of $8,533.

During the nine months ended September 30, 2012, we accrued $45,000 (2011 - $45,000) of Mr. Cutler's remuneration as payable to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees. Mr. Cutler is the principal shareholder of Burlingham.

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

No shares of preferred stock were issued or outstanding during the three and nine month periods ended September 30, 2012 and 2011.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three and nine month periods ended September 30, 2012 or 2011.

Warrants

No warrants were issued or outstanding during the three and nine month periods ended September 30, 2012 or 2011.

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

No stock options were issued or outstanding during the three and nine month periods ended September 30, 2012 or 2011.

10.      INCOME TAXES

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses ("NOLS.")

Consequently, effective September 30, 2012, we had NOLS of approximately $177,000, which expire in 2031 and 2032.

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through October 31, 2012. Other than those set out above, there have been no subsequent events after September 30, 2012 for which disclosure is required.


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

Liquidity and Capital Resources

At September 30, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $176,777 and a stockholders' deficit of $176,752.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and nine month periods ended September 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $176,752 and reported an accumulated deficit since Inception (January 1, 2011) of $176,851 as at September 30, 2012.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

During the three months ended September 30, 2012 and 2011, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended September 30, 2012, we incurred $20,972 in general and administrative expenses compared to $25,807 in the three months ended September 30, 2011, a decrease of $4,835. The decrease was largely due to the fact that in the three months ended September 30, 2011 we incurred certain legal fees which we did not incur in the three months ended September 30, 2012.

Interest Expense

We recognized an interest expense of $2,318 during the three months ended September 30, 2012, compared to $749 during the three months ended September 30, 2011, an increase of $1,569. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods .

Profit / (Loss) before Income Tax

In the three months ended September 30, 2012, we recognized a loss before income tax of $23,290 compared to a loss before income tax of $26,556 in the three months ended September 30, 2011, a decrease of $3,266 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended September 30, 2012 or 2011 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended September 30, 2012 we recognized a net loss of $23,920 compared to net a loss of $26,556 in the three months ended September 30, 2011, a decrease of $3,266 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended September 30, 2012 and 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

During the nine months ended September 30, 2012 and 2011, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the nine months ended September 30, 2012, we incurred $71,358 in general and administrative expenses compared to $76,491 in the nine months ended September 30, 2011, a decrease of $5,133. The decrease was largely due to the fact that in the nine months ended September 30, 2011 we incurred certain legal fees which we did not incur in the nine months ended September 30, 2012.

Interest Expense

We recognized an interest expense of $5,833 during the nine months ended September 30, 2012, compared to $1,314 during the nine months ended September 30, 2011, an increase of $4,519. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods .

Profit / (Loss) before Income Tax

In the nine months ended September 30, 2012, we recognized a loss before income tax of $77,191 compared to a loss before income tax of $77,805 in the nine months ended September 30, 2011, a decrease of $614 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the nine months ended September 30, 2012 or 2011 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the nine months ended September 30, 2012, we recognized a net loss of $77,191 compared to net a loss of $77,805 in the nine months ended September 30, 2011, a decrease of $614 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the nine months ended September 30, 2012 and 2011.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

At September 30, 2012, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $176,777 and a stockholders' deficit of $176,752.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and nine month periods ended September 30, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At September 30, 2012, we had a working capital deficit of $176,752 and reported an accumulated deficit since Inception (January 1, 2011) of $176,851.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

Net cash used in operations for the nine months ended September 30, 2012 was $8,807 compared to $11,583 in the nine months ended September 30, 2011, a decrease of $82,776.

In the nine months ended September 30, 2012, our net losses were $77,191, which we partially offset by a $45,000 non-cash item relating to compensatory loan increases and by an increase of $23,384 in our accounts payable and accrued expenses.

In the nine months ended September 30, 2011, our net losses were $77,805, which were offset by a $45,000 non-cash item relating to compensatory loan increases and by an increase of $21,222 in our accounts payable and accrued expenses.

No cash was provided by, or used in, investing activities during the nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, we received $8,807 from its financing activities by way of loan from a related party compared to $11,488 in the nine months ended September 30, 2011, a decrease of $2,681. The decrease was a result of the reduced payments of liabilities and expenses on our behalf by one of our director's in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we accrued $45,000 (2011 - $45,000) of Mr. Cutler's remuneration as payable to Burlingham Corporate Finance, Inc. ("Burlingham") in the form of consulting fees, which appears in the financial statements as a non-compensatory loan. Mr. Cutler is the principal shareholder of Burlingham.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and nine month periods ended September 30, 2012 or 2011 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three and nine month periods ended September 30, 2012 and 2011.

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

                                            GOLDEN DRAGON HOLDING CO.


Date: October 16, 2012                      By: /s/ DAVID J. CUTLER
                                                -----------------------------
                                                David J Cutler
                                                Chief Executive Officer, &
                                                Chief Financial Officer
                                                (Principal Accounting Officer)