Form 10-K
period 2012-12-31
GOLDEN DRAGON HOLDING CO.
filed 2013-03-28
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

                                       OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                          COMMISSION FILE NO. 000-27055

                            GOLDEN DRAGON HOLDING CO.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        27-4635140
---------------------------------                     ----------------------
 (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
           ----------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 704-4623
             ------------------------------------------------------
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

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

        Large accelerated filer  |_|    Accelerated filer  |_|
        Non-accelerated filer    |_|    Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The aggregate market value of the of the outstanding shares of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $251,486 based upon the last reported sales price on the OTCBB for such date.

The number of shares of the Registrant's common stock issued and outstanding, as of March 15, 2012 was 2,384,407.

                            GOLDEN DRAGON HOLDING CO.
                         2012 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

 ITEM                              DESCRIPTION                              PAGE
--------   ---------------------------------------------------------------- ----
                                     PART I.

Item 1.    Business                                                            3

Item 1A.   Risk Factors                                                        7

Item 1B.   Unresolved Staff Comments                                          11

Item 2.    Description of Properties                                          11

Item 3     Legal Proceedings                                                  11

Item 4.    Mine Safety Disclosures                                            11

                                    PART II.

Item 5.    Market  for  Registrant's  Common  Equity,   Related  Stockholder  11
           Matters, and Issuer Purchases of Equity Securities

Item 6.    Selected Financial Data                                            13

Item 7.    Management's  Discussion and Analysis of Financial  Condition      13
           and Results of Operation

Item7A     Quantative and Qualitative Disclosures About Market Risk           17

Item 8.    Financial Statements and Supplementary Data                        17

Item 9     Changes in and  Disagreements  With Accountants on Accounting      17
           and Financial Disclosure

Item 9A.   Controls and Procedures                                            17

Item 9B.   Other Information.                                                 18

                                    PART III.

Item 10.   Directors, Executive Officers and Corporate Governance,            19

Item 11.   Executive Compensation                                             21

Item 12. Security Ownership of Certain Beneficial Owners and Management 22 and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and Director 22 Independence

Item 14.   Principal Accountant Fees and Services                             22

                                    PART IV.

Item 15.   Exhibits and Financial Statement Schedules                         23

SIGNATURES                                                                    35

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, SOME OF THE INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). ALTHOUGH GOLDEN DRAGON HOLDING CO. ("GOLDEN DRAGON" OR THE "COMPANY," WHICH MAY ALSO BE REFERRED TO AS "WE," "US" OR "OUR") BELIEVES THAT ITS
EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE OF ITS BUSINESS AND OPERATIONS: THERE CAN BE NO ASSURANCE THAT ACTUAL RESULTS WILL NOT DIFFER MATERIALLY FROM OUR EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, INCLUDING BUT NOT LIMITED TO, OUR ABILITY TO RAISE DEBT AN, OR, EQUITY TO MEET OUR ONGOING OPERATING
EXPENSES  AND  MERGE  WITH  ANOTHER  ENTITY  WITH  EXPERIENCED   MANAGEMENT  AND
OPPORTUNITIES FOR GROWTH IN RETURN FOR SHARES OF OUR COMMON STOCK TO CREATE VALUE FOR OUR SHAREHOLDERS. CAUTIONARY STATEMENTS REGARDING THE RISKS, UNCERTAINTIES AND OTHER FACTORS ASSOCIATED WITH THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED ON PAGE 7 BELOW. YOU ARE URGED TO CAREFULLY CONSIDER THESE FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SEC.

                                     PART I

ITEM 1. BUSINESS
----------------

SUMMARY

Golden Dragon Holding Co. ("the Company", "we" or "us") is a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

EMPLOYEES

As of December 31, 2012, Mr. Cutler serves as our Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with Mr. Cutler. We have no other employees.

ITEM 1A. RISK FACTORS
---------------------

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2012, we had an accumulated deficit of $17,072,509 and a stockholders' deficit of $197,628.

Future losses are likely to occur as and until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2012 and 2011, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

OUR SECURITIES ARE NOT CURRENTLY ELIGIBLE FOR SALE UNDER RULE 144 AND ANY FUTURE SALES OF OUR SECURITIES MAY BE ADVERSELY AFFECTED BY OUR FAILURE TO FILE ALL REPORTS REQUIRED BY THE EXCHANGE ACT.

All of the outstanding shares of common stock held by the Company's present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

Rule 144, as promulgated under the Securities Act is not available for the resale of securities, initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are:

     o    the issuer of the securities has ceased to be a shell company;
     o the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;
     o the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
     o one year has elapsed since the issuer has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer a shell company.

The only way for our securities to be eligible for resale prior to the conditions of Rule 144 being met, is for us to have registered them with the SEC on a Registration Statement on Form S-1 and such registration being declared effective by the SEC. At the time of this filing, management has no plans to file a registration statement with the SEC.

A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

None.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211. We do not pay rent for the use of this mailing address. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.LEGAL PROCEEDINGS
------------------------

No legal proceedings are currently pending or threatened to the best of our knowledge.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

Market Information.

Shares of our Common Stock are presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA") and are listed on the OTC Markets' OTCQB under the trading symbol "GDHC".

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past two years as reported on the OTC Markets' OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

                                                     High               Low
                                                   ---------         ---------

         Year Ended December 31, 2012:
                  First quarter                     $0.265             $0.15
                  Second quarter                      0.30              0.265
                  Third quarter                       0.30              0.12
                  Fourth quarter                      0.145             0.10

                                                     High               Low
                                                   ---------         ---------

         Year Ended December 31, 2011:
                  First quarter                      $0.10             $0.03
                  Second quarter                      0.35              0.12
                  Third quarter                       0.32              0.31
                  Fourth quarter                      0.59              0.20

Record Holders.

There were 104 holders of record as of March 15, 2013. However, we believe the number of beneficial holders of our shares of common stock to be approximately
430. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., PO Box 191767 Atlanta, Georgia, 31119. The telephone number is 303-460-1149.

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

Recent Sales of Unregistered Securities

We sold no shares of common stock during the years ended December 31, 2012 and 2011.

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 9. Stockholders' (Deficit) / Equity of our Financial Statements on page 34 below.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA
---------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

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

OVERVIEW

SUMMARY

Golden Dragon Holding Co. ("the Company", "we" or "us") is a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2012, we had assets of $25, no operating business or other source of income, outstanding liabilities of $197,654 and a stockholders' deficit of $197,628.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $197,629 and reported an accumulated deficit of $17,072,509 as at December 31, 2012.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2011

REVENUE

During the years ended December 31, 2012 and 2011, we did not recognize any revenues from its activities. We do not anticipate recognizing revenues in the near future, given that our operational activities are purely administrative in nature.

GENERAL AND ADMINISTRATIVE EXPENSES

During the year ended December 31, 2012, we incurred $89,568 in general and administrative expenses, compared to $97,102 we incurred in general and administrative expenses in the year ended December 31, 2011, a decrease of $7,534. General and administrative expenses consist mainly of legal and accounting expenses incurred in maintaining our public reporting status and the decrease from 2011 to 2012 related primarily to a decrease in legal fees incurred between the two periods.

OPERATING INCOME (LOSS)

In the year ended December 31, 2012, we recognized operating loss of $89,568 compared to an operating expense of $97,102 in the year ended December 31, 2011, a variance of $7,534 due to the factors as discussed above.

INTEREST AND OTHER INCOME / (EXPENSES) NET

In the year ended December 31, 2012, we incurred net interest expense of $8,499 in interest and other income / (expenses) net compared to $2,559 in the year ended December 31, 2011, a increase of $5,940. The interest expense represented accrued interest at 8% on the loan made to us by Mr. Cutler, an officer and director, in respect of expenses incurred settling certain of our outstanding liabilities and bringing our books and records up to date which he paid directly on our behalf. The increase in interest expense in the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflected the increase in the principal balance of the loan provided to us by Mr. Cutler between the two periods.

(LOSS) PROFIT BEFORE INCOME TAX

In the year ended December 31, 2012, we recognized a loss before income taxes of $98,067 compared to loss before taxes of $99,661 in the year ended December 31, 2011, a decrease of $1,594, due to the factors discussed above.

PROVISION FOR INCOME TAXES

No provision for income taxes was recorded in either the year ended December 31, 2012 or 2011 as we incurred taxable losses in both periods.

NET (LOSS) INCOME

In the year ended December 31, 2012, we realized a net loss of $98,067 compared to a net loss of $99,661 in the year ended December 31, 2011, a decrease of $1,594, due to the factors set out above.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 AND 2011

As at December 31, 2012, we had assets of $25, no operating business or other source of income, outstanding liabilities of $197,654 and a stockholders' deficit of $197,628.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $197,629 and reported an accumulated deficit of $17,072,509 as at December 31, 2012.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed

During the fiscal year ended December 31, 2012, we used cash of $10,913 in our operating activities compared to $12,104 cash we used in operating activities during the fiscal year ended December 31, 2011, a decrease of 1,191. During the twelve months ended December 31, 2012 we incurred net losses of $98,067 which, after adjustment for $60,000 in non cash compensatory loan increases, were partially offset by a positive movement in operating liabilities of $27,154. During the twelve months ended December 31, 2011 we incurred net losses of $99,661 which, after adjustment for $60,000 in non cash compensatory loan increases, were partially offset by a positive movement in operating liabilities of $27,557.

No cash was provided by, or used in, investing activities during the fiscal years ended December 31, 2012 or 2011.
During the fiscal year ended December 31, 2012, we received $10,913 from financing activities, compared to $12,029 in the year ended December 31, 2011, a decrease of $1,116. This decrease represented the decreased level of funding required to be provided to us by Mr. Cutler, our sole officer and a director.

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

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

All companies are required to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 7 to the financial statements on page 33 below.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

Our financial statements are included herein commencing on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION
--------------------------

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

Effective December 31, 2012, our directors and officers were:

            NAME               AGE                     POSITION
---------------------------  -------    ----------------------------------------
David J. Cutler                 57      President, Chief Executive Officer,
                                        Chief Financial Officer and Director

Redgie Green                    60      Director


DAVID J. CUTLER - PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Cutler became our director and officer in March 2006. Mr. Cutler is a Partner of Borgers and Cutler CPAs LLC, a PCAOB registered US auditing company and the Principal of Cutler & Co., LLC, a US accounting and UK registered auditing company. Mr. Cutler has been the Chief Financial Officer of US Precious Metals, Inc., a publicly quoted mineral exploration company with interests in Mexico, since December 2011 and a director and Chief Financial Officer of Discovery Gold Corporation, a publicly quoted mineral exploration company with interests in Ghana, since August 2012. Mr. Cutler is the sole officer and a director of the following publicly quoted shell companies:
Southwestern Water Exploration Co., since March 2011, US Holdings, Inc. (formerly USN Corporation), since July 2011, Torrent Energy Corporation, since October 2011, Quantech Electronics Corp since May 2012 and Capital Resource Alliance, Inc., since September 2012. Mr. Cutler was the sole officer and a director of Aspeon, Inc. (nka Aspi, Inc.), a publicly listed shell company, from April 2005 until October 2009 and a director and officer of Atomic Paintball, Inc., a development stage owner and operator of paintball parks, from August 2006 until December 2009. Atomic Paintball, Inc. filed for Chapter 7 in 2009. Mr. Cutler has a Masters degree from St. Catherine College in Cambridge, United Kingdom and qualified as a British Chartered Accountant and Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, Mr. Cutler has qualified as a Certified Public Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

REDGIE GREEN - DIRECTOR. Mr. Green became a director in March 2006. Mr. Green has served as the Chief Executive Officer and a Director of Legacy Technology Holdings, Inc. since October 2010 and as a Director of Momentum BioFuels, Inc. since May 2012. Mr. Green served as the Chief Executive Officer of Sun River Energy, Inc. from January 2009 through August 3, 2010. From January 2009 through October 2009, he served as the President of Sun River Energy, Inc. He has served as a director of Sun River Energy, Inc. from 1998 through October 2010. He served as a director of ASPI, Inc. from 2006 through the fall of 2009 and was been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements

CODE OF ETHICS

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

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2012, 2011 and 2010 (the "Named Executive Officers"):

                                        SUMMARY EXECUTIVE COMPENSATION TABLE
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------
David J. Cutler,     2012     60,000     0        0        0          0             0             0        60,000
President, CEO,      2011     60,000     0        0        0          0             0             0        60,000
CFO and Director     2010     60,000     0        0        0          0             0             0        60,000
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the year ended December 31, 2012:

-------------------------------- ----------- ---------- ---------- ----------------- ---------------- ----------------- -----------
                                    Fees
                                  Earned Or                            Non-Equity      Nonqualified
                                   Paid-in      Stock     Options    Incentive Plan      Deferred         All Other
                                    Cash        Awards    Awards      Compensation     Compensation     Compensation      Total
           Name                      ($)         ($)        ($)           ($)               ($)             ($)            ($)
-------------------------------- ----------- ---------- ---------- ----------------- ---------------- ----------------- -----------
David J. Cutler, director        0           0          0          0                 0                60,000(1)         60,000
-------------------------------- ----------- ---------- ---------- ----------------- ---------------- ----------------- -----------
Redgie Green, director           0           0          0          0                 0                0                 0
-------------------------------- ----------- ---------- ---------- ----------------- ---------------- ----------------- -----------

     (1) Mr. Cutler receives a cash compensation for his services as the Chief Executive Officer and Chief Financial Officer of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2012 by:

     o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

     o    each of our named executive officers and directors, and

     o    all executive officers and directors as a group.


                                                    NUMBER OF      PERCENT OF
      NAME AND ADDRESS OF BENEFICIAL OWNER            SHARES     OUTSTANDING (2)
------------------------------------------------  -------------  ---------------

 David J. Cutler, CEO, CFO and Director (1)
                                                    1,521,120        63.8%

 Redgie Green, Director(1)                             25,000         1.0%
                                                  -------------  ---------------
All executive officers and directors as a group     1,546,120        64.8%
(2 individuals)
                                                  =============  ===============
-------------------------------------------------
     (1)  c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

     (2) Based upon 2,384,407 shares of the Company's common stock issued and outstanding on December 31, 2012.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

As at December 31, 2012, we had an outstanding loan with Mr. Cutler of $142,943 (2011- $72,029) and accrued interest outstanding of $11,199 (2010 - $2,700).

During the twelve months ended December 31, 2012 we incurred $600 (2011 - $400) for the preparation of our corporate tax return with B.F Borgers CPA PC. Mr. Borgers is a partner in the Borgers & Cutler CPAs PLLC in which Mr. Cutler, an officer and director of the Company, is also a partner.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Audit Fees

We incurred $3,250 in audit fees with our auditor, Ronald Chadwick, PC, in the year ended December 31, 2012 (2011 - $7,550).

Tax Fees

We did not incur any tax fees with our auditor, Ronald Chadwick, PC, in the years ended December 31, 2012 or 2011.

During the twelve months ended December 31, 2012 we incurred $600 (2011 - $400) for the preparation of our corporate tax return with B.F Borgers CPA PC. Mr. Borgers is a partner in the Borgers & Cutler CPAs PLLC in which Mr. Cutler, an officer and director of the Company, is also a partner.

All Other Fees

During the twelve months ended December 31, 2012, we incurred $4,500 (2011 - $4,500) with our auditor, Ronald Chadwick, PC, in other fees in respect the review of our quarterly financial statements.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following exhibits are filed as part of this Annual Report on Form 10-K in accordance with Item 601 of Regulation S-K:


EXHIBIT
NUMBER                     DESCRIPTION AND METHOD OF FILING
-------- -----------------------------------------------------------------------

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

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (3)
--------

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...................... 25

BALANCE SHEETS

As of December 31, 2012 and 2011............................................. 26

STATEMENTS OF OPERATIONS

For the Years Ended  December  31,  2012 and 2011 and the Period from
Inception (January 1, 2011) Through December 31, 2012........................ 27

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Period from Inception (January 1, 2011) Through December 31, 2012.... 28

STATEMENTS OF CASH FLOWS

For the Years Ended  December 31, 2012 and 2011 and the Period from
Inception (January 1, 2011) Through December 31, 2012........................ 29

NOTES TO FINANCIAL STATEMENTS................................................ 30

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Golden Dragon Holding Co.
Denver, Colorado

I have audited the accompanying balance sheets of Golden Dragon Holding Co. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from January 1, 2011 (inception of the development stage) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Dragon Holding Co. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from January 1, 2011 (inception of the development stage) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                        Ronald R. Chadwick, P.C.
March 19, 2013                                          RONALD R. CHADWICK, P.C.


                                                GOLDEN DRAGON HOLDING CO.
                                               A DEVELOPMENT STAGE COMPANY
                                                     BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                          2012                2011
                                                                                    ---------------     ----------------
                                                         ASSETS

CURRENT ASSETS

       Cash and Cash Equivalents                                                    $           25      $            25
                                                                                    ---------------     ----------------
                  Total Current Assets                                                          25                   25
                                                                                    ---------------     ----------------
       TOTAL ASSETS                                                                 $           25      $            25
                                                                                    ===============     ================

                                           LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES


       Accounts Payable                                                             $       43,511      $        24,857
       Accrued Expenses - Related Party                                                     11,199                2,700
       Related Party Loan                                                                  142,943               72,029
                                                                                    ---------------     ----------------
                  Total Current Liabilities                                                197,653               99,586
                                                                                    ---------------     ----------------

COMMITMENTS AND CONTINGENCIES (NOTE. 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized                           -                    -
      no shares issued and outstanding

      Class A Common Stock; $0.0001 par value, 100,000,000,                                    239                  239
      shares authorized, 2,384,407 and 2,384,407 shares issued and outstanding respectively
      Additional Paid In Capital                                                        16,874,642           16,874,642
      Accumulated Deficit (including $(197,728) during the development stage)          (17,072,509)         (16,974,442)
                                                                                    ---------------     ----------------
                  Total Stockholders' Deficit                                             (197,628)             (99,561)
                                                                                    ---------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $           25      $            25
                                                                                    ===============     ================





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                 GOLDEN DRAGON HOLDING CO.
                                                A DEVELOPMENT STAGE COMPANY
                                                 STATEMENTS OF OPERATIONS


                                                                                                    FROM INCEPTION
                                                                                                    OF DEVELOPMENT
                                                                                                         STAGE
                                                                    FOR THE YEARS                  (JANUARY 1, 2011)
                                                                        ENDED                          THROUGH
                                                                      DECEMBER 31,                    DECEMBER 31,
                                                                  2012             2011                   2012
                                                              ------------     -------------     ------------------------

OPERATING (INCOME) / EXPENSES

       General & Administrative Expenses                           89,568            97,102                      186,670
                                                              ------------     -------------     ------------------------
       Total Operating (Income) / Expenses                         89,568            97,102                      186,670
                                                              ------------     -------------     ------------------------

OPERATING INCOME (LOSS)                                           (89,568)          (97,102)                    (186,670)

Interest and Other Income / (Expenses) Net                         (8,499)           (2,559)                     (11,058)
                                                              ------------     -------------     ------------------------
Income / (Loss) before Income Taxes                               (98,067)          (99,661)                    (197,728)


Provision for Income Taxes                                              -                 -                            -
                                                              ------------     -------------     ------------------------
NET INCOME (LOSS)                                             $   (98,067)     $    (99,661)     $              (197,728)
                                                              ============     =============     ========================

NET INCOME (LOSS) PER COMMON SHARE

       Basic & Diluted                                        $     (0.04)     $      (0.04)
                                                              ============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

       Basic & Diluted                                          2,384,407         2,384,407
                                                              ============     =============
















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                GOLDEN DRAGON HOLDING CO.
                                               A DEVELOPMENT STAGE COMPANY
                                           STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  FROM INCEPTION (JANUARY 1, 2011) TO DECEMBER 31, 2012



                                        CLASS A COMMON STOCK         ADDITIONAL
                                     ---------------------------     PAID - IN          ACCUMULATED
                                        SHARES        AMOUNT          CAPITAL             DEFICIT             TOTAL

                                          #              $                $                  $                  $
                                     -------------  ------------  ---------------  --------------------  ---------------
 BALANCE, JANUARY 1, 2011               2,384,407           239       16,874,642          (16,874,781)             100


 Net Loss                                       -             -                -              (99,661)         (99,661)
                                     -------------  ------------  ---------------  --------------------  ---------------
 BALANCE, DECEMBER 31, 2011             2,384,407           239       16,874,642          (16,974,442)         (99,561)


 Net Loss                                       -             -                -              (98,067)         (98,067)
                                     -------------  ------------  ---------------  --------------------  ---------------
 BALANCE, DECEMBER 31, 2012             2,384,407           239       16,874,642          (17,072,509)        (197,628)
                                     =============  ============  ===============  ====================  ===============





























                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                 GOLDEN DRAGON HOLDING CO.
                                                A DEVELOPMENT STAGE COMPANY
                                                  STATEMENT OF CASH FLOWS
                                                                                                       FROM INCEPTION
                                                                                                       OF DEVELOPMENT
                                                                                                            STAGE
                                                                                                      (JANUARY 1, 2011)
                                                                         FOR THE YEARS ENDED               THROUGH
                                                                              DECEMBER 31,               DECEMBER 31,
                                                                          2012            2011               2012
                                                                   ---------------- ---------------  --------------------
CASH FLOW PROVIDED BY  (USED IN) OPERATING ACTIVITIES

NET INCOME (LOSS)                                                  $     (98,067)   $     (99,661)   $          (197,728)

ADJUSTMENTS TO RECONCILE NET INCOME/ (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Compensatory loan increases                                          60,000           60,000                120,000

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase (Decrease) in Accounts Payable                              18,655           24,857                 43,512
      Increase (Decrease) in Accrued Expenses - Related Party               8,499            2,700                 11,199
                                                                   ---------------- ---------------  --------------------
      Total Cash Flow used in Operating Activities                        (10,913)         (12,104)               (23,017)
                                                                   ---------------- ---------------  --------------------


CASH FLOW PROVIDED BY  (USED IN) INVESTING ACTIVITIES                           -                -                      -

CASH FLOW PROVIDED BY  (USED IN) FINANCING ACTIVITIES

      Funds from Related Party Loans                                       10,913           12,029                 22,942
                                                                   ---------------- ---------------  --------------------
      Total Cash Flow provided by / (used in)  Financing                   10,913           12,029                 22,942
      Activities                                                   ---------------- ---------------  --------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                 $            0   $         (75)   $               (75)


Cash and Cash Equivalents at the beginning of the period           $           25   $          100   $                100
                                                                   ---------------- ---------------  --------------------
Cash and Cash Equivalents at the end of the period                 $           25   $           25   $                 25
                                                                   ================ ===============  ====================


NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                                $       60,000   $       60,000   $            120,000
                                                                   ---------------- ---------------  --------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest                                             $            -   $            -   $                  -
                                                                   ---------------- ---------------  --------------------
Cash paid for income tax                                           $            -   $            -   $                  -
                                                                   ---------------- ---------------  --------------------










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            GOLDEN DRAGON HOLDING CO
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2012

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

NATURE OF OPERATIONS - Golden Dragon Holding Co. ("the Company", "we" or "us") is a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

PROPERTY AND EQUIPMENT- We sold all of our fixed assets effective February 16, 2001 for the benefit of our creditors as part of our Chapter 11 reorganization. Accordingly, we had no property and equipment as of December 31, 2012 and 2011 and we recorded no depreciation expense in the years ended December 31, 2012 and 2011.

DEFERRED COSTS AND OTHER -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at December 31, 2012 and 2011.

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

ADVERTISING COST -- Advertising costs were expensed as incurred. No advertising costs were incurred in the years ended December 31, 2012 and 2011.

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

Our comprehensive income / (loss) for the years ended December 31, 2012 and 2011 was identical to our net income / (loss) for the years ended December 31, 2012 and 2011.

INCOME (LOSS) PER SHARE --. Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic and diluted EPS were identical for the years ended December 31, 2012 and 2011 as we had no warrants or stock options outstanding during these years.

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

2. GOING CONCERN AND LIQUIDITY
------------------------------

As at December 31, 2012, we had assets of $25, no operating business or other source of income, outstanding liabilities of $197,654 and a stockholders' deficit of $197,628.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2012 and 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $197,629 and reported an accumulated deficit of $17,072,509 as at December 31, 2012.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

3. ASSETS
---------

As at December 31, 2012, our sole asset was Cash and Cash Equivalents of $25 (2011- $25).

4. ACCOUNTS PAYABLE
-------------------

Effective December 31, 2012, the outstanding balance of accounts payable represents our balances due in respect of professional fees to our attorney and auditors.

5. ACCRUED EXPENSES - RELATED PARTY
-----------------------------------

As at December 31, 2012, we had accrued interest of $11,199 (2011 - $2,700) payable to Mr. Cutler, an officer, director and shareholder of ours.

6. RELATED PARTY LOANS
----------------------

As at December 31, 2012, we had an outstanding loan with Mr. Cutler, an officer, director and shareholder of ours, of $142,943 (2011- $72,029).

The loan is repayable on demand and carries interest at 8%.

7. COMMITMENTS AND CONTINGENCIES
--------------------------------

We were not subject to any contractual obligations and commercial commitments as at December 31, 2012 (2011 - $0).

No legal proceedings are currently pending or threatened to the best of our knowledge.

8. RELATED PARTY TRANSACTIONS
-----------------------------

As at December 31, 2012, we had an outstanding loan with Mr. Cutler of $142,943 (2011- $72,029) and accrued interest outstanding of $11,199 (2010 - $2,700).

During the twelve months ended December 31, 2012 we incurred $600 (2011 - $400) for the preparation of our corporate tax return with B.F Borgers CPA PC. Mr. Borgers is a partner in the Borgers & Cutler CPAs PLLC in which Mr. Cutler, an officer and director of the Company, is also a partner.

9. STOCKHOLDERS' (DEFICIT)
--------------------------

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

No shares of preferred stock were issued or outstanding during the financial years ended December 31, 2012 and 2011.

COMMON STOCK

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

No shares of common stock were issued during the twelve months ending December 31, 2012 or 2011.

WARRANTS

No warrants were issued or outstanding during the years ended December 31, 2012 and 2011.

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

No stock options were issued or outstanding during the years ended December 31, 2012 and 2011.

10. INCOME TAXES
----------------

We have had losses since our Inception, and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective December 31, 2012, we had NOLS of approximately $140,000, the majority of which expire in 2032.

11. SEGMENT INFORMATION
-----------------------

We consider our ongoing business activities to constitute a single segment.

12. SUBSEQUENT EVENTS
---------------------

We have evaluated subsequent events through March 15, 2013. There have been no subsequent events after December 31, 2012 for which disclosure is required.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GOLDEN DRAGON HOLDING CO.


Date: March  28, 2013                         By: /s/ David J. Cutler
                                              ----------------------------------
                                              David J. Cutler
                                              Chief Executive Officer, &
                                              Chief Financial Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                      DATE
--------------------------    ---------------------------   --------------------

/s/ David J. Cutler           Chief Executive Officer          March 28, 2013
--------------------------    & Chief Financial Officer
David J. Cutler              (Principal Financial and
                              Accounting Officer)

/s/ Redgie Green              Director                         March 28, 2013
--------------------------
Redgie Green