Form 10-Q
period 2013-03-31
GOLDEN DRAGON HOLDING CO.
filed 2013-05-10
CIK 1081938

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2013, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                            GOLDEN DRAGON HOLDING CO.
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  Page
                                                                           ----

Balance Sheets
As of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)            2

Statements of Operations
For the three Month Periods Ended March 31, 2013 and 2012 and
the Period from Inception (January 1, 2011) Through March 31, 2013          3

Statements of Cash Flows
For the three Month Periods Ended March 31, 2013 and 2012 and
the Period from Inception (January 1, 2011) Through March 31, 2013          4

Statement of Movement in Stockholders' Deficit
For Inception (January 1, 2011) Through March 31, 2013                      5

Notes to Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20

Item 4. Controls and Procedures                                            20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       22
Item 3.  Defaults Upon Senior Securities                                   22
Item 4.  Mine Safety Disclosures                                           22
Item 5.  Other Information                                                 22
Item 6.  Exhibits                                                          22

SIGNATURES                                                                 23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                              GOLDEN DRAGON HOLDING CO.
                                             A DEVELOPMENT STAGE COMPANY
                                                   BALANCE SHEETS
                                                                                MARCH 31,             DECEMBER 31,
                                                                                   2013                   2012
                                                                              ---------------       ------------------
                                                                               (Unaudited)              (Audited)

                        ASSETS
CURRENT ASSETS

        Cash and Cash Equivalents                                         $               25     $                 25

                                                                              ---------------       ------------------
                    Total Current Assets                                                  25                       25

                                                                              ---------------       ------------------

        TOTAL ASSETS                                                      $               25     $                 25
                                                                              ===============       ==================

                        LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES


        Accounts Payable                                                   $          43,087      $            43,511
        Accrued Expenses                                                              14,116                   11,199
        Related Party Loan                                                 $         163,343                  142,943
                                                                              ---------------       ------------------
                           Total Current Liabilities                                 220,546                  197,653
                                                                              ---------------       ------------------

COMMITMENTS AND CONTINGENCIES (Note. 7)
STOCKHOLDERS' DEFICIT

        Preferred Stock; $0.0001 par value, 10,000,000 shares
        authorized no shares issued and outstanding                                        -                        -
        Class A Common Stock; $0.0001 par value, 100,000,000,
        shares authorized as at March 31, 2013 and December 31, 2012
        Additional Paid In Capital                                                16,874,642               16,874,642
        Accumulated Deficit (including $(220,621) and
        $ (197,728) respectively during the
        development stage)                                                       (17,095,402)             (17,072,509)
                                                                              ---------------       ------------------
                    Total Stockholders' Deficit                                     (220,521)                (197,628)
                                                                              ---------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $              25     $                 25
                                                                              ===============       ==================

                        See Accompanying Notes to Financial Statements.


                                                 GOLDEN DRAGON HOLDING CO.
                                                A DEVELOPMENT STAGE COMPANY
                                                  STATEMENTS OF OPERATIONS
                                                        (Unaudited)
                                                                                                          FROM INCEPTION
                                                                                                          OF DEVELOPMENT
                                                                                                              STAGE
                                                                                                        (JANUARY 1, 2011)
                                                                   FOR THREE MONTHS ENDED                    THROUGH
                                                                          MARCH 31,                          MARCH 31,
                                                                     2013              2012                    2013
                                                                 -------------     --------------     -----------------------

OPERATING EXPENSES

        General & Administrative Expenses                    $         19,976  $          34,361   $                 206,647
                                                                 -------------     --------------     -----------------------

        Total Operating Expenses                                       19,976             34,361                     206,647
                                                                 -------------     --------------     -----------------------

OPERATING LOSS                                                        (19,976)           (34,361)                   (206,647)

Interest and Other Income / (Expenses) Net                             (2,917)            (1,562)                    (13,974)
                                                                 -------------     --------------     -----------------------
Loss before Income Taxes                                              (22,893)           (35,923)                   (220,621)

Provision for Income Taxes                                             -                 -                             -
                                                                 -------------     --------------     -----------------------
NET LOSS                                                              (22,893)           (35,923)                   (220,621)

Other Comprehensive Income / (loss), net of tax                        -                 -                             -
                                                                 -------------     --------------     -----------------------

COMPREHENSIVE LOSS                                           $        (22,893)  $        (35,923)   $               (220,621)
                                                                 =============     ==============     =======================
NET LOSS PER COMMON SHARE

        Basic & Diluted                                                ($0.01)            ($0.02)
                                                                 =============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

        Basic & Diluted                                             2,384,407          2,384,407
                                                                 =============     ==============


                See Accompanying Notes to Financial Statement.


                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                                   FROM INCEPTION
                                                                                                                   OF DEVELOPMENT
                                                                                                                        STAGE
                                                                                                                  (JANUARY 1, 2011)
                                                                                                                       THROUGH
                                                                                 FOR THE THREE MONTHS ENDED           MARCH 31,
                                                                                          MARCH 31,                     2013
                                                                                    2013            2012
                                                                               --------------- ---------------- --------------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                           $ (22,893)      $   (35,923)     $          (220,621)

ADJUSTMENTS TO RECONCILE NET PROFIT /(LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES


        Compensatory loan increases                                               15,000            15,000                  135,000

CHANGES IN OPERATING ASSETS & LIABILITIES


        Increase / (decrease) in Accounts Payable                                   (424)           13,760                   43,089

        Increase / (decrease) in Accrued Expenses - Related Party                  2,917             1,563                   14,116

                                                                               --------------- ---------------- --------------------
        Total Cash Flow provided by / (used in) Operating Activities              (5,400)           (5,600)                 (28,417)

CASH FLOW FROM INVESTING ACTIVITIES

        Total Cash Flow provided by / (used in) Investing Activities                   -                -                         -

CASH FLOW FROM FINANCING ACTIVITIES


        Increase in Related Party Loan                                             5,400            5,600                    28,342
                                                                               --------------- ---------------- --------------------

        Total Cash Flow provided by / (used in)  Financing Activities              5,400            5,600                    28,342


INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $      0       $        0        $              (75)
                                                                               =============== ================ ====================

Cash and Cash Equivalents at the beginning of the period                       $      25       $       25       $               100
                                                                               =============== ================ ====================

Cash and Cash Equivalents at the end of the period                             $      25       $       25       $                25
                                                                               =============== ================ ====================
NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                                            $  15,000       $   15,000       $           135,000
                                                                               --------------- ---------------- --------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest                                                         $       -       $       -        $                 -
                                                                               =============== ================ ====================

Cash paid for income tax                                                       $       -       $       -        $                 -
                                                                               =============== ================ ====================

                See Accompanying Notes to Financial Statements.



                                                  GOLDEN DRAGON HOLDING CO.
                                                 A DEVELOPMENT STAGE COMPANY
                                       STATEMENTS OF MOVEMENT IN STOCKHOLDERS' DEFICIT
                                   FROM INCEPTION (JANUARY 1, 2011) THROUGH MARCH 31, 2013

                         Class A Common Stock Additional
                                                                             Paid - in        Accumulated
                                              Shares          Amount          Capital           Deficit             Total

                                                 #               $               $                 $                  $

Balance, January 1, 2011 - audited            2,384,407             239      16,874,642        (16,874,781)              100

Net Loss                                         -               -               -                 (99,661)          (99,661)

                                            ------------    ------------    ------------    ----------------    --------------
Balance, December 31, 2011 - audited          2,384,407             239      16,874,642        (16,974,442)          (99,561)

Net Loss                                         -               -               -                 (98,067)

                                            ------------    ------------    ------------    ----------------    --------------
Balance, December 31, 2012 - audited          2,384,407             239      16,874,642        (17,072,509)         (197,628)

Net loss                                         -               -               -                 (22,893)          (22,893)

                                            ------------    ------------    ------------    ----------------    --------------
Balance, March 31, 2012 - unaudited           2,384,407             239      16,874,642        (17,095,402)         (220,521)
                                            ============    ============    ============    ================    ==============
















                        See Accompanying Notes to Financial Statements.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)


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

We are a development stage enterprise in accordance with Accounting Codification Standard ("ACS") 915 "Development Stage Entities." We have been in the development stage since Inception (January 1, 2011).

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Form 10-K filed with the SEC.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)


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

Use of Estimates -- The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Property and Equipment -- We owned no property and equipment during the three months ended March 31, 2013 or 2012 and consequently we recorded no depreciation expense during the three months ended March 31, 2013 or 2012.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at March 31, 2013 or 2012.

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)


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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three months ended March 31, 2013 or 2012.

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

Our comprehensive loss was identical to our net loss for the three months ended March 31, 2013 and 2012.

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

Basic and diluted EPS were identical for the three months ended March 31, 2013 and 2012 as we had no stock options or warrants outstanding during those periods.

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)


No stock based compensation was issued or outstanding during the three months ending March 31, 2013 or 2012.

Business Segments -- We believe that our activities during the three months ended March 31, 2013 and 2012 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2013, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $220,546 and a stockholders' deficit of $220,521.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $220,521 and reported an accumulated deficit since Inception (January 1, 2011) of $220,621 as at March 31, 2013.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at March 31, 2013 and December 31, 2012, our sole asset was Cash and Cash Equivalents of $25.

4.       ACCOUNTS PAYABLE

As at March 31, 2013, the balance of accounts payable principally represents legal fees payable.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)

5.       ACCRUED EXPENSES

As at March 31, 2013, the balance of accrued expenses represents interest payable on our related party loan (See Note 6.).

6.        RELATED PARTY LOAN

As at March 31, 2013, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and at March 31, 2012, the principal balance owed was $163,343 with accrued interest of $14,116.

Interest is accrued on the loan at 8%.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at March 31, 2013.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at March 31, 2013, we owed Mr. Cutler, our sole officer, a director and majority shareholder, $177,459 including accrued interest of $14,116.

During the three months ended March 31, 2012, we accrued $15,000 remuneration payable to Mr. Cutler, one of our directors, our sole officer and controlling shareholder.

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

No shares of preferred stock were issued or outstanding during the three month periods ended March 31, 2013 and 2012.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)


Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three months ended March 31, 2013 or 2012.

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2013 or 2012.

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

No stock options were issued or outstanding during the three months ended March 31, 2013 or 2012.

10.      INCOME TAXES

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective March 31, 2013, we had NOLS of approximately $221,000, which expire in 2031 and 2033.

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through May 10, 2013. Other than those set out above, there have been no subsequent events after March 31, 2013 for which disclosure is required.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)


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

Liquidity and Capital Resources

At March 31, 2013, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $220,546 and a stockholders' deficit of $220,521.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $220,521 and reported an accumulated deficit since Inception (January 1, 2011) of $220,621 as at March 31, 2013.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenue

During the three months ended March 31, 2013 and 2012, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended March 31, 2013, we incurred $19,976 in general and administrative expenses compared to $34,361 in the three months ended March 31, 2012, a decrease of $14,385. The decrease was largely due to the fact that in the three months ended March 31, 2012 we incurred legal and accounting fees which we did not incur in the three months ended March 31, 2013.

Interest Expense

We recognized an interest expense of $2,917 during the three months ended March 31, 2013, compared to $1,562 during the three months ended March 31, 2012, an increase of $1,355. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods.

Profit / (Loss) before Income Tax

In the three months ended March 31, 2013, we recognized a loss before income tax of $22,893 compared to a loss before income tax of $35,923 in the three months ended March 31, 2012, an decrease of $13,030 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended March 31, 2013 or 2012 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended March 31, 2013, we recognized a net loss of $22,893 compared to net a loss of $35,923 in the three months ended March 31, 2012, a decrease of $13,030 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended March 31, 2013 and 2012.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

At March 31, 2013, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $220,546 and a stockholders' deficit of $220,521.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $220,521 and reported an accumulated deficit since Inception (January 1, 2011) of $220,621 as at March 31, 2013.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

There were no changes in our bank balance in the three months ended March 31, 2013 and 2012 as all our costs we paid for directly by Mr. Cutler, an officer, director and shareholder of the Company.

Net cash used in operations for the three months ended March 31, 2013 was $5,400 compared to $5,600 in the three months ended March 31, 2012, a decrease of $200.

In the three months ended March 31, 2013, our net losses were $22,893, which we partially offset by a $15,000 non-cash item relating to compensatory loan increases and by a net increase of $2,494 in our accounts payable and accrued expenses.

In the three months ended March 31, 2012, our net losses were $35,923, which we partially offset by a $15,000 non-cash item relating to compensatory loan increases and by a net increase of $15,324 in our accounts payable and accrued expenses.

No cash was provided by, or used in, investing activities during the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, the Company received $5,400 from its financing activities by way of loan from a related party which was broadly comparable to the $5.600 it received from its financing activities by way of loan from a related party in the three months ended March 31, 2012.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2013 or 2012 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three months ended March 31, 2013.

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

                                            GOLDEN DRAGON HOLDING CO.


Date: May 10, 2013                          By: /s/ DAVID J. CUTLER
                                                -----------------------------
                                                David J Cutler
                                                Chief Executive Officer, &
                                                Chief Financial Officer
                                                (Principal Accounting Officer)