Form 10-Q
period 2013-06-30
GOLDEN DRAGON HOLDING CO.
filed 2013-08-09
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                            GOLDEN DRAGON HOLDING CO.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      24-4635140
      (State of Incorporation)                         (IRS Employer ID Number

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2013, there were 2,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.


                            GOLDEN DRAGON HOLDING CO.
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                 Page
                                                                                               ----

Item 1.  Financial Statements (Unaudited)                                                        2

Balance Sheets As of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)                   2

Statements of Operations For the Three and Six Month Periods Ended June 30, 2013
and 2012 and the Period from Inception (January 1, 2011) Through June 30, 2013                   3

Statements of Cash Flows For the Six-Month Periods Ended June 30, 2013 and 2012 and
the Period from Inception (January 1, 2011) Through June 30, 2013                                4

Statement of Movement in Stockholders' Deficit From Inception (January 1, 2011)
Through June 30, 2013                                                                            5

Notes to Financial Statements                                                                    6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             21

Item 4. Controls and Procedures                                                                 21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                            22
Item 3.  Defaults Upon Senior Securities                                                        22
Item 4.  Mine Safety Disclosures                                                                22
Item 5.  Other Information                                                                      22
Item 6.  Exhibits                                                                               22

SIGNATURES                                                                                      23

PART I

ITEM 1. FINANCIAL STATEMENTS


                                    GOLDEN DRAGON HOLDING CO.
                                   A DEVELOPMENT STAGE COMPANY
                                         BALANCE SHEETS

                                                                                JUNE 30,          DECEMBER 31,
                                                                                 2013                 2012
                                                                          -------------------- --------------------
                                                                              (Unaudited)           (Audited)

                  ASSETS

CURRENT ASSETS
        Cash and Cash Equivalents                                           $             25     $             25

                                                                          -------------------- --------------------
            Total Current Assets                                                          25                   25

                                                                          -------------------- --------------------
        TOTAL ASSETS                                                        $             25     $             25
                                                                          ==================== ====================

                  LIABILITIES & STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
        Accounts Payable                                                    $         48,115     $         42,912
        Accrued Expenses - Related Party                                              17,627               11,798
        Related Party Loan                                                           178,902              142,943

                                                                          -------------------- --------------------
            Total Current Liabilities                                                244,644              197,653
                                                                          -------------------- --------------------

COMMITMENTS AND CONTINGENCIES (Note. 7)

STOCKHOLDERS' DEFICIT
        Preferred Stock; $0.0001 par value, 10,000,000 shares
        authorized, no shares issued and outstanding                                      -                    -

        Class A Common Stock; $0.0001 par value, 100,000,000, shares authorized as at June 30, 2013 and December 31, 2012, 2,384,407 shares issued and
        outstanding as at June 30, 2013 and December 31, 2012                            239                  239

        Additional Paid In Capital                                                16,874,642           16,874,642
        Accumulated Deficit (including $(244,719) and $ (197,728)
        respectively during the development stage)                               (17,119,500)         (17,072,509)

                                                                          -------------------- --------------------
            Total Stockholders' (Deficit)                                           (244,619)            (197,628)

                                                                          -------------------- --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                               $             25     $             25
                                                                          ==================== ====================


                         See Accompanying Notes to Financial Statements



                                                   GOLDEN DRAGON HOLDING CO.
                                                  A DEVELOPMENT STAGE COMPANY
                                                   STATEMENTS OF OPERATIONS
                                                          (Unaudited)
                                                                                                               FROM INCEPTION
                                                                                                               OF DEVELOPMENT
                                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS       STAGE (JAN. 1,
                                                               ENDED                        ENDED               2011) THROUGH
                                                             JUNE 30,                      JUNE 30,               JUNE 30,

                                                        2013            2012          2013          2012            2013
                                                   ---------------- ------------- ------------- ------------- ------------------

OPERATING EXPENSES
        General & Administrative Expenses           $    20,736     $     16,024   $    40,712   $    50,386   $        227,383

                                                   ---------------- ------------- ------------- ------------- ------------------
        Total Operating Expenses                         20,736           16,024        40,712        50,386            227,383

OPERATING LOSS                                          (20,736)         (16,024)      (40,712)      (50,386)          (227,383)

Interest and Other Income / (Expenses) Net               (3,361)          (1,954)       (6,279)       (3,515)           (17,336)
                                                   ---------------- ------------- ------------- ------------- ------------------
Loss before Income Taxes                                (24,097)         (17,978)      (46,991)      (53,901)          (244,719)

Provision for Income Taxes                                   -                -             -             -                  -
                                                   ---------------- ------------- ------------- ------------- ------------------


NET LOSS                                                (24,097)         (17,978)      (46,991)      (53,901)          (244,719)

Other Comprehensive Income / (loss), net of tax              -                -             -             -                  -

                                                   ---------------- ------------- ------------- ------------- ------------------
COMPREHENSIVE LOSS                                  $   (24,097)    $    (17,978)  $   (46,991)  $   (53,901)  $       (244,719)
                                                   ================ ============= ============= ============= ==================

NET LOSS PER COMMON SHARE

Basic & Diluted                                     $     (0.01)  $        (0.01)   $    (0.02)  $     (0.02)
                                                   ================ ============= ============= =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

        Basic & Diluted                               2,384,407        2,384,407     2,384,407     2,384,407
                                                   ================ ============= ============= =============


                         See Accompanying Notes to Financial Statements



                                 GOLDEN DRAGON HOLDING CO.
                                A DEVELOPMENT STAGE COMPANY
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                                                                 FROM
                                                                                             INCEPTION OF
                                                                                              DEVELOPMENT
                                                                                                 STAGE
                                                                                               (JAN. 1,
                                                                                                 2011)
                                                                FOR THE SIX MONTHS ENDED        THROUGH
                                                                        JUNE 30,               JUNE 30,
                                                                  2013            2012           2013
                                                              -------------- --------------- --------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                           $   (46,991)   $   (53,901)    $   (244,719)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

        Compensatory loan increases                                 30,000         30,000          150,000

CHANGES IN OPERATING ASSETS & LIABILITIES

        Increase / (decrease) in Accounts Payable                    5,203         13,596           48,715
        Increase / (decrease) in Accrued Expenses - Related
        Party                                                        5,829          3,515           17,028

                                                              -------------- --------------- --------------
        Total Cash Flow provided by / (used in) Operating
        Activities                                                  (5,958)        (6,790)         (28,975)

CASH FLOW FROM INVESTING ACTIVITIES                                 -              -               -

                                                              -------------- --------------- --------------
        Total Cash Flow provided by / (used in) Investing
        Activities                                                  -              -               -

CASH FLOW FROM FINANCING ACTIVITIES

        Increase in Related Party Loan                               5,958          6,790           28,900

                                                              -------------- --------------- --------------
        Total Cash Flow provided by / (used in)  Financing
        Activities                                                   5,958          6,790           28,900

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS               $        -     $        -      $        (75)
                                                              ============== =============== ==============

Cash and Cash Equivalents at the beginning of the period       $        25    $        25     $        100
                                                              ============== =============== ==============
Cash and Cash Equivalents at the end of the period             $        25    $        25     $         25
                                                              ============== =============== ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                            $    30,000    $    30,000     $    150,000
                                                              -------------- --------------- --------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                         $        -     $        -      $         -
                                                              ============== =============== ==============
Cash paid for income tax                                       $        -     $        -      $         -
                                                              ============== =============== ==============


                         See Accompanying Notes to Financial Statements



                                    GOLDEN DRAGON HOLDING CO.
                                   A DEVELOPMENT STAGE COMPANY
                         STATEMENTS OF MOVEMENT IN STOCKHOLDERS' DEFICIT
                     FROM INCEPTION (JANUARY 1, 2011) THROUGH JUNE 30, 2013

                                                                   Additional
                                                                   Paid - in      Accumulated
                                         Class A Common Stock       Capital         Deficit           Total

                                          Shares      Amount
                                            #            $             $               $                $
                                        ----------- ------------ --------------- --------------- ----------------

Balance, January 1, 2011 - audited       2,384,407          239      16,874,642     (16,874,781)            100
Net Loss                                         -            -               -         (99,661)        (99,661)

                                        ----------- ------------ --------------- --------------- ----------------
Balance, December 31, 2011 - audited     2,384,407          239      16,874,642     (16,974,442)        (99,561)
Net Loss                                         -            -               -         (98,067)        (98,067)

                                        ----------- ------------ --------------- --------------- ----------------
Balance, December 31, 2012 - audited     2,384,407          239      16,874,642     (17,072,509)       (197,628)
Net Loss                                         -            -               -         (46,991)        (46,991)

                                        ----------- ------------ --------------- --------------- ----------------
Balance, June 30, 2013 - unaudited       2,384,407          239      16,874,642     (17,119,500)       (244,619)
                                        =========== ============ =============== =============== ================

















                         See Accompanying Notes to Financial Statements

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)

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

We are a development stage enterprise in accordance with Accounting Codification Standard ("ACS") 915 "Development Stage Entities". We have been in the development stage since Inception (January 1, 2011).

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Form 10-K filed with the SEC.

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

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)

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

Property and Equipment -- We owned no property and equipment during the three and six month periods ended June 30, 2013 or 2012 and consequently we recorded no depreciation expense during the three and six month periods ended June 30, 2013 or 2012.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at June 30, 2013 or 2012.

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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three and six month periods ended June 30, 2013 or 2012.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)


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

Our comprehensive loss was identical to our net loss for the three and six month periods ended June 30, 2013 and 2012.

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

Basic and diluted EPS were identical for the three and six month periods ended June 2013 and 2012 as we had no stock options or warrants outstanding during those periods.

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

No stock based compensation was issued or outstanding during the three and six month periods ending June 30, 2013 or 2012.

Business Segments -- We believe that our activities during the three and six month periods ended June 30, 2013 and 2012 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2013, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $244,644 and a stockholders' deficit of $244,619.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $244,619 and reported an accumulated deficit since Inception (January 1, 2011) of $244,719 as at June 30, 2013.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at June 30, 2013 and December 31, 2012, our sole asset was Cash and Cash Equivalents of $25.

4.       ACCOUNTS PAYABLE

As at June 30, 2013, the balance of accounts payable principally represents legal fees payable.

5.       ACCRUED EXPENSES

As at June 30, 2013, the balance of accrued expenses principally represents interest payable on our related party loan (See Note 6.).

6.        RELATED PARTY LOAN

As at June 30, 2013, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and at June 30, 2013, the principal balance owed was $178,902 with accrued interest of $17,477.

Interest is accrued on the loan at 8%.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)


7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at June 30, 2013.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at June 30, 2013, we owed Mr. Cutler, our sole officer, a director and majority shareholder, $178,902 and accrued interest of $17,477.

During the three and six months ended June 30, 2013, we accrued respectively $15,000 (2012 - $15,000) and $30,000 (2012 - $30,000) remuneration payable to
Mr. Cutler, one of our directors, our sole officer and controlling shareholder.

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

No shares of preferred stock were issued or outstanding during the three and six month periods ended June 30, 2013 and 2012.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three and six month periods ended June 30, 2013 or 2012.

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2013
                                   (UNAUDITED)

9.       STOCKHOLDERS' DEFICIT CONT:

Warrants

No warrants were issued or outstanding during the three and six month periods ended June 30, 2013 or 2012.

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

No stock options were issued or outstanding during the three and month periods ended June 30, 2013 or 2012.

10.      INCOME TAXES

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective June 30, 2013, we had NOLS of approximately $245,000, which expire in 2031 through 2033.

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through August 9, 2013. Other than those set out above, there have been no subsequent events after June 30, 2013 for which disclosure is required.

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

Liquidity and Capital Resources

At March 31, 2013, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $244,644 and a stockholders' deficit of $244,619.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $244,619 and reported an accumulated deficit since Inception (January 1, 2011) of $244,719 as at June 30, 2013.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2013  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2012

Revenue

During the three months ended June 30, 2013 and 2012, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended June 30, 2013, we incurred $20,736 in general and administrative expenses compared to $16,024 in the three months ended June 30, 2012, an increase of $4,712. The increase was largely due to the fact that in the three months ended June 30, 2013 we incurred legal fees which we did not incur in the three months ended June 30, 2012.

Interest Expense

We recognized an interest expense of $3,361 during the three months ended June 30, 2013, compared to $1,954 during the three months ended June 30, 2012, an increase of $1,407. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods .

Profit / (Loss) before Income Tax

In the three months ended June 30, 2013, we recognized a loss before income tax of $24,097 compared to a loss before income tax of $17,978 in the three months ended June 30, 2012, an increase of $6,118 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended June 30, 2013 or 2012 as we generated tax losses in both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended June 30, 2013, we recognized a net loss of $24,097 compared to net a loss of $17,978 in the three months ended June 30, 2012, an increase of $6,118 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended June 30, 2013 and 2012.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Revenue

During the six months ended June 30, 2013 and 2012, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the six months ended June 30, 2013, we incurred $40,712 in general and administrative expenses, compared with the $50,386 of general and administrative expenses incurred in the six months ended June 30, 2012, a decrease of $9,674. The decrease was largely due to the fact that in the six months ended June 30, 2012 we incurred legal fees which we did not incur in the six months ended June 30, 2013.

Interest Expense

We recognized an interest expense of $6,279 during the six months ended June 30, 2013, compared to $3,515 during the six months ended June 30, 2012, an increase of $2,764. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods .

Profit / (Loss) before Income Tax

In the six months ended June 30, 2032, we recognized a loss before income tax of $46,991 compared to a loss before income tax of $53,901 in the six months ended June 30, 2012, a decrease of $6,910 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the six months ended June 30, 2013 or 2012 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the six months ended June 30, 2013, we recognized a net loss of $46,991 compared to net a loss of $53,901 in the six months ended June 30, 2012, a decrease of $6,910 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the six months ended June 30, 2013 and 2012.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

At June 30, 2013, we had cash of $25, no other assets, no operating business or other source of income, outstanding liabilities totaling $244,644 and a stockholders' deficit of $244,619.

In our financial statements for the fiscal years ended December 31, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $244,619 and reported an accumulated deficit since Inception (January 1, 2011) of $244,719 as at June 30, 2013.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed

There were no changes in our bank balance in the six months ended June 30, 2013 and 2012 as all our costs we paid for directly by Mr. Cutler, an officer, director and shareholder of the Company.

Net cash used in operations for the six months ended June 30, 2013 was $5,958 compared to $6,790 in the six months ended June 30, 2012, a decrease of $832.

In the six months ended June 30, 2013, our net losses were $46,991, which we partially offset by a $30,000 non-cash item relating to compensatory loan increases and by a net increase of $11,032 in our accounts payable and accrued expenses.

In the six months ended June 30, 2012, our net losses were $53,901, which we partially offset by a $30,000 non-cash item relating to compensatory loan increases and by a net increase of $17,111 in our accounts payable and accrued expenses.

No cash was provided by, or used in, investing activities during the six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, the Company received $5,958 from its financing activities by way of loan from a related party compared to $6,790 it received from its financing activities by way of loan from a related party in the six months ended June, 2012, a decrease of $832. This decrease reflected the reduced funding to meet the Company's reduced expenditure on operating activities.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three and six month periods ended June 30, 2013 or 2012 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three and six month periods ended June 30, 2013.

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

                                             GOLDEN DRAGON HOLDING CO.


Date: August 9, 2013                         By: /s/ DAVID J. CUTLER
                                                -----------------------------
                                                David J Cutler
                                                Chief Executive Officer, &
                                                Chief Financial Officer
                                                (Principal Accounting Officer)