Form 10-K
period 2013-12-31
GOLDEN DRAGON HOLDING CO.
filed 2014-02-06
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
                                       OR

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

                                 (303) 704-4623
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer  |_|    Accelerated filer  |_|
Non-accelerated filer  |_|    Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The aggregate market value of the of the outstanding shares of common stock held by non-affiliates of the Registrant (898,594) as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $89,859 based upon the last reported sales price on the OTCBB for such date ($0.10).

The number of shares of the Registrant's common stock issued and outstanding, as of January 29, 2014 was 2,384,407.

                            GOLDEN DRAGON HOLDING CO.
                         2013 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

    ITEM                                 DESCRIPTION                                  PAGE
-------------------------------------------------------------------------------------------

                                          Part I.

Item 1.       Business                                                                     3

Item 1A.      Risk Factors                                                                 6

Item 1B.      Unresolved Staff Comments                                                   10

Item 2.       Description of Properties                                                   10

Item 3        Legal Proceedings                                                           10

Item 4.       Mine Safety Disclosures                                                     10

                                          Part II.

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters,         11
              and Issuer Purchases of Equity Securities

Item 6.       Selected Financial Data                                                     12

Item 7.       Management's Discussion and Analysis of Financial Condition and             12
              Results of Operation

Item7A        Quantative and Qualitative Disclosures About Market Risk                    16

Item 8.       Financial Statements and Supplementary Data                                 16

Item 9        Changes in and Disagreements With Accountants on Accounting and             16
              Financial Disclosure

Item 9A.      Controls and Procedures                                                     17

Item 9B.      Other Information                                                           18

                                         Part III.

Item 10.      Directors, Executive Officers and Corporate Governance                      19

Item 11.      Executive Compensation                                                      20

Item 12.      Security Ownership of Certain Beneficial Owners and Management and          21
              Related Stockholder Matters

Item 13.      Certain Relationships and Related Transactions and Director                 22

Item 14.      Principal Accountant Fees and Services                                      22

                                          Part IV.

Item 15.      Exhibits and Financial Statement Schedules                                  22

              SIGNATURES                                                                  36

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

                                     PART I

ITEM 1. BUSINESS

Summary

Golden Dragon Holding Co. ("the Company," "we" or "us") is a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

EMPLOYEES

As of December 31, 2013, Mr. Cutler serves as our Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with Mr. Cutler. We have no other employees.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

As of December 31, 2013, we had an accumulated deficit of $17,166,915 and a stockholders' deficit of $292,034.

Future losses are likely to occur as and until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2013 and 2012, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

                                                       High              Low


         Year Ended December 31, 2013:
                  First quarter                         $0.15             $0.12
                  Second quarter                         0.23              0.10
                  Third quarter                          0.14              0.10
                  Fourth quarter                         0.12              0.10


                                                       High              Low
         Year Ended December 31, 2012:
                  First quarter                        $0.265             $0.15
                  Second quarter                         0.30              0.265
                  Third quarter                          0.30              0.12
                  Fourth quarter                         0.145             0.10

Record Holders.

There were 104 holders of record as of January 13, 2014. However, we believe the number of beneficial holders of our shares of common stock to be approximately
430. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., PO Box 191767 Atlanta, Georgia 31119. The telephone number is 303-460-1149.

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

Recent Sales of Unregistered Securities

We sold no shares of common stock during the years ended December 31, 2013 and 2012.

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

OVERVIEW

Summary

Golden Dragon Holding Co. ("the Company," "we" or "us") is a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

Liquidity and Capital Resources

As at December 31, 2013, we had no assets, no operating business or other source of income, outstanding liabilities of $292,034 and a stockholders' deficit of $292,034.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $292,034 and reported an accumulated deficit of $17,166,915 as at December 31, 2013.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2012

Revenue

During the years ended December 31, 2013 and 2012, we did not recognize any revenues from its activities. We do not anticipate recognizing revenues in the near future, given that our operational activities are purely administrative in nature.

General and Administrative Expenses

During the year ended December 31, 2013, we incurred $80,311 in general and administrative expenses, compared to $89,568 we incurred in general and administrative expenses in the year ended December 31, 2012, a decrease of $9,257. General and administrative expenses consist mainly of legal and accounting expenses incurred in maintaining our public reporting status and the decrease from 2012 to 2013 related primarily to a decrease in legal fees incurred between the two periods.

Operating Income (Loss)

In the year ended December 31, 2013, we recognized operating loss of $80,311 compared to an operating expense of $89,568 in the year ended December 31, 2012, a variance of $9,257 due to the factors as discussed above.

Interest and Other Income / (Expenses) Net

In the year ended December 31, 2013, we incurred net interest expense of $14,095 in interest and other income / (expenses) net compared to $8,499 in the year ended December 31, 2012, a increase of $5,596. The interest expense represented accrued interest at 8% on the loan made to us by Mr. Cutler, an officer and director, in respect of expenses incurred settling certain of our outstanding liabilities and bringing our books and records up to date which he paid directly on our behalf. The increase in interest expense in the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflected the increase in the principal balance of the loan provided to us by Mr. Cutler between the two periods.

(Loss) Profit before Income Tax

In the year ended December 31, 2013, we recognized a loss before income taxes of $94,406 compared to loss before taxes of $98,067 in the year ended December 31, 2012, a decrease of $3,661, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either the year ended December 31, 2013 or 2012 as we incurred taxable losses in both periods.

Net (Loss) Income

In the year ended December 31, 2013, we realized a net loss of $94,406 compared to a net loss of $98,067 in the year ended December 31, 2012, a decrease of $3,661, due to the factors set out above.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED DECEMBER 31, 2013 AND 2012

As at December 31, 2013, we had no assets, no operating business or other source of income, outstanding liabilities of $292,034 and a stockholders' deficit of $292,034.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $292,034 and reported an accumulated deficit of $17,166,915 as at December 31, 2013.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

During the fiscal year ended December 31, 2013, we used cash of $11,017 in our operating activities compared to $10,913 cash we used in operating activities during the fiscal year ended December 31, 2012, a decrease of $104. During the twelve months ended December 31, 2013 we incurred net losses of $94,406 which, after adjustment for $60,000 in non cash compensatory loan increases, were partially offset by a positive movement in operating liabilities of $23,389. During the twelve months ended December 31, 2012 we incurred net losses of $98,067 which, after adjustment for $60,000 in non cash compensatory loan increases, were partially offset by a positive movement in operating liabilities of $27,154

No cash was provided by, or used in, investing activities during the fiscal years ended December 31, 2013 or 2012

During the fiscal year ended December 31, 2013, we received $10,992 from financing activities, compared to $10,913 in the year ended December 31, 2012, an increase of $79. This increase represented the increased level of funding required to be provided to us by Mr. Cutler, our sole officer and a director.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 30, 2013, we informed by Ronald Chadwick, P.C. ("Ronald Chadwick") that it was terminating its services as our independent registered public accounting firm.

Ronald Chadwick was the independent registered public accounting firm for the Registrant from January 1, 2011 until November 30, 2013. Ronald Chadwick's reports on the Registrant's financial statements for the twelve month periods ended December 31, 2012 and 2011 and the period from Inception (January 1, 2011) to December 31, 2012did not (a) contain an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ronald Chadwick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for the twelve month periods ended December 31, 2012 and 2011, the period from Inception (January 1, 2011) to December 31, 2012 and the subsequent interim periods preceding November 30, 2013. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the twelve month periods ended December 31, 2012 and 2011, the period from Inception (January 1, 2011) to December 31, 2012 and the subsequent interim periods preceding November 30, 2013 in which Ronald Chadwick served as the Registrant's principal independent accountants.

However, the report of Ronald Chadwick dated March 19, 2013 on our financial statements for the twelve month periods ended December 31, 2012 and 2011, and for the period from Inception (January 1, 2011) to December 31, 2012 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

On January 20, 2014, we retained KLJ & Associates, LLP ("KLJ") as our independent registered public accounting firm.

We have had no disagreements with either Chadwick or KLJ with respect to any accounting or financial disclosure issues.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of Mr. Cutler, our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.   OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective December 31, 2013, our directors and officers were:

                    NAME           AGE                  POSITION
        ------------------------ ------- ---------------------------------------

        David J. Cutler            58    President,  Chief  Executive  Officer,
                                         Chief Financial Officer and Director

        Redgie Green               59    Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Cutler became our director and officer in March 2006. Mr. Cutler is the Principal of Cutler & Co., LLC, a PCAOB registered US auditing company. Mr. Cutler has been the Chief Financial Officer of US Precious Metals, Inc., a publicly quoted mineral exploration company with interests in Mexico, since December 2011 and a director and Chief Financial Officer of Discovery Gold Corporation, a publicly quoted mineral exploration company with interests in Ghana, since August 2012. Mr. Cutler is the sole officer and a director of the following publicly quoted shell companies: Southwestern Water Exploration Co., since March 2011, Torrent Energy Corporation, since October 2011, Quantech Electronics Corp since May 2012 and Capital Resource Alliance, Inc., since September 2012. Mr. Cutler was the sole officer and a director of Aspeon, Inc. (nka Aspi, Inc.), a publicly listed shell company, from April 2005 until October 2009, US Holdings, Inc. (formerly USN Corporation), from July 2011 to July 2013 and a director and officer of Atomic Paintball, Inc., a development stage owner and operator of paintball parks, from August 2006 until December 2009. Atomic Paintball, Inc. filed for Chapter 7 in 2009. Mr. Cutler has a Masters degree from St. Catherine College in Cambridge, United Kingdom and qualified as a British Chartered Accountant and Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, Mr. Cutler has qualified as a Certified Public Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Redgie Green - Director. Mr. Green became a director in March 2006. Mr. Green has served as the Chief Executive Officer and a Director of Legacy Technology Holdings, Inc. since October 2010 and as a Director of Momentum BioFuels, Inc. since May 2012. Mr. Green served as the Chief Executive Officer of Sun River Energy, Inc. from January 2009 through August 3, 2010. From January 2009 through October 2009, he served as the President of Sun River Energy, Inc. He has served as a director of Sun River Energy, Inc. from 1998 through October 2010. He served as a director of ASPI, Inc. from 2006 through the fall of 2009 and was appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2013, 2012 and 2011 (the "Named Executive Officers"):


                              SUMMARY EXECUTIVE COMPENSATION TABLE

                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation    All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation   Total
Name & Position      Year       ($)     ($)      ($)    ($)          ($)           ($)           ($)         ($)
-------------------- -------- -------- ------- -------- -------- ------------ -------------- ------------- --------

David J. Cutler,     2013     60,000     0        0        0          0             0             0        60,000
President, CEO,      2012     60,000     0        0        0          0             0             0        60,000
CFO and Director     2011     60,000     0        0        0          0             0             0        60,000


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the year ended December 31, 2013:


                                 Fees
                                 Earned                                 Non-Equity      Nonqualified
                                 Or          Stock      Options     Incentive Plan      Deferred         All Other
                                 Paid-in     Awards      Awards      Compensation     Compensation      Compensation      Total
                                    Cash        ($)        ($)           ($)               ($)              ($)            ($)
             Name                   ($)
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2013 by:

     o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

     o    each of our named executive officers and directors, and

     o    all executive officers and directors as a group.


                                                                NUMBER OF  PERCENT OF
             NAME AND ADDRESS OF BENEFICIAL OWNER               SHARES     OUTSTANDING (2)
    -----------------------------------------------------   -------------  ------------
    David J. Cutler, CEO, CFO and Director (1)                1,521,120        63.8%

    Redgie Green, Director(1)                                    25,000         1.0%
                                                             ------------   ------------
    All executive officers and directors as a group (2        1,546,120        64.8$
    individuals)                                             ============   =============


     (1)  c/o 12191 West 64th Avenue, Suite 205B, Arvada, Colorado 80004.
     (2) Based upon 2,384,407 shares of the Company's common stock issued and outstanding on December 31, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at December 31, 2013, we had an outstanding loan with Mr. Cutler of $213,934 (2012- $142,943) and accrued interest outstanding of $25,294 (2012 - $11,199).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $3,250 in audit fees with our auditor, Ronald Chadwick, PC, in the year ended December 31, 2013 (2012 - $3,250).

Tax Fees

We did not incur any tax fees with our auditor, Ronald Chadwick, PC, in the years ended December 31, 2013 or 2012.

All Other Fees

During the twelve months ended December 31, 2013, we incurred $4,500 (2012 - $4,500) with our auditor, Ronald Chadwick, PC, in other fees in respect the review of our quarterly financial statements.

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




                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K in accordance with Item 601 of Regulation S-K:


   EXHIBIT         DESCRIPTION AND METHOD OF FILING
    NUMBER
--------------- ----------------------------------------------------------------

2.1             Agreement and Plan of Merger (1)

2.2             Agreement and Plan of Merger and Reorganization Into Holding
                Company (2)

3(i).1          Articles of Incorporation of Golden Dragon Holding Co.(*)

3(ii).1         Bylaws of Golden Dragon Holding Co.(*)

31.1            Certification of Chief Executive & Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act*

32.1 Certification of Principal Executive & Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS         XBRL Instance Document (3)

101.SCH         XBRL Taxonomy Extension Schema Document (3)

101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF         XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB         XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document (3)
---------------

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............       25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............       26

BALANCE SHEETS

 As of December 31, 2013 and 2012.....................................       26

STATEMENTS OF OPERATIONS

 For the Years Ended December 313, 2013 and 2012 and the Period from
 Inception (January 1, 2011) Through Deceber 31, 2013.................       27

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 For the Period from Inception (January 1, 2011) Through December 31, 2013   28

 STATEMENTS OF CASH FLOWS

 For the Years Ended December 313, 2013 and 2012 and the Period from
 Inception (January 1, 2011) Through Deceber 31, 2013.................       29


NOTES TO FINANCIAL STATEMENTS..............................................  30

KLJ & Associates, LLP
Certified Public Accountants



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders Golden Dragon Holding Co.

We have audited the accompanying balance sheets of Golden Dragon Holding Co. (a development stage company) (the "Company") as of December 31, 2013 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Golden Dragon Holding Co.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Golden Dragon Holding Co. for the cumulative period from January 1, 2011 through December 31, 2012 were audited by other auditors whose report dated March 19, 2013, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from January 1, 2011 through December 31, 2012, is based solely on the report of other auditors.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Dragon Holding Co. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the cumulative period January 1, 2011(Inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2013 and for the cumulative period January 1, 2011 through December 31, 2013. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
January 29, 2014

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Golden Dragon Holding Co.
Denver, Colorado

I have audited the accompanying balance sheet of Golden Dragon Holding Co. (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and for the period from January 1, 2011 (inception of the development stage) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Dragon Holding Co. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, and for the period from January 1, 2011 (inception of the development stage) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                    /s/ Ronald R. Chadwick, P.C.
March 19, 2013                                          RONALD R. CHADWICK, P.C.



                                             GOLDEN DRAGON HOLDING CO.
                                            A DEVELOPMENT STAGE COMPANY
                                                  BALANCE SHEETS
                                                                                           DECEMBER 31,
                                    ASSETS                                            2013              2012
                                                                                ----------------- ------------------

CURRENT ASSETS

       Cash and Cash Equivalents                                                  $            -    $           25

                                                                                ----------------- ------------------

                  Total Current Assets                                                         -                25

                                                                                ----------------- ------------------
       TOTAL ASSETS                                                               $            -    $           25
                                                                                ================= ==================

                     LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

       Accounts Payable                                                           $       52,206    $       43,511
       Accrued Expenses - Related Party                                                   25,894            11,199
       Related Party Loan                                                                213,934           142,943

                                                                                ----------------- ------------------
                  Total Current Liabilities                                              292,034           197,963

COMMITMENTS AND CONTINGENCIES (Note. 7)

STOCKHOLDERS' DEFICIT

      Preferred Stock; $0.0001 par value, 10,000,000 shares authorized
      no shares issued and outstanding                                                         -                 -
      Class A Common Stock; $0.0001 par value, 100,000,000,
      shares authorized, 2,384,407 and 2,384,407 shares issued and
      outstanding respectively                                                               239               239
      Additional Paid In Capital                                                      16,874,642        16,874,642
      Accumulated Deficit (including $(292,134) during the development
      stage)                                                                         (17,166,915)      (17,072,509)
                                                                                ----------------- ------------------
                  Total Stockholders' Deficit                                           (292,034)         (197,628)

                                                                                ----------------- ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $            -    $           25
                                                                                ================= ==================



                 See Accompanying Notes to Financial Statements.


                                       GOLDEN DRAGON HOLDING CO.
                                      A DEVELOPMENT STAGE COMPANY
                                        STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------
                                                                                      FROM INCEPTION OF
                                                                                         DEVELOPMENT
                                                                                            STAGE
                                                                FOR THE YEARS         (JANUARY 1, 2011)
                                                                    ENDED                  THROUGH
                                                                 DECEMBER 31,            DECEMBER 31,
                                                              2013          2012             2013
                                                          ------------- ------------- -------------------

OPERATING (INCOME) / EXPENSES

       General & Administrative Expenses                        80,311        89,568           266,981

                                                          ------------- ------------- -------------------
       Total Operating (Income) / Expenses                      80,311        89,568           266,981

                                                          ------------- ------------- -------------------
OPERATING INCOME (LOSS)                                        (80,311)       (89568)         (266,981)

Interest and Other Income / (Expenses) Net                     (14,095)       (8,499)          (25,153)

                                                          ------------- ------------- -------------------
Income / (Loss) before Income Taxes                            (94,406)      (98,067)         (292,134)

Provision for Income Taxes                                          -             -                 -

                                                          ------------- ------------- -------------------
NET INCOME (LOSS)                                          $   (94,406)  $   (98,067)   $     (292,134)
                                                          ============= ============= ===================

NET INCOME (LOSS) PER COMMON SHARE

       Basic & Diluted                                     $     (0.04) $      (0.04)
                                                          ============= =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

       Basic & Diluted                                       2,384,407     2,384,407
                                                          ============= =============


                 See Accompanying Notes to Financial Statements.


                                             GOLDEN DRAGON HOLDING CO.
                                            A DEVELOPMENT STAGE COMPANY
                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                               FROM INCEPTION (JANUARY 1, 2011) TO DECEMBER 31, 2013
--------------------------------------------------------------------------------------------------------------------
                                                                    Additional
                                                                     Paid - in       Accumulated
                                                                      Capital          Deficit          Total
                                      Class A Common Stock               $                $               $
                                     Shares          Amount
                                       #                $
                                ------------------------------------------------------------------------------------

Balance, January 1, 2011              2,384,407              239      16,874,642       (16,874,781)            100

Net Loss                                      -  -             - -             -           (99,661)        (99,661)

                                ------------------------------------------------------------------------------------
Balance, December 31, 2011            2,384,407              239      16,874,642       (16,974,442)        (99,561)

Net Loss                                      -  -             - -             -           (98,067)        (98,067)

                                ------------------------------------------------------------------------------------
Balance, December 31, 2012            2,384,407              239      16,874,642       (17,072,509)       (197,628)

Net Loss                                      -                -               -           (94,406)        (94,406)

                                ------------------------------------------------------------------------------------
Balance, December 31, 2013            2,384,407              239      16,874,642       (17,166,915)       (292,034)
                                ====================================================================================



















                 See Accompanying Notes to Financial Statements.


                                            GOLDEN DRAGON HOLDING CO.
                                           A DEVELOPMENT STAGE COMPANY
                                             STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                                   FROM INCEPTION
                                                                                                   OF DEVELOPMENT
                                                                                                       STAGE
                                                                                                    (JANUARY 1,
                                                                                                       2011)
                                                                                                      THROUGH
                                                                        FOR THE YEARS ENDED         DECEMBER 31,
                                                                           DECEMBER 31,                 2013
                                                                       2013            2012
                                                                  -------------------------------------------------

CASH FLOW PROVIDED BY  (USED IN) OPERATING ACTIVITIES

NET INCOME (LOSS)                                                   $    (94,406)   $    (98,067)   $    (292,134)

ADJUSTMENTS TO RECONCILE NET INCOME/ (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES

      Compensatory loan increases                                         60,000          60,000          180,000

CHANGES IN OPERATING ASSETS & LIABILITIES

      Increase (Decrease) in Accounts Payable                              8,694          18,655           52,206
      Increase (Decrease) in Accrued Expenses - Related Party             14,695           8,499           25,894

                                                                  -------------------------------------------------

      Total Cash Flow used in Operating Activities                       (11,017)        (10,913)         (34,034)

CASH FLOW PROVIDED BY  (USED IN) INVESTING ACTIVITIES                         -               -                 -

CASH FLOW PROVIDED BY  (USED IN) FINANCING ACTIVITIES

      Funds from Related Party Loans                                      10,992          10,913           33,934

                                                                  -------------------------------------------------
      Total Cash Flow provided by / (used in)  Financing
      Activities                                                          10,992          10,913           33,934

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                  $        (25)   $          -    $        (100)

Cash and Cash Equivalents at the beginning of the period            $         25    $         25    $         100

                                                                  -------------------------------------------------
Cash and Cash Equivalents at the end of the period                  $         -     $         25    $           -
                                                                  =================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                                 $     60,000    $     60,000    $     180,000
                                                                  -------------------------------------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                              $         -     $         -     $           -
                                                                  -------------------------------------------------
Cash paid for income tax                                            $         -     $         -     $           -
                                                                  -------------------------------------------------


                 See Accompanying Notes to Financial Statements.

                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2013

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Golden Dragon Holding Co. ("the Company," "we" or "us") is a publicly quoted shell company seeking to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

Property and Equipment- We sold all of our fixed assets effective February 16, 2001 for the benefit of our creditors as part of our Chapter 11 reorganization. Accordingly, we had no property and equipment as of December 31, 2013 and 2012 and we recorded no depreciation expense in the years ended December 31, 2013 and 2012.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at December 31, 2013 and 2012.

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

Advertising cost -- Advertising costs were expensed as incurred. No advertising costs were incurred in the years ended December 31, 2013 and 2012.

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

Our comprehensive income / (loss) for the years ended December 31, 2013 and 2012 was identical to our net income / (loss) for the years ended December 31, 2013 and 2012.

Income (Loss) Per Share --. Income (loss) per share is presented in accordance with Accounting Standards Update ("ASU"), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share ("EPS") on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Basic and diluted EPS were identical for the years ended December 31, 2013 and 2012 as we had no warrants or stock options outstanding during these years.

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

2. GOING CONCERN AND LIQUIDITY

As at December 31, 2013, we had no assets, no operating business or other source of income, outstanding liabilities of $292,034 and a stockholders' deficit of $292,034.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a working capital deficit of $292,034 and reported an accumulated deficit of $17,166,915 as at December 31, 2013.

It is our current intention to seek raise debt and, or, equity financing to fund ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that these events will be satisfactorily completed.

3. ASSETS

As at December 31, 2013, we had no assets (2012- $25).

4. ACCOUNTS PAYABLE

Effective December 31, 2013, the outstanding balance of accounts payable represents our balances due in respect of professional fees to our attorney and auditors.

5. ACCRUED EXPENSES - RELATED PARTY

As at December 31, 2013, we had accrued interest of $25,294 (2012 - $11,199) payable to Mr. Cutler, an officer, director and shareholder of ours.

6. RELATED PARTY LOANS

As at December 31, 2013, we had an outstanding loan with Mr. Cutler, an officer, director and shareholder of ours, of $213,934 (2011- $142,943).

The loan is repayable on demand and carries interest at 8%.

7. COMMITMENTS AND CONTINGENCIES

We were not subject to any contractual obligations and commercial commitments as at December 31, 2013 (2012 - $0).

No legal proceedings are currently pending or threatened to the best of our knowledge.

8. RELATED PARTY TRANSACTIONS

As at December 31, 2013, we had an outstanding loan with Mr. Cutler, our principal shareholder, director and sole officer, of $213,934 (2012- $142,943) and accrued interest outstanding of $25,294 (2012 - $11,199).

9.   STOCKHOLDERS' (DEFICIT)

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

No shares of preferred stock were issued or outstanding during the financial years ended December 31, 2013 and 2012.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

No shares of common stock were issued during the twelve months ending December 31, 2013 or 2012.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2013 and 2012.

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

No stock options were issued or outstanding during the years ended December 31, 2013 and 2012.

10. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have experienced losses since Inception (January 1, 2011). When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. We provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2013 and 2012 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain ta position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

                                                            2013          2012

Income tax provision at the federal statutory rate          39%            39%
Effect of operating losses                                 (39%)          (39%)

                                                            - %            -%
                                                         ========      =========

Changes in the net deferred tax assets consist of the following:

                                                       2013            2012

Net operating loss carry forward                     $ 94,406        $ 98,067
Valuation allowance                                   (94,406)        (98,067)

Net deferred tax asset                               $ -             $ -
                                                   ============== ==============

A reconciliation of income taxes computed at the statutory rate is as follows:

                                                         2013           2012

Tax at statutory rate (39%)                            $ 38,246       $ 36,818
Increase in valuation allowance                         (38,246)       (36,818)

Net deferred tax asset                                   $ -             $ -
                                                   =============== =============

The net federal operating loss carryforward will expire between 2031 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

11. SEGMENT INFORMATION

We consider our ongoing business activities to constitute a single segment.

12. SUBSEQUENT EVENTS

On January 20, 2014, we retained KLJ & Associates, LLP as our independent registered public accounting firm.

We have evaluated subsequent events through January 29, 2014. There have been no subsequent events after December 31, 2013, other than as disclosed above, for which disclosure is required.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GOLDEN DRAGON HOLDING CO.


Date: February 5, 2014                        By: /s/ David J. Cutler
                                                  ------------------------------
                                                  David J. Cutler
                                                  Chief Executive Officer, &
                                                  Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                      DATE
--------------------------- ---------------------------- -----------------------


/s/ David J. Cutler         Chief Financial Officer          February 5, 2014
--------------------------  & Chief Financial Officer
David J. Cutler             (Principal Financial and
                            Accounting Officer)

/s/ Redgie Green            Director                         February 5, 2014
--------------------------
Redgie Green