Form 10-Q
period 2014-03-31
GOLDEN DRAGON HOLDING CO.
filed 2014-05-19
CIK 1081938

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

           12191 West 64th Avenue, Suite 205B, Arvada, Colorado 80004
                    (Address of principal executive offices)

                                  303-968-3281
                         (Registrant's Telephone number)

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2014, there were 11,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                            GOLDEN DRAGON HOLDING CO.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets

As of March 31, 2014 (Unaudited) and December 31, 2013                      1


Condensed Statements of Operations
For the three Month Periods Ended March 31, 2014 and 2013 and
the Period from Inception (January 1, 2011) Through March 31, 2014          2

Condensed Statements of Cash Flows
For the three Month Periods Ended March 31, 2014 and 2013 and
the Period from Inception (January 1, 2011) Through March 31, 2014          3

Condensed Statement of Stockholders' Deficit
For the period from Inception (January 1, 2011) Through March 31, 2014      4

Notes to Unaudited Condensed  Financial Statements                          5



Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         12



Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

Item 4. Controls and Procedures                                            19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       20

Item 3.  Defaults upon Senior Securities                                   20
Item 4.  Mine Safety Disclosures                                           20
Item 5.  Other Information                                                 20


SIGNATURES                                                                 20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                                                    GOLDEN DRAGON HOLDING CO.
                                                   A DEVELOPMENT STAGE COMPANY
                                                    CONDENSED BALANCE SHEETS

                                                                                              MARCH 31,
                                                                                                2014             DECEMBER 31,
                                                                                             (Unaudited)             2013
                                                                                         -------------------- --------------------

                                        ASSETS

        TOTAL ASSETS                                                                       $             -    $                -
                                                                                         ==================== ====================

                          LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
        Accounts Payable                                                                   $         52,718     $         52,206
        Accrued Expenses                                                                             29,973               25,894
        Related Party Loan                                                                          234,981              213,934

                                                                                         -------------------- --------------------
             Total Current Liabilities                                                              317,672              292,034

                                                                                         -------------------- --------------------
        TOTAL LIABILITIES                                                                           317,672              292,034

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT

        Preferred Stock; $0.0001 par value, 10,000,000 shares authorized no shares
        issued and outstanding                                                                           -                    -
        Class A Common Stock; $0.0001 par value, 100,000,000 shares authorized as at                    239                  239
        Additional Paid In Capital                                                               16,874,642           16,874,642
        Accumulated Deficit (including $(317,772) and $ (220,621) respectively during
        the development stage)                                                                  (17,192,553)         (17,166,915)
                                                                                         -------------------- --------------------
             Total Stockholders' Deficit                                                           (317,672)            (292,034)

                                                                                         -------------------- --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $             -      $             -
                                                                                         ==================== ====================


                       See Accompanying Notes to Condensed Financial Statements.



                                               1


                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    FROM INCEPTION
                                                                                                    OF DEVELOPMENT
                                                                                                        STAGE
                                                                                                  (JANUARY 1, 2011)
                                                                 FOR THREE MONTHS ENDED                THROUGH
                                                                       MARCH 31,                      MARCH 31,
                                                                2014                2013                 2014
                                                         ------------------- ------------------- ---------------------

OPERATING EXPENSES
      General & Administrative Expenses                   $        21,108     $        19,976     $       288,089

                                                         ------------------- ------------------- ---------------------
      Total Operating Expenses                                     21,108              19,976             288,089

                                                         ------------------- ------------------- ---------------------
OPERATING LOSS                                                    (21,108)            (19,976)           (288,089)

Interest and Other Income / (Expenses) Net                         (4,530)             (2,917)            (29,683)

                                                         ------------------- ------------------- ---------------------
Loss before Income Taxes                                          (25,638)            (22,893)           (317,772)

Provision for Income Taxes                                             -                   -                   -

                                                         ------------------- ------------------- ---------------------
NET LOSS                                                          (25,638)            (22,893)           (317,772)

Other Comprehensive Income / (loss), net of tax                        -                   -                   -

                                                         ------------------- ------------------- ---------------------
COMPREHENSIVE LOSS                                        $       (25,638)    $       (22,893)    $      (317,772)
                                                         =================== =================== =====================

NET LOSS PER COMMON SHARE
      Basic & Diluted                                     $        (0.01)     $        (0.01)
                                                         =================== ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic & Diluted                                           2,384,407           2,384,407
                                                         =================== ===================


                              See Accompanying Notes to Condensed Financial Statements.

                                                   2




                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    FROM INCEPTION
                                                                                                    OF DEVELOPMENT
                                                                                                         STAGE
                                                                                                   (JANUARY 1, 2011)
                                                                     FOR THE THREE MONTHS ENDED         THROUGH
                                                                             MARCH 31,                 MARCH 31,
                                                                        2014            2013             2014
                                                                   --------------- --------------- ------------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  INCOME/ (LOSS)                                                 $   (25,638)    $   (22,893)    $      (317,772)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH

       Compensatory loan increases                                       15,000          15,000             195,000

CHANGES IN OPERATING ASSETS & LIABILITIES

       Increase / (decrease) in Accounts Payable                            510            (424)             52,716
       Increase / (decrease) in Accrued Expenses - Related Party          4,081           2,917              29,975

                                                                   --------------- --------------- ------------------
       Total Cash Flow provided by / (used in) Operating
       Activities                                                        (6,047)         (5,400)            (40,081)

CASH FLOW FROM INVESTING ACTIVITIES                                          -               -                   -

                                                                   --------------- --------------- ------------------
       Total Cash Flow provided by / (used in) Investing
       Activities                                                            -               -                   -

CASH FLOW FROM FINANCING ACTIVITIES

       Increase in Related Party Loan                                     6,047           5,400              39,981

                                                                   --------------- --------------- ------------------
       Total Cash Flow provided by / (used in)  Financing
       Activities                                                         6,047           5,400              39,981

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                    $        -      $        -      $          (100)

Cash and Cash Equivalents at the beginning of the period            $        -      $        25     $           100

                                                                   --------------- --------------- ------------------
Cash and Cash Equivalents at the end of the period                  $        -      $        25     $            -
                                                                   =============== =============== ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loans                                                 $    15,000     $    15,000     $       195,000
                                                                   --------------- --------------- ------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                              $        -      $        -      $            -
                                                                   =============== =============== ==================
Cash paid for income tax                                            $        -      $        -      $            -
                                                                   =============== =============== ==================


                             See Accompanying Notes to Condensed Financial Statements.

                                                       3



                                      GOLDEN DRAGON HOLDING CO.
                                     A DEVELOPMENT STAGE COMPANY
                      CONDENSED STATEMENTS OF MOVEMENT IN STOCKHOLDERS' DEFICIT
                       FROM INCEPTION (JANUARY 1, 2011) THROUGH MARCH 31, 2014


                                                                          Additional
                                              Class A Common Stock         Paid - in     Accumulated
                                            Shares           Amount         Capital        Deficit          Total
                                               #               $               $              $               $
                                         --------------- --------------- -------------- --------------- ---------------

Balance, January 1, 2011                    2,384,407             239      16,874,642     (16,874,781)           100

Net Loss                                            -               -               -        (99,661)        (99,661)

                                         --------------- --------------- -------------- --------------- ---------------
Balance, December 31, 2011                  2,384,407             239      16,874,642     (16,974,442)       (99,561)

Net Loss                                            -               -               -        (98,067)        (98,067)

                                         --------------- --------------- -------------- --------------- ---------------
Balance, December 31, 2012                  2,384,407             239      16,874,642     (17,072,509)      (197,628)

Net loss                                            -               -               -        (94,406)        (94,406)

                                         --------------- --------------- -------------- --------------- ---------------
Balance, December 31, 2013                  2,384,407             239      16,874,642     (17,166,915)      (292,034)

Net loss                                            -               -               -        (25,638)        (25,638)

                                         --------------- --------------- -------------- --------------- ---------------
Balance, March 31, 2014 - unaudited         2,384,407             239      16,874,642     (17,192,553)      (317,672)
                                         =============== =============== ============== =============== ===============


            See Accompanying Notes to Condensed Financial Statements

                                       4

                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                NOTES TO UNAUDITED CONDESED FINANCIAL STATEMENTS
                                 MARCH 31, 2013
                                   (UNAUDITED)

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

Basis of Presentation:

The accompanying unaudited financial statements of Golden Dragon have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

Property and Equipment -- We owned no property and equipment during the three months ended March 31, 2014 or 2013 and consequently we recorded no depreciation expense during the three months ended March 31, 2014 or 2013.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at March 31, 2014 or 2013.

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

Financial Instruments -- The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The fair value of accounts payable and related party loan approximate to their carrying value due to the short maturities of these financial.

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

Advertising costs -- Advertising costs are expensed as incurred. No advertising costs were incurred during the three months ended March 31, 2014 or 2013.

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

Our comprehensive loss was identical to our net loss for the three months ended March 31, 2014 and 2013.

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

Basic and diluted EPS were identical for the three months ended March 31, 2014 and 2013 as we had no stock options, warrants or convertible debt issued or outstanding during those periods.

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

No stock based compensation was issued or outstanding during the three months ending March 31, 2014 or 2013.

Business Segments -- We believe that our activities during the three months ended March 31, 2014 and 2013 comprised a single segment.

Recently Issued Accounting Pronouncements-- We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.       GOING CONCERN AND LIQUIDITY

At March 31, 2014, we had no assets, no operating business or other source of income, outstanding liabilities totaling $317,672 and a stockholders' deficit of $317,672.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $317,672 and reported an accumulated deficit since Inception (January 1, 2011) of $317,772 as at March 31, 2014.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at March 31, 2014 and December 31, 2013, we had no assets

4.       ACCOUNTS PAYABLE

As at March 31, 2014, the balance of accounts payable principally represents legal fees payable.

5.       ACCRUED EXPENSES

As at March 31, 2014, the balance of accrued expenses principally represents interest payable on our related party loan (See Note 6.).

6.        RELATED PARTY LOAN

As at March 31, 2014, the related party loan represents a loan made to us by Mr. David J. Cutler, our sole officer, a director and majority shareholder. The loan is repayable on demand and Interest is accrued on the loan at 8%.At March 31, 2014 and December 31, 2013,, the principal balance owed was $234,981and $231,934 with accrued interest of $$29,933 and 25,294repectively.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at March 31, 2014.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As at March 31, 2014, we owed Mr. Cutler, our sole officer, a director and majority shareholder, $234,981 including accrued interest of $25,294.

During the three months ended March 31, 2014, we accrued $15,000 remuneration payable to Mr. Cutler,one of our directors, our sole officer and controlling shareholder.

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

No shares of preferred stock were issued or outstanding during the three month periods ended March 31, 2014 and 2013.

Common Stock

We were authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

No shares of our common stock were issued in the three months ended March 31, 2014 or 2013.

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2014 or 2013.

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

No stock options were issued or outstanding during the three months ended March 31, 2014 or 2013.

10.      INCOME TAXES

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective March 31, 2014, we had NOLS of approximately $318,000, which expire in 2031 and 2033.

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing and note there has been a change of control as of May 9, 2014 as described in the 8-K filed concurrently herewith for which disclosure is required.

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

As of May 9, 2014, control of our company was acquired by CannaPharmaRX, Inc., which now holds 10,421,120 shares. An 8-K reflecting such event is filed concurrently herewith.

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

Liquidity and Capital Resources

At March 31, 2014, we had no assets, no operating business or other source of income, outstanding liabilities totaling $317,672 and a stockholders' deficit of $317,672.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $317,672 and reported an accumulated deficit since Inception (January 1, 2011) of $317,772 as at March 31, 2014.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenue

During the three months ended March 31, 2014 and 2013, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended March 31, 2014, we incurred $21,108 in general and administrative expenses compared to $19,976 in the three months ended March 31, 2013, an increase of $1,132. The increase was largely due to increased legal fees incurred in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Interest Expense

We recognized an interest expense of $4,530 during the three months ended March 31, 2014, compared to $2,917 during the three months ended March 31, 2013, an increase of $1,613. This interest expense relates to the interest accrued on the loans made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our director between the two periods.

Profit / (Loss) before Income Tax

In the three months ended March 31, 2014, we recognized a loss before income tax of $25,638 compared to a loss before income tax of $22,893 in the three months ended March 31, 2013, an increase of $2,745 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended March 31, 2014 or 2013 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended March 31, 2014, we recognized a net loss of $25,638 compared to net a loss of $22,893 in the three months ended March 31, 2013, an increase of $2,745 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended March 31, 2014 and 2013.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

At March 31, 2013, we had no assets, no operating business or other source of income, outstanding liabilities totaling $317,672 and a stockholders' deficit of $317,672.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $317,672 and reported an accumulated deficit since Inception (January 1, 2011) of $317,772 as at March 31, 2043.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. There is no assurance that this series of events will be satisfactorily completed.

During the three months ended March 31, 2014 the Company did not maintain a bank account and all costs were paid for directly by Mr. Cutler, an officer, director and shareholder of the Company. During the three months ended March 31, 2013, while the Company did maintain a bank account, here were no changes in our bank balance in the three months ended March 31, 2013 as all our costs were paid for directly by Mr. Cutler, an officer, director and shareholder of the Company.

Net cash used in operations for the three months ended March 31, 2014 was $6,047 compared to $5,400 in the three months ended March 31, 2013, an increase of $647.

In the three months ended March 31, 2014, our net losses were $25,638, which we partially offset by a $15,000 non-cash item relating to compensatory loan increases and by a net increase of $4,591 in our accounts payable and accrued expenses - related party.

In the three months ended March 31, 2013, our net losses were $22,893, which we partially offset by a $15,000 non-cash item relating to compensatory loan increases and by a net increase of $2,493 in our accounts payable and accrued expenses - related party.

No cash was provided by, or used in, investing activities during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, the Company received $6,047 from its financing activities by way of loan from a related party which was broadly comparable to the $5,400 it received from its financing activities by way of loan from a related party in the three months ended March 31, 2013.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three months ended March 31, 2014 or 2013.

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

                                        GOLDEN DRAGON HOLDING CO.


Date: May 14, 2014                      By: /s/ Gerry Crocker
                                            -----------------------------------
                                            Gerry Crocker
                                            Chief Executive Officer





Date: May 19, 2014			By: /s/ Gary Herick
					    -----------------------------------
                                            Chief Financial Officer
                                            (Principal Accounting Officer)