Form 10-Q
period 2014-06-30
GOLDEN DRAGON HOLDING CO.
filed 2014-09-09
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

                       7609 Ralston Road, Arvada, CO 80002
                    (Address of principal executive offices)

                                 (720) 939-1133
                         (Registrant's Telephone number)

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 29, 2014, there were 11,384,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding, excluding 4,164,000 shares subscribed and paid, but unissued as of such date.

                            GOLDEN DRAGON HOLDING CO.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets

As of June 30, 2014 (Unaudited) and December 31, 2013                      1

Condensed Statements of Operations
For the Three and Six Month Periods Ended June 30, 2014 and 2013 and
the Period from Inception (January 1, 2011) Through June 30, 2014          2

Condensed Statements of Cash Flows
For the Three and Six Month Periods Ended June 30, 2014 and 2013 and
the Period from Inception (January 1, 2011) Through June 30, 2014          3

Condensed Statement of Stockholders' Deficit
For the period from Inception (January 1, 2011) Through June 30, 2014      4

Notes to Unaudited Condensed  Financial Statements                         5


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12


Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

Item 4. Controls and Procedures                                           19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                19


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      20

Item 3.  Defaults upon Senior Securities                                  20
Item 4.  Mine Safety Disclosures                                          20
Item 5.  Other Information                                                20


SIGNATURES                                                                20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                                    GOLDEN DRAGON HOLDING CO.
                                   A DEVELOPMENT STAGE COMPANY
                                         BALANCE SHEETS


                                                                                   June 30,            December 31,
                                                                                     2014                  2013
                                                                               -----------------     -----------------
                                                                                 (Unaudited)
ASSETS

Current assets
      Cash                                                                          $ 1,978,862                   $ -
                                                                                              -                     -
                                                                               -----------------     -----------------
             Total current assets                                                     1,978,862                     -

                                                                               -----------------     -----------------
Total Assets                                                                        $ 1,978,862                   $ -
                                                                               =================     =================


ILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
        Accounts payable                                                                    $ -              $ 52,206
      Accrued interest payable - related party                                                               $ 25,894
      Related party loan                                                                      -               213,934
                                                                               -----------------     -----------------
          Total current liabilties                                                            -               292,034

      Notes payable - related party                                                           -                     -

                                                                               -----------------     -----------------
Total Liabilities                                                                             -               292,034

Stockholders' Equity
      Preferred Stock; $0.0001 par value, 10,000,000 shares
          authorized no shares issued and outstanding                                         -                     -
      Common stock, $0.0001 par value;
          100,000,000 shares authorized; 15,548,407 and 2,384,407
          issued and outstanding respectively, (adjusted to
          include 4,164,000 shares subscribed, authorized, and
          fully paid but unissued at June 30, 2014)                                       1,555                   238

      Additional paid in capital                                                     19,322,998            16,874,643
      Retained deficit                                                              (17,345,691)          (17,166,915)
                                                                               -----------------     -----------------
Total Stockholders' Deficit                                                           1,978,862              (292,034)

                                                                               -----------------     -----------------
Total Liabilities and Stockholders' Deficit                                         $ 1,978,862                   $ -
                                                                               =================     =================









            The accompanying notes are an integral part of these financial statements.

                                                       2


                                    GOLDEN DRAGON HOLDING CO.
                                   A DEVELOPMENT STAGE COMPANY
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                            For The Three Months        For The Six Months
                                             Ended June 30,               Ended June 30,
                                           2014           2013          2014           2013
                                        ------------   -----------   ------------   -----------

Revenue                                         $ -           $ -            $ -           $ -

Operating Expenses:
     Advertising and promotion               12,844                       12,844
     Dues and subscriptions                   5,200                        5,200
     Management consulting                   69,000                       69,000
     Meeting expense                          1,814                        1,814
     Professional fees                       57,035                       63,143
     Payroll expense                              -                       15,000
     Travel                                   4,176                        4,176
     General and administrative               3,090        20,736          3,090        40,712
                                        ------------   -----------   ------------   -----------
         Total operating expenses           153,159        20,736        174,267        40,712

                                        ------------   -----------   ------------   -----------
Income (loss) from operations              (153,159)      (20,736)      (174,267)      (40,712)

Other income (expense)
     Interest income (expense) net               21        (3,361)        (4,509)       (6,279)
                                                  -             -              -             -
                                        ------------   -----------   ------------   -----------
         Other income (expense) net              21        (3,361)        (4,509)       (6,279)

                                        ------------   -----------   ------------   -----------
Income (loss) before provision             (153,138)      (24,097)      (178,776)      (46,991)
     for income taxes
Provision (credit) for income tax                 -             -              -             -
                                        ------------   -----------   ------------   -----------
Net income (loss)                          (153,138)      (24,097)      (178,776)      (46,991)
                                        ------------   -----------   ------------   -----------


Net income (loss) per share
(Basic and fully diluted)                   $ (0.01)      $ (0.01)       $ (0.03)      $ (0.02)
                                        ============   ===========   ============   ===========

Weighted average number of
common shares outstanding                10,504,407     2,384,407      6,444,407     2,384,407
                                        ============   ===========   ============   ===========



               The accompanying notes are an integral part of these financial statements.

                                                3


                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                   For The Six Months Ended
                                                           June 30,
                                                    2014              2013
                                               ---------------   ----------------

Cash Flows From Operating Activities:
     Net income (loss)                             $ (178,776)         $ (46,991)

     Adjustments to reconcile net income
     to net cash provided by (used for)
      operating activities:
      Compensatory loan increases/(decreases)        (180,000)            30,000
      Non cash write off of old debt                   71,672

Changes in operating Assets & Liabilities
      Increase/(Decrease) in Accounts Payable         (52,206)             5,203
      Increase/(Decrease) in Accrued Expenses         (25,894)             5,829
                                               ---------------   ----------------
               Net cash provided by (used for)
               operating activities                  (365,204)            (5,959)

Cash Flows From Investing Activities:
                                                          $ -                $ -
                                                            -                  -
                                               ---------------   ----------------
               Net cash provided by (used for)
               investing activities                         -                  -

Cash Flows From Financing Activities:
      Increase/(Decrease) in Related Party Loan       (33,934)             5,959
      Sales of common stock                         2,378,000                  -
                                               ---------------   ----------------
               Net cash provided by (used for)
               financing activities                 2,344,066              5,959

Net Increase (Decrease) In Cash                     1,978,862                  -

Cash At The Beginning Of The Period                         -                 25
                                               ---------------   ----------------
Cash At The End Of The Period                     $ 1,978,862               $ 25
                                               ===============   ================


Schedule of Non-Cash Investing and Financing Activities

     Related party loans                            $ (71,672)          $ 30,000
                                                          $ -                $ -


Supplemental Disclosure

Cash paid for interest                                    $ -                $ -
Cash paid for income taxes                                $ -                $ -

   The accompanying notes are an integral part of these financial statements.

                                        4


                            GOLDEN DRAGON HOLDING CO.
                           A DEVELOPMENT STAGE COMPANY
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2014
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

Business

Golden Dragon Holding Co. ("Golden Dragon," "We" or "Us") is a publicly quoted company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. On May 9, 2014 we entered into a "Plan of Reorganization" with CannaPharmaRX, Inc. There are certain milestones to be met under the terms of this plan and as at the time of this filing the requirements are in the process of being met.

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

Merger of Concord

In order for Concord to re-domicile in the State of Delaware from the State of Colorado, on September 29, 2010, Concord entered into an Agreement and Plan of Reorganization ("the Merger Agreement") with one of its wholly owned subsidiary companies, CCVG, Inc. ("CCVG"). Under the terms of the Merger Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware.

Reorganization into a Holding Company Structure

Effective December 31, 2010, pursuant to the Delaware Holding Company formation statute, under Delaware General Corporate Law (DGCL) Section 251(g), CCVG completed an Agreement and Plan of Reorganization and Reorganization into a Holding Company ("the Reorganization") with CCAPS, Inc., ("CCAPS") and Golden Dragon, both wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into shareholders of Golden Dragon on a one share for one share basis.

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

Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

Use of Estimate

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

Property and Equipment

We owned no property and equipment during the three months ended June 30, 2014 or 2013 and consequently we recorded no depreciation expense during the three months ended June 30, 2014 or 2013.

Deferred Costs and Other Offering Costs

Costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at June 30, 2014 or 2013.

Impairment of Long-Lived and Intangible Assets

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

Financial Instruments

The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The fair value of accounts payable and related party loan approximate to their carrying value due to the short maturities of these financial instruments.

Income Taxes

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

Advertising costs

Advertising costs are expensed as incurred. Advertising costs of $12,844 were incurred during the three months ended June 30, 2014, there were no advertising costs for the three months ended June 30, 2013.

Comprehensive Income (Loss)

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

Our comprehensive loss was identical to our net loss for the three months ended June 30, 2014 and 2013.

Income (Loss) Per Share

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

Basic and diluted EPS were identical for the three months ended June 30, 2014 and 2013 as we had no stock options, warrants or convertible debt issued or outstanding during those periods.

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

No stock based compensation was issued or outstanding during the three months ended June 30, 2014 or 2013.

Business Segments

We believe that our activities during the three months ended June 30, 2014 and 2013 comprised a single segment.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2.        GOING CONCERN AND LIQUIDITY

At June 30, 2014, we had $1,979,000 in cash assets but no operating business or other source of income, outstanding liabilities totaling $0 and a stockholders' equity of $1,979,000.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had working capital of $1,979,000 and reported an accumulated equity since Inception (January 1, 2011) of $1,979,000 as at June 30, 2014.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to complete the "Plan of Reorganization" in order to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

3.        ASSETS

As at June 30, 2014 we had $1,979,000 in current assets compared to December 31, 2013, where we had no assets

4.       ACCOUNTS PAYABLE

As at June 30, 2014, the balance of accounts payable was zero.

5.       ACCRUED EXPENSES

As at June 30, 2014, the balance of accrued expenses was zero (See Note 6.).

6.        RELATED PARTY LOAN

At June 30, 2014, the related party loan was released (as of May 9, 2014) by David J. Cutler, our sole officer, a director and majority shareholder. This loan was retired and settled in the initial transaction where CannaPharmaRX acquired 9,000,000 shares of the Company in exchange for $296,000.

7.       COMMITMENTS:

Capital and Operating Leases

We had no capital or operating leases outstanding as at June 30, 2014.

Litigation

No legal proceedings are currently pending or threatened to the best of our knowledge.

8.   RELATED PARTY TRANSACTIONS

As of May 9, 2014, Mr. Cutler, our former Officer and a Director, to whom we owed $234,981 released all claims as to this debt.

9.       STOCKHOLDERS' EQUITY:

Preferred Stock

We are authorized, without further action by the shareholders, to issue 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences.

No shares of preferred stock were issued or outstanding during the three month periods ended June 30, 2014 and 2013.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

Recent Issuances

There were 9,000,000 shares issued on May 9, 2014 to CannaPharmaRX in exchange for $296,000. There were 4,164,000 shares subscribed and paid during the month of June 2014 in exchange for $2,082,000. These shares were placed through a Private Placement Memorandum offered to accredited investors only. These shares had not been issued by the transfer agent as of June 30, 2014.

Warrants

No warrants were issued or outstanding during the three months ended June 30, 2014 or 2013.

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

No stock options were issued or outstanding during the three months ended June 30, 2014 or 2013.

10.      INCOME TAXES

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective June 30, 2014, we had NOLS of approximately $318,000, which expire in 2031 and 2033.

11.      SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing and note there has been no events that would require disclosure in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise debt and, or, equity to fund our ongoing operating expenses and to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. You are urged to carefully consider these factors, as well as other information contained in the Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

OVERVIEW

Golden Dragon Holding Co. ("Golden Dragon") is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. On May 9, 2014 the Company entered into a "Plan of Reorganization" with CannaPharmaRX, Inc. This plan requires certain events to take place and both companies are engaged in monitoring the progress of these events.

History

Golden Dragon was incorporated in the State of Delaware in April 2010 as a wholly owned subsidiary of Concord Ventures, Inc. ("Concord"). Concord was a publicly quoted shell company with no assets, no operating business or other source of income and liabilities in excess of $590,000.

PLAN OF OPERATIONS

General Business Plan

HISTORY OF CANNAPHARMARX, INC., A COLORADO CORPORATION, OUR SUBSIDIARY
----------------------------------------------------------------------

BUSINESS OF OUR COMPANY

We intend to operate our business through our subsidiary.

Our subsidiary, CannaPharmaRX is dedicated to advancing endo-cannabinoid science, research, and discovery in the US and worldwide and to work collaboratively to bring novel cannabinoid based products to market in the US and worldwide.

CannaPharmaRX, Inc. ("CannaPharmaRX" or "Company" or "we") was incorporated on April 22, 2014 in the State of Colorado for the purpose to engage in any lawful activity for which corporations may be formed. CannaPharmaRX is dedicated to advancing endo-cannabinoid science, research, and discovery in the US and worldwide and to work collaboratively to bring novel cannabinoid based products to market in the US and worldwide. Upon completion of our Agreement and Plan of Merger with Golden Dragon Holding Co. we intend to change our holding company name from Golden Dragon Holding Co. to CannaPharmaRX, Inc., as CannaPharma shall be merged into our wholly-owned subsidiary, CPHR Acquisition Co.

CANNAPHARMARX, INC. OVERVIEW

We have no operating history in our proposed business and no representation is made, nor is there any assurance that our Company will able to successfully raise the necessary capital.

CannaPharmaRX management understands the wide range of efficacies that the cannabinoid plant possesses, and is applying pharmaceutical research, manufacturing and the distribution system that is already in place to provide novel treatments to patients who can benefit from cannabinoid therapies.

CannaPharmaRX intends to serve the following marketplaces: Oncology, Infectious Disease, Pain, Multiple Sclerosis, Inflammatory disease, Gastrointestinal, and Ophthalmology.

Phase I

Compounding Pharmacies - CannaPharmaRX intends to acquire multiple licensed pharmacy compounding centers. Each center will compound sterile, standardized and labeled products.

Phase II

Once enough clinical and safety data is amassed, and CannaPharmaRX understands the consumer needs, it intends to outsource, build, acquire or partner with a pharmaceutical manufacturing facility for product development. This will further ensure consistency of product quality, as well as bring cost for manufacturing down due to scalable economies.

Patient Acquisition

CannaPharmaRX believes that patient acquisition will play an important role in the success of their business. CannaPharmaRX has relationships with specialty pharmacy providers treating patients with diseases requiring concomitant or mono cannabinoid therapies.

Product Portfolio

CannaPharmaRX intends to develop a diverse line of cannabinoid based products, that will meet the need of the healthcare provider serving the various patient populations needs. Products will be labeled for medical indications, strengths, dosing, safety, as well as route of administration.

Formulary development

CannaPharmaRX intends to develop and maintain a compendium for product usage, supported by real world evidence from our data gathering through our monitoring.

Surveillance Monitor

CannaPharmaRX   intends  to  provide  healthcare  providers  a  prescribing  and monitoring tool for their patients to track and report the clinical outcomes from their use of cannabinoid products.

Physician Portal - Designed to allow the physician to review common medical conditions, and match CannaPharmaRX formulary products to the needs of their patients.

Patient Portal - Allows patients to make product selections based upon disease and available products. IPAD based applications allow the patients to report and track their therapies, side effects, dosage adjustments, as well as disease progress and clinical outcomes.

Pharmacist Portal - Allows for the Clinical Therapy Management of patients on cannabinoid therapy.

Differentiation

CannaPharmaRX intends to provide licensed healthcare providers with a safe environment for their patients to receive cannabinoid based products, while being able to develop their own compendium and knowledge of real world clinical evidence. Physicians and pharmacists can track the results of cannabinoid therapy and document retrospective success. This may allow them to learn and apply intelligence to future prescribing decisions.

Clinical research

CannaPharmaRX intends to provide cannabinoid based products and monitor patients in controlled studies as well as real world environments. CannaPharmaRX intends to collaborate with the leading scientific and medical researchers working with Cannabinoid based products and patients.

Publishing

CannaPharmaRX intends to develop an independent peer reviewed medical journal for publishing both prospective and retrospective medical cannabinoid research.

Public Relations

Our subsidiary, CannaPharmaRX, intends to establish itself as the new model for the United States to look at for the safe manufacture and distribution of cannabinoid based products. By surrounding the company with industry leaders from the pharmaceutical community, cannabis community, legal community and especially the scientific and medical community, and employing a best-practices approach to cannabinoid therapy in the medical community, CPRX believes that it will avoid legal and regulatory fines and penalties, but may have to deal with challenges on a state by state or Federal level.

Background

The recent identification of cannabinoid receptors and their endogenous lipid ligands has triggered an exponential growth of studies exploring the endocannabinoid system and its regulatory functions in health and disease. Such studies have been greatly facilitated by the introduction of selective cannabinoid receptor antagonists and inhibitors of endocannabinoid metabolism and transport, as well as mice deficient in cannabinoid receptors or the endocannabinoid-degrading enzyme fatty acid amidohydrolase.

In the past decades, the endocannabinoid system has been implicated in a growing number of physiological functions, both in the central and peripheral nervous systems and in peripheral organs. More importantly, modulating the activity of the endocannabinoid system turned out to hold therapeutic promise in a wide range of disparate diseases and pathological conditions, ranging from mood and anxiety disorders, movement disorders such as Parkinson's and Huntington's disease, neuropathic pain, multiple sclerosis and spinal cord injury, to cancer, atherosclerosis, myocardial infarction, stroke, hypertension, glaucoma, obesity/metabolic syndrome, and osteoporosis, to name just a few.

An impediment to the development of cannabinoid medications has been the socially unacceptable psychoactive properties of plant-derived or synthetic agonists, mediated by CB1 receptors. However, this problem does not arise when the therapeutic aim is achieved by treatment with a CB1 receptor antagonist, such as in obesity, and may also be absent when the action of endocannabinoids is enhanced indirectly through blocking their metabolism or transport. The use of selective CB2 receptor agonists, which lack psychoactive properties, could represent another promising avenue for certain conditions.

The abuse potential of plant-derived cannabinoids may also be limited through the use of preparations with controlled composition and the careful selection of dose and route of administration. The growing number of preclinical studies and clinical trials with compounds that modulate the endocannabinoid system will probably result in novel therapeutic approaches in a number of diseases for which current treatments do not fully address the patients' need.

CannaPharmaRX intends to leverage its commercial, health system and academic relationships, domestically, and worldwide, to further explore and exploit the endocannabinoid system (eCS), and commence extensive discovery, research, and development of the cannabinoid molecules(s), potentially offering not only new insights into the mechanisms underlying the therapeutic actions of plant-derived phytocannabinoids but also produce novel molecular targets for pharmacotherapy.

Innovative development of Prescription, OTC and Veterinary products

Working through collaborations with pharmaceutical and biotechnology companies, research and academic institutions, as well as physicians and researchers, both domestically and worldwide, CannaPharmaRX intends to develop both single and combination prescription entity products and bring them to market. CannaPharmarRX intends to develop protocols, apply to institutional review boards, and conduct animal and human Phase I- Phase V clinical trials.

CannaPharmaRX  intends to partner with existing  organizations  and subsequently apply for GMP manufacturing licenses for the manufacture of pharmaceutical products for both clinical trials and commercial development. Our strategy is to become the worldwide leader in cannabinoid science and in the research, development and commercialization of cannabinoid-based molecules for prescription and OTC candidates.

Our purpose is to innovate to bring cannabinoid-based therapies that significantly improve patients' lives to market. R&D is at the heart of our purpose as we work to transform advanced science and technologies into the therapies that matter most.

We intend to focus our efforts in core areas where we are best positioned to bring needed therapies to patients. This includes chronic inflammatory disease, oncology, pain, neurosciences, and metabolic disorders. All are specialty areas that management has expertise in. We bring cutting-edge capabilities in medicine design and development, and our approach is collaborating in new and dynamic ways with other innovators across the health landscape including academic scientists, patient foundations, governments, other biopharmaceutical companies and treating physicians.

To execute on our commitment, we are developing an extensive international network of the most prominent scientists in the cannabinoid field and are also hiring a leadership team with extensive experience in developing plant-based prescription pharmaceutical products.

Where advantageous, we plan to enter into license agreements with other pharmaceutical companies.
We plan on retaining control over product development and also retaining the manufacturing expertise for our products.

Note: Our Company and our major shareholder, CannaPharmaRX, Inc. are NOT involved in the marijuana industry in any way. We intend to be involved only in the hemp-based cannabinoid industry and be fully legal and compliant under all Federal Laws, USDA, DEA, FDA and FTC Rules and Regulations. We do not intend to rely on any State law exemptions for federally prohibited activities. We will only deal with licensed health care providers and pharmacies and licensed manufacturers for legal compounds under Federal law.

Recent Material Transactions

On May 9, 2014, the Company sold 9,000,000 shares of common stock for $296,000 to CannaPharmaRX, Inc. without registering the securities under the Securities Act of 1933, exempt from registration under Section 4(a)5 of the Securities Act.

Effective  May 15,  2014,  the Company  entered  into an  Agreement  and Plan of
Merger, by and among Golden Dragon Holding Co., a Delaware corporation, ("GDHC"), CannaPharmaRX, Inc., a Colorado corporation ("CPHR"), and CPHR Acquisition corp., a newly-formed wholly-owned subsidiary of GDHC, domiciled in Delaware ("ACQUISITION SUB").

In May 2014, the Company, through a private offering of its restricted common stock, entered into approximately $1,400,000 in subscription agreements for 2,800,000 shares of common stock at $0.50 per share. The shares were sold pursuant to an exemption under Rule 506 of Regulation D of the 1933 Act, as amended.

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

As of May 9, 2014, control of our company was acquired by CannaPharmaRX, Inc., which now holds 10,421,120 shares. An 8-K reflecting such event is filed on May 16, 2014.

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

Liquidity and Capital Resources

At June 30, 2014, we had assets of $1,979,000 in cash, no operating business or other source of income, outstanding liabilities totaling $0 and a stockholders' equity of $1,979,000.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital surplus of $1,979,000 and reported stockholders' equity since Inception (January 1, 2011) of $1,979,000 as at June 30, 2014.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and pursue the Plan of Reorganization as previously noted. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2014  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2013

Revenue

During the three months ended June 30, 2014 and 2013, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

General and Administrative Expenses

During the three months ended June 30, 2014, we incurred $3,090 in general and administrative expenses compared to $20,736 in the three months ended June 30, 2013, a decrease of $17,646. The decrease was due to a reclassification of expense categories in the current quarter. Advertising expenses were $12,844 in the current quarter as compared to none in the comparable quarter. Management consulting was $69,000 in the current quarter compared to none the prior comparable quarter. Professional fees were $63,143 in the current quarter compared to none in the prior comparable quarter. Travel expenses were $4,176 in the current quarter and none in the comparable prior quarter. All of these variances are attributable to the efforts of the new management team to effectively carry out the "Plan of Reorganization" with CannaPharmaRX in an expeditious manner.

During the six months ended June 30, 2014, we incurred $3,090 in general and administrative expenses compared to $40,712 in the six months ended June 30, 2013, a decrease of $37,622. The decrease was due to a reclassification of expense categories in the current quarter. Advertising expenses were $12,844 in the current six months as compared to none in the prior comparable six months. Management consulting was $69,000 in the current six months compared to none the prior comparable six months. Professional fees were $57,035 in the current six months compared to none in the prior comparable six months. Travel expenses were $4,176 in the current six months and none in the comparable prior six months. All of these variances are attributable to the efforts of the new management team to effectively carry out the "Plan of Reorganization" with CannaPharmaRX in an expeditious manner.

Interest Expense

We recognized interest expense of $4,509 during the three months ended June 30, 2014, compared to an expense of $3,361 during the three months ended June 30, 2013, a difference of $3,382. This interest difference relates to the interest accrued on the loans made to us by one of our directors. The decrease in the amount of interest between the two periods reflects the fact that the loan was retired in May 2014 with the stock purchase effected by CannaPharmaRX.

We recognized interest income of $21 during the six months ended June 30, 2014, compared to an expense of $6,279 during the six months ended June 30, 2013, a difference of $1,770. This interest difference relates to the interest accrued on the loans made to us by one of our directors. The decrease in the amount of interest between the two periods reflects the fact that the loan was retired in May 2014 with the stock purchase effected by CannaPharmaRX.

Profit / (Loss) before Income Tax

In the three months ended June 30, 2014, we recognized a loss before income tax of $153,138 compared to a loss before income tax of $24,097 in the three months ended June 30, 2013, an increase of $129,041 due to the factors discussed above.

In the six months ended June 30, 2014, we recognized a loss before income tax of $178,776 compared to a loss before income tax of $46,991 in the six months ended June 30, 2013, an increase of $131,785 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the three months ended June 30, 2014 or 2013 as we generated tax losses both periods.

Net Profit / (Loss) and Comprehensive Profit / (Loss)

In the three months ended June 30, 2014, we recognized a net loss of $153,138 compared to net a loss of $24,097 in the three months ended June 30, 2013, an increase of $129,041 due to the factors discussed above.

In the six months ended June 30, 2014, we recognized a net loss of $178,776 compared to net a loss of $46,991 in the six months ended June 30, 2013, an increase of $131,785 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended June 30, 2014 and 2013.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

At June 30, 2013, we had assets of $1,979,000 in cash, no operating business or other source of income, outstanding liabilities totaling $0 and stockholders' equity of $1,979,000.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the six months ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital surplus of $1,979,000 and reported an accumulated equity since Inception (January 1, 2011) of $1,979,000 as at June 30, 2014.

It is our current intention to continue to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and pursue the "Plan of Reorganization" with CannaPharmaRX as previously noted. There is no assurance that this series of events will be satisfactorily completed.

Net cash used in operations for the six months ended June 30, 2014 was $365,204 compared to $5,959 in the six months ended June 30, 2013, an increase of $359,245.

In the six months ended June 30, 2014, our net losses were $161,104, debt retirement of $292,034.

No cash was provided by, or used in, investing activities during the six months ended June 30, 2014 and 2013.

During the six months ended June 30, 2014, the Company received $2,378,000 from its financing activities by way of sales of common stock to CannaPharmaRX and investors through a private placement. The Company also retired a related party loan in the amount of $33,934.This was compared to an increase in a loan from a related party in the amount of $5,959 in the six months ended June 30, 2013.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended June 30, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

ITEM 2.  CHANGES IN SECURITIES

There were no changes in our securities in the three months ended June 30, 2014 or 2013.

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

     Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1      Certification of Principal ExecutiveOfficer pursuant to
                       Section 906 of  the Sarbanes-Oxley Act.

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

     Exhibit 101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document (1)


     Exhibit 101.DEF   XBRL Taxonomy Extension Definition Linkbase Document (1)


     Exhibit 101.LAB   XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document(1)

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of (1) a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOLDEN DRAGON HOLDING CO.


Date: Setember 9, 2014                 By: /s Gerry Crocker
                                           -------------------------------------
                                             Gerry Crocker
                                             Chief Executive Officer




                                      By: /s/ Gary Herick
                                          --------------------------------------
                                             Gary Herick
                                             Chief Financial Officer
                                             (Principal Accounting Officer)