Form 10-Q
period 2014-09-30
CANNAPHARMARX, INC.
filed 2014-11-19
CIK 1081938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

[___]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                               CANNAPHARMARX, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  24-4635140
   ---------------------------------        ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

      1 COLLINS DRIVE, SALEM BUSINESS CENTER, CARNEYS POINT, NJ 08069-3640
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (720) 939-1133
               --------------------------------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes[_X_]          No[__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                            Yes[_X_]          No[___]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer    [___]          Accelerated filer  [___]
Non-accelerated filer      [___]          Smaller reporting company [_X_]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes[__]                    No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 18, 2014, there were 17,504,407 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

                               CANNAPHARMARX, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)                                      4

         Condensed Balance Sheets
         As of September 30, 2014 (Unaudited) and December 31, 2013            5

         Condensed Statements of Operations
         For the Three and Nine Month Periods Ended September 30, 2014
         and 2013 and the Period from Inception (January 1, 2011) Through
         September 30, 2014                                                    6

         Condensed Statements of Cash Flows
         For the Three and Nine Month Periods Ended  September 30, 2014
         and 2013 and the Period from Inception (January 1, 2011) Through
         September 30, 2014                                                    7

         Condensed Statement of Stockholders' Deficit
         For the period from Inception (January 1, 2011) Through
         September 30, 2014                                                    8

         Notes to Unaudited Condensed Financial Statements                     9

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                               18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults upon Senior Securities                                      19

Item 4.  Mine Safety Disclosures                                              19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

SIGNATURES                                                                    20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                              CANNAPHARMARX, INC.
                                                 BALANCE SHEETS
                                                  (Unaudited)

                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                              2014                  2013
                                                                        -----------------     -----------------
ASSETS

     CURRENT ASSETS
           Cash                                                         $      2,440,123      $              -
                                                                                       -                     -
                                                                        -----------------     -----------------
                  TOTAL CURRENT ASSETS                                         2,440,123                     -

     Fixed Assets
           Furniture and Fixtures                                                 12,339                     -

                                                                        -----------------     -----------------
     TOTAL ASSETS                                                       $      2,452,462      $              -
                                                                        =================     =================


 LIABILITIES & STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
             Accounts payable                                           $              -      $         52,206
           Accrued interest payable - related party                                           $         25,894
           Related party loan                                                          -               213,934
                                                                        -----------------     -----------------
               TOTAL CURRENT LIABILTIES                                                -               292,034

           Notes payable - related party                                               -                     -
                                                                        -----------------     -----------------
     TOTAL LIABILITIES                                                                 -               292,034

     STOCKHOLDERS' EQUITY
           Preferred Stock; $0.0001 par value, 10,000,000 shares
               authorized no shares issued and outstanding                             -                     -
           Common stock, $0.0001 par value;
               100,000,000 shares authorized; 17,454,407 and 2,384,407
               issued and outstanding respectively                                 1,745                   238

           Additional paid in capital                                         20,275,808            16,874,643
           Retained deficit                                                  (17,825,091)          (17,166,915)
                                                                        -----------------     -----------------
     TOTAL STOCKHOLDERS' EQUITY                                                2,452,462              (292,034)
                                                                        -----------------     -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      2,452,462      $              -
                                                                        =================     =================





   The accompanying notes are an integral part of these financial statements.

                                              CANNAPHARMARX, INC.
                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                   FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                  2014              2013            2014            2013
                                              --------------    -------------   -------------   --------------
Revenue                                       $           -     $          -    $          -    $           -

Operating Expenses:
     Advertising and promotion                       90,922                -         103,766                -
     Management consulting                          259,243                -         345,628                -
     Meeting expense                                 33,686                -          35,500                -
     Professional fees                               24,852                -          70,610                -
     Travel                                          16,681                -          20,856                -
     General and administrative                      54,806           21,442          78,097           62,154
                                              --------------    -------------   -------------   --------------
         Total operating expenses                   480,190           21,442         654,457           62,154
                                              --------------    -------------   -------------   --------------
Income (loss) from operations                      (480,190)         (21,442)       (654,457)         (62,154)

Other income (expense)
     Interest income (expense) net                      670           (3,735)         (3,719)         (10,014)
                                                          -                -               -                -
                                              --------------    -------------   -------------   --------------
         Other income (expense) net                     670           (3,735)         (3,719)         (10,014)
                                              --------------    -------------   -------------   --------------
Income (loss) before provision                     (479,520)         (25,177)       (658,176)         (72,168)
     for income taxes
Provision (credit) for income tax                         -                -               -                -
                                              --------------    -------------   -------------   --------------
NET INCOME (LOSS)                                  (479,520)         (25,177)       (658,176)         (72,168)
                                              --------------    -------------   -------------   --------------

NET INCOME (LOSS) PER SHARE
(Basic and fully diluted)                     $       (0.03)    $      (0.01)   $      (0.07)   $       (0.03)
                                              ==============    =============   =============   ==============

Weighted average number of
common shares outstanding                        16,807,074        2,384,407       9,898,629        2,384,407
                                              ==============    =============   =============   ==============



   The accompanying notes are an integral part of these financial statements.

                                                   CANNAPHARMARX, INC.
                                            STATEMENT OF STOCKHOLDER'S EQUITY
                         FROM INCEPTION (JANUARY 1, 2011) THROUGH SEPTEMBER 30, 2014 (Unaudited)

                                          Common Stock
                                                     Amount           Paid in           Retained          Stockholders'
                                     Shares       ($0.001 Par)        Capital          (Deficit)        Equity (Deficit)
                                 --------------- ---------------  ----------------  -----------------   -----------------

Balance, January 1, 2011              2,384,407  $          238   $    16,874,643   $    (16,874,781)   $           100

Net Loss                                      -               -                 -            (99,661)           (99,661)
                                 --------------- ---------------  ----------------  -----------------   ----------------
Balance, December 31, 2011            2,384,407             238        16,874,643        (16,974,442)           (99,561)

Net Loss                                      -               -                 -            (98,067)           (98,067)
                                 --------------- ---------------  ----------------  -----------------   ----------------
Balances at June 30, 2012             2,384,407             238        16,874,643        (17,072,509)          (197,628)

Net Loss                                                                                     (94,406)           (94,406)
                                 --------------- ---------------  ----------------  -----------------   ----------------
Balances, December 31, 2013           2,384,407             238        16,874,643        (17,166,915)          (292,034)

CPHX acquisition                      9,000,000             900           295,100                  -            296,000
Debt relief in sale                                                        71,672                  -             71,672
Common stock sold                     6,070,000             607         3,034,393                  -          3,035,000
Net Loss                                                                                    (658,176)          (658,176)
                                 =============== ===============  ================  =================   ================
Balances, September 30, 2014         17,454,407  $        1,745   $    20,275,808   $    (17,825,091)   $     2,452,462













   The accompanying notes are an integral part of these financial statements.

                                      CANNAPHARMARX, INC.
                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                              FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              2014                2013
                                                        -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $       (658,176)   $         (72,168)

     Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
      Compensatory loan increases/(decreases)                   (180,000)              45,000
      Non cash write off of old debt                              71,672                    -

Changes in operating Assets & Liabilities
      Increase/(Decrease) in Accounts Payable                    (52,206)               8,718
      Increase/(Decrease) in Accrued Expenses                    (25,894)               9,714
                                                        -----------------   ------------------
               NET CASH PROVIDED BY (USED FOR)
               OPERATING ACTIVITIES                             (844,604)              (8,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in fixed assets                         $        (12,339)   $               -
                                                                       -                    -
                                                        -----------------   ------------------
               NET CASH PROVIDED BY (USED FOR)
               INVESTING ACTIVITIES                              (12,339)                   -

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase/(Decrease) in Related Party Loan                  (33,934)               8,711
      Sales of common stock                                    3,331,000                    -
                                                        -----------------   ------------------
               NET CASH PROVIDED BY (USED FOR)
               FINANCING ACTIVITIES                            3,297,066                8,711

NET INCREASE (DECREASE) IN CASH                                2,440,123                  (25)

CASH AT THE BEGINNING OF THE PERIOD                                    -                   25
                                                        -----------------   ------------------
CASH AT THE END OF THE PERIOD                           $      2,440,123    $               -
                                                        =================   ==================


SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES

     Related party loans                                $        (71,672)   $          45,000
                                                        $              -    $               -


SUPPLEMENTAL DISCLOSURE

Cash paid for interest                                  $              -    $               -
Cash paid for income taxes                              $              -    $               -





   The accompanying notes are an integral part of these financial statements.

                               CANNAPHARMARX, INC.
                NOTES TO UNAUDITED CONDESED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------------------------------

NATURE OF OPERATIONS

BUSINESS

Golden Dragon Holding Co. ("Golden Dragon," "We" or "Us") is a publicly quoted company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. On May 9, 2014 we entered into a "Plan of Reorganization" with CannaPharmaRX, Inc. which is not yet completed. There are certain milestones to be met under the terms of this plan and as at the time of this filing the requirements are in the process of being met.

HISTORY

Golden Dragon was incorporated in the State of Delaware in April 2010 as a wholly owned subsidiary of Concord Ventures, Inc. ("Concord").

BASIS OF PRESENTATION

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

Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

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

PROPERTY AND EQUIPMENT

We acquired $12,339 in property and equipment during the three months ended September 30, 2014. Since the property was acquired after the midmonth of September 2014 we recorded no depreciation expense during the three months ended September 30, 2014. We owned no property at the end of September 30, 2013 and consequently recorded no depreciation expense for the period ended September 30, 2013.

                               CANNAPHARMARX, INC.
                NOTES TO UNAUDITED CONDESED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)

DEFERRED COSTS AND OTHER OFFERING COSTS

Costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other offering costs as at September 30, 2014 or 2013.

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

FINANCIAL INSTRUMENTS

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The fair value of accounts payable and related party loan approximate to their carrying value due to the short maturities of these financial instruments.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs of $90,922 were incurred during the three months ended September 30, 2014, there were no advertising costs for the three months ended September 30, 2013.

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

Our comprehensive loss was identical to our net loss for the three months ended September 30, 2014 and 2013.

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

                               CANNAPHARMARX, INC.
                NOTES TO UNAUDITED CONDESED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)

during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Basic and diluted EPS were identical for the three months ended September 30, 2014 and 2013 as we had no stock options, warrants or convertible debt issued or outstanding during those periods.

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

No stock based compensation was issued or outstanding during the three months ended September 30, 2014 or 2013.

BUSINESS SEGMENTS

We believe that our activities during the three months ended September 30, 2014 and 2013 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

2. GOING CONCERN AND LIQUIDITY
------------------------------

At September 30, 2014, we had $2,440,000 in cash assets but no operating business or other source of income, outstanding liabilities totaling $0 and a stockholders' equity of $2,452,462.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had working capital of $2,440,000 and reported an accumulated equity since Inception (January 1, 2011) of $2,452,000 as at September 30, 2014.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and attempt to complete the "Plan of Reorganization" in order to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

                               CANNAPHARMARX, INC.
                NOTES TO UNAUDITED CONDESED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)

3. ASSETS
---------

As at September 30, 2014 we had $2,440,000 in current assets and $12,300 in fixed assets compared to December 31, 2013, where we had no assets

4. ACCOUNTS PAYABLE
-------------------

As at September 30, 2014, the balance of accounts payable was zero.

5. ACCRUED EXPENSES
-------------------

As at  September  30, 2014,  the balance of accrued  expenses was zero (See Note
6.).

6. RELATED PARTY LOAN
---------------------

At June 30, 2014, the related party loan was released (as of May 9, 2014) by Mr. David J. Cutler, our sole officer, a director and majority shareholder. This loan was retired and settled in the initial transaction where CannaPharmaRX acquired 9,000,000 shares of the Company in exchange for $296,000.

7. COMMITMENTS:
---------------

CAPITAL AND OPERATING LEASES

We had no capital or operating leases outstanding as at September 30, 2014.

LITIGATION

No legal proceedings are currently pending or threatened to the best of our knowledge.

8. RELATED PARTY TRANSACTIONS
-----------------------------

As of May 9, 2014, Mr. Cutler our former officer and a director to whom we owed $234,981 released all claims to this debt.

9. STOCKHOLDERS' EQUITY:
------------------------

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

No shares of preferred stock were issued or outstanding during the three month periods ended September 30, 2014 and 2013.

COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

                               CANNAPHARMARX, INC.
                NOTES TO UNAUDITED CONDESED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2014
                                   (UNAUDITED)


RECENT ISSUANCES

There were 9,000,000 shares issued on May 9, 2014 to CannaPharmaRX in exchange for $296,000. There were 6,070,000 shares issued during the six month period ended September 30, 2014 in exchange for $3,035,000. These shares were placed through a Private Placement Memorandum offered to accredited investors only.

WARRANTS

No warrants were issued or outstanding during the three months ended September 30, 2014 or 2013.

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

No stock options were issued or outstanding during the three months ended September 30, 2014 or 2013.

10. INCOME TAXES
----------------

We have had losses since our Inception (January 1, 2011), and therefore have not been subject to federal or state income taxes since our Inception.

Following our reorganization into a holding company structure and the sales of our subsidiary company, CCAPS, we disposed of the majority of our brought forward net operating losses.

Consequently, effective September 30, 2014, we had NOLS of approximately $797,000, which expire in 2031 and 2033.

11. SUBSEQUENT EVENTS
---------------------

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

OVERVIEW

CannaPharmaRx, Inc. (the "Company") fka Golden Dragon Holding Co. is a publicly quoted shell company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. On May 9, 2014 the Company entered into a "Plan of Reorganization" with CannaPharmaRX, Inc., a Colorado corporation. This plan requires certain events to take place and both companies are engaged in monitoring the progress of these events.

HISTORY

The Company was incorporated as Golden Dragon Holding Co. in the State of Delaware in April 2010 as a wholly owned subsidiary of Concord Ventures, Inc. ("Concord"). In late October 2014, the Company filed with Delaware and changed its name to CannaPharmaRx, Inc.

PLAN OF OPERATIONS

GENERAL BUSINESS PLAN

HISTORY IF CANNAPHARMARX, INC., A COLORADO CORPORATION, OUR SUBSIDIARY

BUSINESS OF OUR COMPANY

We intend to operate our business through our subsidiary.

Our subsidiary, CannaPharmaRX, Inc., a Colorado corporation, is dedicated to advancing endo-cannabinoid science, research, and discovery in the US and worldwide and to work collaboratively to bring novel cannabinoid based products to market in the US and worldwide.

CannaPharmaRX, Inc. ("CannaPharmaRX" or "Company" or "we") was incorporated on April 22, 2014 in the State of Colorado for the purpose to engage in any lawful activity for which corporations may be formed. CannaPharmaRX is dedicated to advancing endo-cannabinoid science, research, and discovery in the US and worldwide and to work collaboratively to bring novel cannabinoid based products to market in the US and worldwide. Upon completion of our Agreement and Plan of Merger with Golden Dragon Holding Co. CannaPharmaRX shall be merged into our wholly-owned subsidiary, CPHR Acquisition Co.

CANNAPHARMARX, INC. OVERVIEW

We have no operating history in our proposed business and no representation is made, nor is there any assurance that our Company will be able to successfully raise the necessary capital.

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

PRODUCT PORTFOLIO

CannaPharmaRX intends to develop a diverse line of cannabinoid based products that will meet the need of the healthcare provider serving the various patient populations needs. Products will be labeled for medical indications, strengths, dosing, safety, as well as route of administration.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had assets of $2,440,000 in cash and $12,300 in fixed assets, no operating business or other source of income, outstanding liabilities totaling $0 and a stockholders' equity of $2,452,000.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the three months ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital surplus of $2,440,000 and reported stockholders' equity since Inception (January 1, 2011) of $2,452,000 as at September 30, 2014.

It is our current intention to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and pursue the Plan of Reorganization as previously noted. There is no assurance that this series of events will be satisfactorily completed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE

During the three months ended September 30, 2014 and 2013, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended September 30, 2014, we incurred $54,806 in general and administrative expenses compared to $21,442 in the three months ended September 30, 2013, an increase of $33,364. The increase was due to increase organization and marketing activities. Advertising expenses were $90,922 in the current quarter as compared to none in the comparable quarter. Management consulting was $259,243 in the current quarter compared to none the prior comparable quarter. Professional fees were $24,852 in the current quarter compared to none in the prior comparable quarter. Travel expenses were $16,681 in the current quarter and none in the comparable prior quarter. All of these variances are attributable to the efforts of the new management team to effectively carry out the "Plan of Reorganization" with CannaPharmaRX in an expeditious manner.

INTEREST EXPENSE

We recognized interest income of $670 during the three months ended September 30, 2014, compared to an expense of $3,735 during the three months ended September 30, 2013, a difference of $3,065. This interest difference relates to the interest accrued on the loans made to us by one of our prior directors. The decrease in the amount of interest between the two periods reflects the fact that the loan was retired in May 2014 with the stock purchase effected by CannaPharmaRX.

PROFIT / (LOSS) BEFORE INCOME TAX

In the three months ended September 30, 2014, we recognized a loss before income tax of ($479,520) compared to a loss before income tax of ($25,177) in the three months ended September 30, 2013, an increase of $454,343 due to the factors discussed above.

PROVISION FOR INCOME TAXES

No provision for income taxes was required in the three months ended September 30, 2014 or 2013 as we generated tax losses both periods.

NET PROFIT / (LOSS) AND COMPREHENSIVE PROFIT / (LOSS)

In the three months ended September 30, 2014, we recognized a net loss of ($479,520) compared to net a loss of ($25,177) in the three months ended September 30, 2013, an increase of $454,343 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the three months ended September 30, 2014 and 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE

During the nine months ended September 30, 2014 and 2013, we did not recognize any revenues and do not anticipate having revenue generating activities in the near future.

During the nine months ended September 30, 2014, we incurred $78,097 in general and administrative expenses compared to $62,154 in the nine months ended September 30, 2013, an increase of $15,943. The increase was due to a reclassification of expense categories in the current quarter. Advertising expenses were $103,766 in the current nine months as compared to none in the prior comparable nine months. Management consulting was $345,628 in the current nine months compared to none the prior comparable nine months. Professional fees were $70,610 in the current nine months compared to none in the prior comparable nine months. Travel expenses were $20,856 in the current nine months and none in the comparable prior nine months. All of these variances are attributable to the efforts of the new management team to effectively carry out the "Plan of Reorganization" with CannaPharmaRX in an expeditious manner.

INTEREST EXPENSE

We recognized interest income of $811 and interest expense of $4,530 during the nine months ended September 30, 2014, compared to an expense of $10,014 during the nine months ended September 30, 2013, a difference of $6,295. This interest difference relates to the interest accrued on the loans made to us by one of our prior directors. The decrease in the amount of interest between the two periods reflects the fact that the loan was retired in May 2014 with the stock purchase affected by CannaPharmaRX.

PROFIT / (LOSS) BEFORE INCOME TAX

In the nine months ended September 30, 2014, we recognized a loss before income tax of ($658,176) compared to a loss before income tax of ($72,168) in the nine months ended September 30, 2013, an increase of $586,008 due to the factors discussed above.

NET PROFIT / (LOSS) AND COMPREHENSIVE PROFIT / (LOSS)

In the nine months ended September 30, 2014, we recognized a net loss of ($658,176) compared to net a loss of ($72,168) in the nine months ended September 30, 2013, an increase of $586,008 due to the factors discussed above.

The comprehensive loss was identical to the net loss in both the nine month periods ended September 30, 2014 and 2013.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

At September 30, 2014, we had assets of $2,440,000 in cash and $12,300 in fixed assets, no operating business or other source of income, outstanding liabilities totaling $0 and stockholders' equity of $2,452,000.

In our financial statements for the fiscal years ended December 31, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our unaudited financial statements for the nine months ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital surplus of $2,440,000 and reported an accumulated equity since Inception (January 1, 2011) of $2,452,000 as at September 30, 2013.

It is our current intention to continue to seek to raise debt and, or, equity financing to fund our ongoing operating expenses and pursue the "Plan of Reorganization" with CannaPharmaRX as previously noted. There is no assurance that this series of events will be satisfactorily completed.

Net cash used in operations for the nine months ended September 30, 2014 was $844,604 compared to $8,736 in the nine months ended September 30, 2013, an increase of $835,868.

In the nine months ended September 30, 2014, our net losses were $658,176 and debt retirement of $292,034.

Cash was used in the acquisition of office equipment of $12,339 during the nine months ended September 30, 2014 with no expenditures as at September 30, 2013.

During the nine months ended September 30, 2014, the Company received $3,331,000 from its financing activities by way of sales of common stock to CannaPharmaRX and investors through a private placement. The Company also retired a related party loan in the amount of $33,934.This was compared to an increase in a loan from a related party in the amount of $8,711 in the nine months ended September 30, 2013.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

We were not subject to any legal proceedings during the three months ended September 30, 2014 or 2013.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

There were no changes in our securities in the three months ended September 30, 2014 or 2013.

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


  Exhibit 101.SCH    XBRL Taxonomy Extension Schema Document (1)

  Exhibit 101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document (1)


  Exhibit 101.DEF    XBRL Taxonomy Extension Definition Linkbase Document (1)


  Exhibit 101.LAB    XBRL Taxonomy Extension Label Linkbase Document (1)

  Exhibit 101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document (1)
------------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CannaPharmaRX, Inc.


Date: November 19, 2014                By: /s/ Gerry Crocker
                                          --------------------------------------
                                          Gerry Crocker
                                          Chief Executive Officer




                                       By: /s/ Gary Herick
                                          --------------------------------------
                                          Gary Herick
                                          Chief Financial Officer
                                          (Principal Accounting Officer)