Form 10-K
period 2014-12-31
CANNAPHARMARX, INC.
filed 2015-03-31
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-27055

CANNAPHARMARX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	27-4635140
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

ONE COLLINS DRIVE, SUITE 100, SALEM BUSINESS CENTER

CARNEYS POINT, NEW JERSEY 08069

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(856) 376-0500

(TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the of the 15,548,407 outstanding shares of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $22,545,190 based upon the last reported sales price on the OTCBB for such date, or $1.45 per share.

The number of shares of the Registrant’s common stock issued and outstanding, as of March 30, 2015 was 17,374,407.

CANNAPHARMARX, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although CannaPharmaRx, Inc. (the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, our ability to raise debt and/or equity to meet ongoing operating expenses, our ability to consummate a merger with CannaPharmaRx, Inc. (Colorado) to create value for our shareholders, as well as other risks set forth throughout this Annual Report on Form 10-K, including under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission (the “SEC”).

Given these risks and uncertainties, readers are cautioned not to put undue reliance on any forward-looking statements. Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statement as a result of new information, events, circumstances or other factors arising or coming to our attention after the date hereof.

PART I

ITEM 1. BUSINESS

SUMMARY

The Company was incorporated as Golden Dragon Holding Co. in the State of Delaware in December 2010 as a wholly owned subsidiary of Concord Ventures, Inc. (“Concord”). In late October 2014, the Company changed its legal name to CannaPharmaRx, Inc. (or “CannaPharmaRx”).

CannaPharmaRx, Inc. (together with its consolidated subsidiaries, the “Company” or “CannaPharmaRx”) is a Delaware corporation whose shares are publicly quoted on the OTCQB operated by the OTC Markets Group, Inc.

Transactions Involving CannaPharmaRx, Inc., a Colorado corporation

On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRx, Inc., a Colorado corporation (“CannaRx”) and David Cutler, the former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, CannaRx purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 restricted shares of the Company’s common stock directly from the Company. As a result of the Share Purchase Agreement, CannaRx is the Company’s largest stockholder.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CannaRx and CPHR Acquisition Corp., a newly formed and wholly owned subsidiary of the Company (“CPHR”), pursuant to which CPHR would be merged with and into CannaRx, resulting in CPHR ceasing its corporate existence and CannaRx becoming a subsidiary of the Company. In the fourth quarter of 2014, in light of the Cohen litigation described in Item 3 (Legal Proceedings) of this report, the parties determined to abandon the Merger Agreement, and the Company and certain shareholders of CannaRx entered into share exchange agreements, as an alternate means of acquiring CannaRx. In anticipation of the settlement of the Cohen litigation, the Company subsequently decided to terminate the share exchange agreements and pursue the consummation of a merger agreement or another transaction on similar terms. By consummating a merger agreement or a similar transaction, the Company intends to cause CannaRx to become a subsidiary of the Company, and to operate its business through CannaRx.

BUSINESS OF OUR COMPANY

We intend to become a pharmaceutical company whose purpose is to advance cannabinoid discovery. Cannabinoids are a class of chemicals active in the endocannabinoid system. We intend to advance endocannabinoid science and research and development and to work to bring novel prescription, personal care, and veterinary cannabinoid-based products to market in the U.S. and worldwide.

We intend to operate our operations in compliance with all applicable federal laws and regulations, including those enforced by the U.S. Drug Enforcement Administration (“DEA”), U.S. Department of Agriculture (“USDA”), U.S. Food and Drug Administration (“FDA”) and U.S. Federal Trade Commission (“FTC”). We are NOT a “marijuana” industry-related marketing or service company attempting to operate outside of federal “marijuana” prohibitions.

Our management understands the wide range of efficacies that the cannabis plant possesses, and is applying the pharmaceutical research, manufacturing and the distribution system that is already in place to provide novel treatments to patients who can benefit from cannabinoid therapies.

We intend to serve the marketplace for drug products in the following therapeutic categories: schizophrenia and other psychotic disorders, oncology, infectious disease, pain management, multiple sclerosis, inflammatory disease, gastrointestinal disorders and ophthalmology.

We have a limited operating history in our proposed business and no representation is made, nor is there any assurance, that our Company will be able to successfully raise the necessary capital required to conduct such operations.

Research & Development and Commercialization Product Portfolio

CannaPharmaRx intends to research, develop and potentially commercialize a diverse line of cannabinoid-based products that will meet the needs of healthcare providers serving various human and veterinary patient population needs. Products will be labeled for medical indications, strengths, dosing and safety, as well as route of administration.

Compounding Pharmacies

We intend to acquire multiple licensed pharmacies and pharmacy compounding centers. Each center will compound non-sterile, standardized and labeled products.

Patient Acquisition

CannaPharmaRx believes that patient acquisition will play an important role in the success of its business. CannaPharmaRx has relationships with specialty pharmacy providers treating patients with diseases requiring concomitant or mono-cannabinoid therapies.

Cannabinoid Sourcing Platform

Once enough clinical and safety data is amassed and CannaPharmaRx understands consumer needs, it intends to outsource, build, acquire or partner with a pharmaceutical manufacturing facility for product development to further ensure consistency of product quality, as well as to control manufacturing costs due to scalable economies.

RECRUIT Registry™ Development and Implementation

We intend to design, develop and implement a longitudinal database metaregistry compendium, branded as the RECRUIT Registry™, for product usage, clinical management and outcomes reporting supported by real-world evidence from data gathering through our monitoring. We completed a software development project for the related registry website in late 2014, but the database is not yet operational.

Post Marketing Surveillance Platform Tools

We intend to design applications to provide healthcare providers with a prescribing and monitoring tool for their patients to track and report the clinical outcomes from their use of cannabinoid products, including the following types of tools:

Physician Portal – Will provide physicians with access to information about common medical conditions, and assist physicians in matching CannaPharmaRx formulary products to the needs of their patients.

Patient Portal – Will allow patients to make product selections based upon disease and available products. Applications designed for hand-held and mobile electronic devices, such as a smart phone or iPad, will allow the patients to report and track their therapies, side effects, and dosage adjustments, as well as disease progress and clinical outcomes.

Pharmacist Portal – Will provide pharmacists with access to data allowing them to provide clinical therapy management of patients on cannabinoid therapy.

Payer Portal – Will provide payers with access to cost-benefit analyses to assist with access, reimbursement and formulary decision for care delivery, quality and anticipated outcomes.

Value Differentiation

We intend to provide licensed healthcare providers with a safe environment for their patients to receive cannabinoid-based products, while being able to develop their own compendium and knowledge of real-world clinical evidence. CannaPharmaRx intends to provide healthcare providers such as physicians and pharmacists with tools to track the results of cannabinoid therapy and document retrospective results. This may allow them to learn and apply intelligence to future prescribing decisions.

Clinical Research and Real World Evidence-based Medicine

We intend to provide cannabinoid-based products and monitor patients in controlled studies as well as real-world environments. We also intend to collaborate with the leading scientific and medical researchers working with cannabinoid-based products and patients.

Public Relations

We intend to establish our operating subsidiary as the new model in the United States for the safe manufacture and distribution of cannabinoid-based products. With the guiding principle of promoting the best interests of patient safety, we intend to communicate with our peers in the pharmaceutical, legal, scientific and medical communities regarding the best practices to use in approaching the development of cannabinoid-based therapies. Publication dissemination will help make known our mission of bringing novel endocannabinoid therapeutics to underserved patient populations through professional and public media relations.

Background – The Science of Endocannabinoids

The recent identification of cannabinoid receptors and their endogenous lipid ligands has triggered an exponential growth of studies exploring the human endocannabinoid system – the largest identified system of receptors in the human body – and its regulatory functions in health and disease. Such studies have been greatly facilitated by the introduction of selective cannabinoid receptor antagonists and inhibitors of endocannabinoid metabolism and transport, as well as mice deficient in cannabinoid receptors or the endocannabinoid-degrading enzyme fatty acid amidohydrolase.

In the past decades, the endocannabinoid system has been implicated in a growing number of physiological functions, both in the central and peripheral nervous systems and in peripheral organs. More importantly, modulating the activity of the endocannabinoid system may have therapeutic promise in a wide range of disparate diseases and pathological conditions, ranging from mood and anxiety disorders, movement disorders such as Parkinson’s and Huntington’s diseases, neuropathic pain, multiple sclerosis and spinal cord injury, to cancer, atherosclerosis, myocardial infarction, stroke, hypertension, glaucoma, obesity/metabolic syndrome, and osteoporosis, among others.

An impediment to the development of cannabinoid medications has been the psychoactive properties of plant-derived or synthetic agonists, mediated by CB1 receptors, which are illegal under federal law and the laws of many states and other jurisdictions. However, this problem does not arise when the therapeutic aim is achieved by treatment with a CB1 receptor antagonist, such as in obesity, and may also be absent when the action of endocannabinoids is enhanced indirectly through blocking their metabolism or transport. The use of selective CB2 receptor agonists, which lack psychoactive properties, could represent another promising avenue for certain conditions.

The abuse potential of plant-derived cannabinoids may also be limited through the use of preparations with controlled composition and the careful selection of dose and route of administration. We believe that the growing number of preclinical studies and clinical trials with compounds that modulate the endocannabinoid system are likely to result in new and entirely legal novel therapeutic approaches in a number of diseases for which current treatments do not fully address patients’ needs.

CannaPharmaRx intends to further develop as well as leverage its commercial, health system and academic relationships, domestically and worldwide, to further explore and exploit the endocannabinoid system (eCS), and commence extensive discovery, research, and development of cannabinoid molecules, potentially offering not only new insights into the mechanisms underlying the therapeutic actions of plant-derived phytocannabinoids, but also producing molecular targets for pharmacotherapy.

Innovative Development of Prescription, Personal Care and Veterinary Products

Prescription Brand Medicines: CannaPharmaRx intends to invest in the due diligence of drug discovery through product registration and approvals by regulatory authorities in the U.S. and abroad. It is the Company’s intent that its products will be vetted through the accepted, proven and rigorous FDA drug research and development process: Discovery, Pre-clinical, Formulation, Proof-of-Concept, Phase I, Phase II, Phase III, and post-marketing Phases IV and V.

There is substantial pre-clinical evidence in the worldwide literature on the effects of cannabinoid substances in animal models. CannaPharmaRx has already undertaken an in-depth analysis into these data to help determine which compounds may be further studied in additional animal models and to move selected compounds into early clinical evaluation in humans.

By developing collaborative relationships and working together through such collaborations with pharmaceutical and biotechnology companies, research and academic institutions, as well as physicians and researchers, both domestically and worldwide, CannaPharmaRx intends to develop both single and combination prescription entity products and bring them to market. CannaPharmaRx intends to develop protocols, apply to institutional review boards, and conduct animal and human Phase I – Phase V clinical trials.

CannaPharmaRx intends to partner with existing organizations that comply with good manufacturing practices (GMP) guidelines for the manufacture of pharmaceutical products and comply with good clinical practices (GCP) guidelines in the conduct of clinical trials. Our goal is to become the worldwide leader in cannabinoid science and in the research, development and commercialization of cannabinoid-based molecules for prescription and personal care drug candidates.

Our purpose is to innovate to bring cannabinoid-based therapies that significantly improve patients’ lives to market. Research and development will be at the heart of our purpose as we work to transform advanced science and technologies into the therapies that matter most.

We intend to focus our efforts in core areas where we believe we will be best positioned to bring needed therapies to patients. This includes chronic inflammatory disease, oncology, pain, neurosciences, and metabolic disorders. All are specialty areas in which our executive team has expertise. We bring differentiated capabilities in medicine design and development, and our approach will be to collaborate in new and dynamic ways with other innovators across the health landscape including academic scientists, patient foundations, governments, other biopharmaceutical companies and treating physicians.

To execute on our commitment, we are developing an extensive international network of prominent scientists in the cannabinoid field and are also hiring a leadership team with extensive experience in developing plant-based prescription pharmaceutical products.

Where advantageous, we plan to enter into license agreements with other pharmaceutical companies. We plan on retaining control over product development and also retaining the manufacturing expertise for our products.

Personal Care and Neutraceutical Product Therapies: CannaPharmaRx intends to establish a cannabinoid sourcing platform that can potentially supply manufacturers with pharmaceutical grade products. We plan to develop strategic relationships and to complete acquisitions that will establish CannaPharmaRx as a global leader in cannabinoid supply. We understand the need to establish a current Good Manufacturing Practice (“cGMP”) facility for packaging, testing, and logistics. CannaPharmaRx sees an opportunity to provide compounding pharmacies with cannabinoid molecules and compounds. CannaPharmaRx also intends to supply the cannabinoid material needs to neutraceutical and personal care industries.

Veterinary products: Current research suggests that many animals have a higher prevalence of endocannabinoid receptors than humans. Given this evidence in animal models, CannaPharmaRx believes cannabinoid therapeutic applications in the veterinary marketplace will be numerous, and development will run parallel to the human prescription program.

Company Vision and Strategy

Our vision is to:

•	Establish CannaPharmaRx within the healthcare community as a global leader in endocannabinoid system (eCS) research and development;

•	Identify, analyze and recommend the appropriate use of cannabinoid molecules in combination with existing and emerging pharmaceutical products;

•	Develop partnerships, licensing and co-marketing agreements with existing pharmaceutical and cannabinoid brands;

•	Develop a diversified cannabinoid product line that meets the needs of healthcare consumers, medical professionals and veterinary providers in all therapeutic categories;

•	Become the leading supplier of trusted and reliable source of pharmaceutical-grade cannabinoid products;

•	Establish national branding and develop a multi-channel distribution network for cannabinoid products;

•	Improve and measure the health outcomes of cannabinoid consumers by capturing real-world data that helps to establish efficacy and safety of cannabinoid therapy; and

•	Strive to produce sustained strong performance and shareholder value.

Our goals are to:

•	Acquire, partner and/or develop best-in-class cannabinoid-based research facilities staffed with leading medical and scientific researchers;

•	Acquire and build a national network of precision compounding pharmacies for first-to-market custom product development strategies;

•	Build a metadata registry to track, measure and report real world cannabinoid therapy and clinical trial outcomes;

•	Support national and state advocacy and lobbying efforts to change legislation and support the appropriate use of cannabinoid products;

•	Support site-of-care migration of underserved patients to licensed, qualified healthcare providers; and

•	Become a financially healthy company delivering value to its shareholders.

The cannabis-related industry is currently undergoing a rapid metamorphosis, from an estimated $30-50 billion dollar U.S. federal and state illegal industry just a few years ago, to a state-regulated (but still federally illegal) estimated $1.53 billion industry. Industry analysts project sales to grow as much as 700% over the next five years, which would make it one of the fastest-growing industries in the US. One possible impediment to growth could be the emergence of regulatory issues, as matters involving purity, quality, dosages, and side effects become better understood.

At the date of this filing, 23 states and the District of Columbia have adopted medical or adult use legislations. Industry analysts estimate 14 more states will follow suit by 2018.

The pharmaceutical industry is a $325 billion U.S. market, with the largest growth coming from the sector known as specialty pharmacy. Specialty pharmaceuticals currently account for $112 billion in U.S. sales, and the industry is expected to grow to 50% of total revenue by 2017. Over 900 specialty products are currently in the pipeline, most to treat cancer, inflammatory disease, HIV/AIDS, epilepsy, Parkinson’s disease, multiple sclerosis, and other rare disorders. CannaPharmaRx intends to leverage its expertise and relationships in the specialty pharmacy industry to facilitate positioning of cannabinoid-based medicines as specialty pharmacy products, within all of the applicable federal regulatory guidelines.

CannaPharmaRx management believes that because of its strong knowledge in both the pharmaceutical and cannabinoid industries, it is in a position to capitalize on the current and future needs of the healthcare and cannabinoid industries to produce viable, consistent, safe medicinal products that are manufactured and distributed through the traditional healthcare system, in full compliance with all applicable federal regulations.

Success Factors

We believe that we must achieve in certain critical areas to facilitate our success, including:

•	Development of consistent product formulations using cannabinoid raw materials;

•	Formation of an extensive endocannabinoid system-based research network;

•	Creation of popular national branding;

•	Formation of U.S. and worldwide multi-channel distribution networks;

•	Developing patient acquisition strategies through specialty pharmaceutical channels;

•	Striving to be a market leader with compounded cannabinoid-based products that may potentially add efficacy and longevity to already commercially-developed national brands; and

•	Successful launch and implementation of our metaregistry compendium, which we have branded the RECRUIT Registry™.

Management Strengths

CannaPharmaRx’s leadership team brings over 150 years of combined expertise in pharmaceutical and proprietary healthcare including extensive knowledge of the global changing landscape for healthcare products and services. We believe our management has strengths, competencies, and proprietary expertise in both pharmaceutical and cannabinoid areas, including but not limited to:

•	Pharmacokinetics/pharmacodynamics;

•	Phase I through Phase V clinical study development;

•	Drug manufacturing/formulation/commercialization;

•	Pharmaceutical industry acquisitions;

•	Customer segmentation;

•	Brand differentiation;

•	Health economics outcomes research (“HEOR”) and Problem/Intervention/Comparison/Outcome (“PICO”) therapy decision making initiatives;

•	Globalization commercialization; and

•	Continuing medical and pharmacy education.

Product and Service Opportunities

CannaPharmaRx intends to focus its operations on four key areas:

•	Endocannabinoid research;

•	Product development and packaging;

•	Distribution channel development and management; and

•	Information technology (“IT”) data and registry.

Each of these business units intends to focus on three areas for marketing and sales of its products:

•	Prescription single entity and combination products;

•	Personal care consumer products; and

•	Veterinary products.

Acquiring/Building Compounding Specialty Pharmacies

Management believes that compounding and specialty pharmacies play a vital role in the pharmacy industry. They are equipped to meet patient needs with customized prescription medicine – an essential service. We believe that compounding pharmacies hold the potential for significantly higher net margins than traditional pharmacies. Additionally, they can provide a conduit for local patient and provider research and development, as well as a gateway to specialty prescribers, which should allow us to better understand and serve the needs of both physicians and consumers.

CannaPharmaRx intends to acquire and/or build specialty compounding pharmacies. We will be mindful of federal and state laws regarding ownership of pharmacies as well as manufacturing facilities and intend to operate in compliance with applicable law.

Management believes that owning and operating compounding centers and/or specialty pharmacies will contribute value in the form of revenue and earnings. Once it begins operating in this area, CannaPharmaRx intends to create a compendium of products and formulations that will be compounded in sterile, local environments to meet the particularized needs of both prescribers and patients. The Company is currently in discussions to acquire such a specialty pharmaceutical compounding business and to obtain the financing to fund this acquisition.

We intend to pursue this strategy because we believe it will allow CannaPharmaRx to:

•	Have a physical footprint in the U.S. with a chain of compounding pharmacies;

•	Produce revenue and earnings from a diversified group of compounding and specialty pharmacies;

•	Explore and exploit local and regional cannabinoid formulations; and

•	Create commercially viable products once they reach a critical mass.

Cannabinoid Development Strategy

CannaPharmaRx’s distribution strategy for cannabinoid medicines is expected to include placing product lines in the following channels: e-commerce sites, mass market internet, retail chains, national and regional chain drugstores, nutraceutical stores and wholesalers. CannaPharmaRx’s senior leadership team has well-established, long-term relationships and access to key decision makers in these markets.

IT Data and Registry

CannaPharmaRx is developing a research and surveillance registry platform designed to link medical prescribers to dispensaries to track patient outcomes in various disease states. CannaPharmaRx is designing a registry platform, branded as the RECRUIT Registry™, to include the following capabilities:

•	Offer the ability to evaluate and, correspondingly, improve clinical outcomes for patients taking concomitant specialty pharmacy medications and cannabinoid products;

•	Offer a platform to collect, standardize and analyze data related to pharmacies, payers, manufacturers and other stakeholders. We would expect this platform can be made available for prescribers, specialty pharmacies, dispensaries, and patients (patient-reported outcomes); and

•	Seek to better enable pharmacists, including those at independent pharmacies, to participate in the rapidly growing market of specialty cannabinoid medication by managing patient outcomes.

We believe that, once our RECRUIT Registry™ platform is operational and a significant amount of clinical and transactional data is being tracked and gathered, we will be well-positioned to communicate outcomes to providers and to leverage the data for purposes of FDA submissions.

Competition

There are other emerging pharmaceutical companies that are exploring cannabinoid-based molecules. These companies have products at all stages of development, from discovery to Phase 3, and launched commercially. CannaPharmaRx expects that products that they develop will be competitive in the marketplace with other products serving the same market sectors. CannaPharmaRx management believes that our team’s experience in bringing products to market will permit the Company to achieve success despite the existence of other developmental companies. CannaPharmaRx will strive to be the first to bring medicines to market in certain therapeutic areas in order to gain a competitive advantage. We believe some of our likely competitors will include:

•	GW Pharmaceuticals PLC – A biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from its proprietary cannabinoid product platform in a broad range of disease areas.

•	Insys Therapeutics, Inc. – A pharmaceutical company with two marketed products, Subsys and Dronabinol SG Capsule, focused on sublingual spray drug delivery technology and dronabinol formulation/manufacturing capabilities, respectively, plus conducting research on other cannabinoid-based products under development.

•	Zynerba Pharmaceuticals, Inc. – A pharmaceutical company dedicated to the development of next-generation synthetic cannabinoid therapeutics formulated for transdermal delivery for patients with significant medical need.

•	Nemus Bioscience Inc. – A biopharmaceutical company focused on the discovery, development and commercialization of cannabis-based therapeutics through a partnership with the University of Mississippi for the treatment of a variety of diseases or symptoms.

•	Easton Pharmaceuticals Inc. – A specialty pharmaceutical company involved in various industries including medical marijuana who also owns, designs, develops, and markets topically-delivered drugs and therapeutic / cosmetic healthcare products.

There are competitors in the cannabinoid pharmaceutical industry with far greater resources, particularly financial and marketing resources, which might compete with our Company. Such resources could overwhelm our Company’s efforts and cause our Company to not meet its stated objectives. See Item 1A (Risk Factors).

Capital Requirements

We expect our capital requirements for limited operations (prior to significant investments in R&D or the completion of any planned acquisitions) in fiscal year 2015 will be as follows:

Research and development	$633,000
General and administrative	1,925,000
Other working capital	309,000

TOTAL	$2,867,000

We may change any or all of the above categories in the execution of our business model. None of the above line items are to be considered fixed or unchangeable. We may need substantial additional capital to support our capital requirements. We have to date not recognized any revenues from our existing operating activities.

We must raise additional funds to support our expected operating plan and our continued operations. We cannot provide any assurances that we will be able to raise such funds or whether we would be able to raise such funds on terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could, depending on the amount borrowed, render the net operating income of any of our planned profitable businesses insufficient to cover the interest burden.

Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

MARKETS, REGULATION AND TAXATION

Regulatory Progress

The prospect for cannabinoid-based pharmaceuticals to be approved through the FDA approval pathway has been the subject of statements from the White House, Congress and the DEA. The White House Office of National Drug Control Policy states on its “Answers to the Frequently Asked Questions About Marijuana” on the White House website that the FDA has recognized and approved the medicinal use of isolated components of the “marijuana” plant and related synthetic compounds. In its June 2012 report titled “Reducing the U.S. Demand for Illegal Drugs,” the U.S. Senate Caucus on International Narcotics Control expressed the view that the development of “marijuana”-based therapeutics through an approved FDA process is the best route to explore. In its April 2013 report titled “The DEA Position on Marijuana,” the DEA expressed support for ongoing research into potential medicinal uses of marijuana’s active ingredients. Our Company intends to focus only on non-THC, hemp based products, which are exempt from the Canadian Controlled Drugs and Substances Act and the Industrial Hemp Regulations promulgated thereunder (although not under U.S. federal law), so long as the THC component is less than .3% (the legal definition of “hemp,” a cultivar of cannabis).

Regulations

DEA Registration and Inspection of Facilities

Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms that comply with DEA regulations to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining the necessary registrations from the DEA may result in delays, which could be substantial. Furthermore, failure to maintain compliance with the U.S. Controlled Substances Act, as amended (the “CSA”), particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

State-Controlled Substances Laws

Individual states have also established controlled substance laws and regulations. Though these controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may place products on their controlled substances schedules. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial marketability of such product. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Clinical Trials

To conduct clinical trials of a preparation with a controlled substance in the United States prior to approval, research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle dispense and obtain the product. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import.

Government Regulation and Product Approval

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The U.S. Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development in the United States typically involves pre-clinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical testing may commence, and adequate, well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with Good Clinical Practice (“GCP”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board “IRB”, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multi-center trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,169,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to twelve months, while most applications for priority review drugs are reviewed in six to eight months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices or cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.

If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA seeking approval of a generic version of that drug.

Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

For a botanical drug, FDA may determine that the active moiety is one or more of the principle components or the complex mixture as a whole. This determination would affect the utility of any 5-year exclusivity as well as the ability of any potential generic competitor to demonstrate that it is the same drug as the original botanical drug.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase — the time between IND submission and NDA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Advertising and Promotion

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices, or cGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

INTELLECTUAL PROPERTY

We currently do not hold any patents or patent applications. We hold one registered trademark, RECRUIT Registry™. This report contains additional trademarks, service marks, or trade names of others. Our use or display of other parties’ trademarks, service marks or trade names is not intended to imply and does not imply a relationship with, or endorsement of, such parties. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants and other advisors to execute confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention provisions. Further, we generally require confidentiality agreements from business partners and other third parties that receive our confidential information.

RESEARCH AND DEVELOPMENT

For the years ended December 31, 2014 and 2013, we spent $589,783 and $0, respectively, on research and development expenses.

EMPLOYEES

As of March 30, 2014, our Company has nine full-time employees, not including external consultants.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR COMPANY AND THE BUSINESS

Our proposed core product line has historically been prohibited by federal and state law and is now subject to a rapidly-changing regulatory regime.

The Company intends to produce a number of cannabinoid-based products. Since the enactment of the CSA in 1970, federal law has designated cannabis as an illicit substance and imposed strict penalties for the use, possession, sale, cultivation and transportation of cannabis. However, in recent years, a number of states and the District of Columbia have decriminalized or legalized the retail sale or use of cannabis, although cannabis remains prohibited in a majority of states. In response to state law developments, the U.S. Department of Justice (the “Justice Department”) issued guidance on August 29, 2013 announcing its revised stance toward prosecutorial enforcement of the federal cannabis ban. The Justice Department intends to refrain from interfering with state-level cannabis regulatory regimes, provided that certain federal enforcement priorities are not violated (e.g., sale of cannabis to minors). However, the Justice Department’s guidance is a nonbinding document that does not restrict the federal government or any state. As a result, the regulatory regime governing the cannabis industry at the federal and state level remains in flux. Further, there is no guarantee that the current trend toward liberalization of U.S. federal and state cannabis laws will continue. Due to the highly unpredictable regulatory environment in which we operate, our Company could be adversely affected by action at the U.S. federal or state level to place additional restrictions on the use or sale of cannabinoid-based products, or by other sudden changes in the U.S. cannabis regulatory regime.

We will be dependent on the success of our products, none of which may receive regulatory approval or be successfully commercialized.

Our success will depend on our ability to successfully commercialize the cannabinoid-based products we plan to develop. However, we may never receive U.S. regulatory approval for any such product we develop. Even if completed clinical trials conducted for U.S. approval of a product we develop show positive results, there can be no assurance that the FDA will approve a pharmaceutical for any given indication for several potential reasons, including failure to follow Good Clinical Practice, or GCP, negative assessment of risk/benefit, unacceptable risk of abuse or diversion, insufficient product quality control and standardization, non-GMP compliant manufacturing facilities, unreliable dose counters, and failure to agree on appropriate clinical endpoints.

Our ability to successfully commercialize our products will depend on, among other things, our ability to:

•	Successfully identify and develop a product;

•	successfully complete pre-clinical and clinical trials;

•	receive regulatory approvals from the FDA and similar foreign regulatory authorities to the extent necessary; and

•	produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of base substances, and formulate our product candidates to permit successful and profitable commercialization.

Our failure with respect to any of the factors above could have a material adverse effect on our business, results of operations and financial condition.

Our products, if developed and approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate significant revenue depends on the acceptance of our products by physicians and patients. We cannot assure you that any products we develop will achieve market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings approved by regulatory authorities in the product label, continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government health care systems and insurance companies, the price of the product, the nature of any post-approval risk management plans mandated by regulatory authorities, competition, and marketing and distribution support. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payers, sales and profitability would be adversely affected.

Medical treatment for patients is and will continue to be expensive. Given the type of products we intend to develop, we expect that many patients and their families will not be capable of paying for our products themselves. There will be no commercially viable market for our products without reimbursement from third-party payers. Additionally, even if there is a commercially viable market, if the level of third-party reimbursement is below our expectations, our business, results of operations and financial condition could be adversely affected.

Third-party payers, such as government programs, including Medicare, or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for medical products and services, and many third-party payers limit coverage of or reimbursement for newly approved health care products. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A current trend in the U.S. health care industry as well as in other countries around the world is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. In particular, third-party payers may limit the covered indications. Cost-control initiatives could decrease the price we might establish for any commercialized product, which could have a material adverse effect on our business, results of operations and financial condition.

Problems in our manufacturing process, failure to comply with manufacturing regulations or unexpected increases in our manufacturing costs could harm our business, results of operations and financial condition.

The manufacturing of our planned products will necessitate compliance with international Good Manufacturing Practice (“GMP”) and other federal and international regulatory requirements. Our ability to successfully manufacture products will involve obtaining botanical raw material from specific cannabinoid plants under highly controlled and standardized conditions, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features. In addition, we will have to ensure consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We will also have to ensure that our batches conform to complex release specifications. If we are unable to manufacture products in accordance with regulatory specifications, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet the current demand for product or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize our products on a timely or cost-competitive basis, if at all. Any problems in our manufacturing process could have a material adverse effect on our business, results of operations and financial condition.

Business interruptions could delay us in the process of developing our product candidates.

We may not be able to identify or acquire at a reasonable cost a suitable manufacturing facility. Loss of access to manufacturing facilities, stored inventory or laboratory facilities through fire or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, could have an adverse effect on our ability to conduct product development activities and to conduct our business. We currently have insurance coverage to compensate us for such business interruptions; however, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory or facilities.

If product liability lawsuits are successfully brought against us, we could incur substantial liabilities and may be required to limit the commercialization of our products.

Although we do not currently have any product candidates in clinical trials or any commercialized products, to the extent we make further progress in product development, we would face potential product liability exposure related to the testing of our product candidates in human clinical trials. We would likely face exposure to claims by an even greater number of persons if we begin marketing and distributing our products commercially in the United States and elsewhere, including those relating to misuse of our product. We may be unable to avoid significant liability if any product liability lawsuit is brought against us. Although we have purchased insurance to cover product liability lawsuits, if we cannot successfully defend ourselves against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates, if such product candidates are approved;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	increased cost of liability insurance;

•	loss of revenue; and

•	the inability to successfully commercialize our products.

We depend upon our senior management and other key personnel and our ability to attract and retain employees.

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Gerry Crocker, our Chief Executive Officer and director. If we lose the services of Mr. Crocker or any other executive officers or significant employees, our business would likely be materially and adversely affected.

Our future success also depends, in part, upon our ability to attract and retain qualified management personnel and other employees. The loss of the services of any member of our senior management or the inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel. Any difficulties in obtaining and retaining qualified officers and employees could have a material adverse effect on our operations.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of cannabinoid products, including validation procedures and regulatory matters. In addition, our products, if successfully developed, will compete with, product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

Failure of our information technology systems could significantly disrupt the operation of our business.

Our ability to execute our business plan and to comply with regulatory requirements with respect to data control and data integrity depends, in part, on the continued and uninterrupted performance of our IT systems. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures or problems arising with respect to any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business.

Legislative or regulatory reform of the health care system in the United States and foreign jurisdictions may affect our ability to profitably sell our products, if approved.

Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the United States and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, the U.S. Patient Protection and Affordable Care Act (as amended, the “PPACA”) substantially changes the way healthcare is financed by both governmental and private insurers.

We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.

The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare and private payors. Our products may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the PPACA and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our ability to generate revenue in the U.S. market and maintain profitability.

We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.

The development of our products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use.

The process from discovery to development to regulatory approval can take several years and drug candidates can fail at any stage of the process. Late stage clinical trials often fail to replicate results achieved in earlier studies. Historically, in our industry more than half of all compounds in development failed during Phase 2 trials and 30% failed during Phase 3 trials. We cannot assure you that we will be able to complete successfully any of our research and development activities. Even if we do complete them, we may not be able to market successfully any of the products or be able to obtain the necessary regulatory approvals or assure that healthcare providers and payors will accept our products. We also face the risk that any or all of our products will not work as intended or that they will be unsafe, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for several years, either directly or through our corporate partners or licensees.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we intend to seek approval of the products we plan to develop and where we market such products, if approved. We will have to adhere to all regulatory requirements including the FDA’s Good Laboratory Practice, cGMP, and GCP requirements. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials.

If any of the products we successfully develop is approved in the United States, it will be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, including both federal and state requirements in the United States. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMP. As such, we and our contract manufacturers (in the event we use contract manufacturers) will be subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of the product, a regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend regulatory approval;

•	suspend any of our ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities, if any; or

•	seize or detain products or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from the products we develop. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our business and our operating results will be adversely affected. Additionally, if we are unable to generate revenue from sales of product, our potential for achieving profitability will be diminished and the capital necessary to fund our operations will be increased.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. We expect to expend significant resources on compliance efforts, but such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty, higher expenses and increase insurance costs. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment might result in increased management and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operations.

If we obtain marketing approval for our products in the United States, we will then be subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us particularly upon successful commercialization of our products in the United States. The Medicare and Medicaid Patient and Program Protection Act of 1987 (as amended, the federal “Anti-Kickback Statute”) makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that practices we adopt may be challenged under the federal Anti-Kickback Statute. False claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. Under the Health Insurance Portability and Accountability Act of 1996, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. In addition, California and a few other states have passed laws that require pharmaceutical companies to comply with the U.S. Department of Health and Human Services’s April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America Code on Interactions with Health Care Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our proposed business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, results of operations and financial condition may be adversely affected.

We have a limited history of operations and we may incur losses.

As a company with a limited operating history, we are subject to all of the risks associated with a new business enterprise. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, especially in challenging and competitive industries. We are unable to give you any assurance that we will generate material revenues or that any revenues generated will be sufficient for us to continue operations or achieve profitability.

We have limited assets and a working capital deficit.

As of the date of this filing, we have limited assets and a substantial working capital deficit. Our success will initially depend upon continuing our business and growing our business by raising the necessary funds to expand operations.

For future additional capital requirements, we may raise capital by issuing equity or convertible debt securities, and if we do, the percentage ownership of our existing stockholders may be diluted.

If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our business.

We may not realize a profit on our business acquisitions in a timely manner, which could materially and adversely affect us.

We intend to acquire other businesses, in particular specialty pharmacy and compounding business. If we complete any such acquisitions, we may not realize a significant cash return if debt service exceeds net operating income on our business acquisitions. Therefore, if any of our business activities are subject to delays or operating losses, our growth may be hindered and our results of operations and cash flows may be adversely affected. In addition, new acquisition activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management. Furthermore, maintaining our management capabilities involves significant expense, including compensation expense for our personnel and related overhead. Therefore, if we do not realize a positive cash flow return on our business activities in order to offset these costs and expenses, we could be materially and adversely affected.

Our ability to use our net operating loss carry forwards will be subject to additional limitation, which could potentially result in increased future tax liability.

As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which, if not utilized, will begin to expire in 2030 for both federal and state purposes. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be further limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock, including in connection with a merger agreement or similar transaction, could cause an “ownership change.” It is possible that any future ownership change could have a material effect on our ability to use our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

We may be subject to litigation in the ordinary course of business.

We have been, and may continue to be, from time to time, subject to various legal proceedings and claims, including those described in Item 3 (Legal Proceedings). Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. We cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and its results of operations.

Conflicts of Interest.

Certain conflicts of interest may exist between our Company and our officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of our Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to our Company. See Item 13 (Certain Relationships, Related Transactions and Director Independence) for a discussion of some potential conflicts that may exist.

Need for Additional Financing.

Our Company has budgeted funds expected to be enough to carry on the proposed business to mid-2015. In the event our Company decides to expand our operations, we may have very limited funds to do so. The ultimate success of our Company will depend upon our ability to raise additional capital. We regularly consider the need for, and seek viable sources of, additional capital. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to our Company. If not available, our Company’s operations will be limited to those that can be financed with its modest capital.

Limited Revenue History.

Our Company is considered in development stage. Our Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

No Assurance of Success or Profitability.

There is no assurance that our Company will ever operate profitably. There is no assurance that we will generate profits, or that the value of our Company’s shares will be increased thereby.

Lack of Diversification.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within our business or industry and therefore increase the risks associated with our operations.

Dependence upon Outside Advisors.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Company’s management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to our Company. In the event our Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

RISKS RELATED TO CONTROLLED SUBSTANCES

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs of 1961 as amended by the 1972 Protocol, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval in those countries for any products we develop. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

At some point the products we develop may be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Certain product candidates we may develop could contain controlled substances as defined in the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time, due to regulatory complications.

RISKS RELATED TO OUR STOCK

We may in the future issue shares which could cause a loss of control by our present management and current stockholders.

We may issue shares of our common stock, including as consideration for the cash or assets or services, that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be that those new stockholders could control our Company, and persons unknown could replace our current management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have not paid dividends but may in the future.

We have not paid dividends on our common stock. While we intend to pay dividends in future after allocating adequate reserves, we do not expect to have sufficient reserves to pay dividends in the foreseeable future and we do not guarantee, commit or undertake that dividends will be paid in the future.

A limited public market exists for our common stock at this time, and there is no assurance of a future market.

There is a very limited public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

The regulation of penny stocks by the SEC may discourage the tradability of our securities.

We are a “penny stock” company. None of our securities currently trade in any market and, if available for trading, will be subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities other than pursuant to a valid exemption. For non-exempt transactions, the broker-dealer must provide the purchaser with a risk disclosure document and certain information regarding the penny stock and broker-dealer’s compensation, approve the purchaser’s account for transactions in penny stocks, make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the U.S. Securities Exchange Act of 1934, as amended (“the Exchange Act”). Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale selling of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level.

Rule 144 sales in the future may have a depressive effect on our stock price.

Our shareholders may be able to use Rule 144 as an exemption for resale, but resales under Rule 144 could have a depressive effect on the market trading price, if any. Investors will have no effective way to combat this.

Our stock will in all likelihood continue to be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock may continue to be thinly-traded on the OTC Bulletin Board or OTCQB under the symbol “CPMD”, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we come to the attention of such persons, they tend to be risk-averse and may be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities prices. We cannot give you any assurance that an active public trading market for our common stock will ever develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or any prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

Our common stock market prices may be volatile, which substantially increases the risk that you may not be able to sell your securities at or above the price that you may pay for the security.

Because of the limited trading market for our common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our securities may suffer greater declines because of our price volatility.

The price of our common stock may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•	Variations in our quarterly operating results;

•	Loss of a key relationship or failure to complete significant transactions;

•	Additions or departures of key personnel; and

•	Fluctuations in stock market price and volume.

On occasion, the stock markets have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance or prospects of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our business is highly speculative and the investment is therefore highly risky.

Due to the speculative nature of our business, it is probable that an investment in shares will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

The ongoing economic downturn and continued uncertainty in the financial markets and other adverse changes in general economic or political conditions may adversely affect our industry, business and results of operations.

The global credit and financial markets have continued to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be future deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, our business and results of operations could be materially and adversely affected.

Potential changes in accounting practices and/or taxation may adversely affect our financial results.

We cannot predict the impact that future changes in accounting standards or practices may have on our financial results. New accounting standards could be issued that change the way we record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect our reported earnings. Increases in direct and indirect income tax rates could affect after tax income. Equally, increases in indirect taxes could affect our products affordability and reduce our sales.

We will rely on third parties for services in conducting our business and any disruption of these relationships could adversely affect our business.

We will have contracts with third parties. If these relationships are disrupted for any reason our results of operation and financial condition could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTIES

We lease approximately 2,000 square feet of office space in Carneys Point, New Jersey.

ITEM 3.	LEGAL PROCEEDINGS

Cohen Litigation

On October 30, 2014, Gary M. Cohen (“Mr. Cohen”), former president, Chief Operating Officer and board member of CannaRx, filed a lawsuit against CannaRx in the Circuit Civil Court of the Thirteenth Judicial District in and for Hillsborough County, Florida, in Division T. On November 11, 2014, the Company sued Mr. Cohen in the U.S. District Court for the District of New Jersey, alleging tortious interference with business relationships and defamation due to publishing fake press releases on the Internet concerning his lawsuit against CannaRx, Inc. et al. The Company seeks damages, punitive damages, costs and attorney’s fees and injunctive relief. On November 26, 2014, Mr. Cohen amended his October 30 complaint naming the Company, CannaRx and certain of their officers and directors as defendants. In his amended complaint, Mr. Cohen alleged various employment-related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, tortious interference with business relationships, unjust enrichment, conspiracy, violations of corporate law regarding his access to internal corporate information, a derivative action on behalf of CannaPharmaRx, Inc. and alleged violations of U.S. federal securities laws, the Sarbanes-Oxley Act of 2002 and the U.S. Internal Revenue Code. Mr. Cohen seeks compensatory damages, disgorgement of corporate profits and distributions, pre-judgment and post-judgment interest and an injunction appointing a receiver for CannaPharmaRx, Inc. Mr. Cohen’s claims arose out of the removal of Mr. Cohen as an officer and director of CannaRx, which occurred on or about October 23, 2014.

All the named defendants in the Florida lawsuit have maintained that Mr. Cohen’s claims and allegations are false and lack legal merit. Following the filing of Mr. Cohen’s amended complaint, the defendants removed Mr. Cohen’s lawsuit from state court in Hillsborough County, Florida—where it was filed originally—to the U.S. District Court in Tampa, Florida. In addition, all of the defendants have filed motions to dismiss Mr. Cohen’s entire lawsuit, which motions are still pending. On March 11, 2015, the District Court ordered the parties to brief the question of whether the District Court has subject matter jurisdiction over the lawsuit. On March 25, 2015, the Company and Mr. Cohen agreed in principle to the terms of a settlement agreement that would resolve the aforementioned lawsuits. As part of that agreement in principle, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of CannaRx for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. In addition, the Company would grant 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the settlement. On March 30, 2015, the partners entered into a settlement and release of claims agreement that incorporates their agreement in principle.

FINRA Action

On January 29, 2015, the Company received a deficiency notice from the Financial Industry Regulatory Authority (“FINRA”), stating that FINRA would not process the Company’s name change from October 2014 due to questions about the Company’s ownership raised in the Cohen litigation described above. The Company appealed the notice, arguing among other things that the ownership of the Company was not at issue in the Cohen litigation. On March 20, 2015, FINRA reversed the deficiency notice and subsequently processed the Company’s request to change its name and trading symbol.

In addition to the above-mentioned matters, we may be subject, from time to time, to various legal proceedings and claims. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. We cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and its results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Shares of our common stock are presently traded on the over-the-counter market on the OTC Bulletin Board maintained by FINRA and are quoted on the OTC Markets’ OTCQB under the trading symbol “CPMD”.

The following table sets forth the range of high and low sales prices for the Company’s common stock for each of the fiscal quarters for the past two years as reported on the OTC Markets’ OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2014:

First Quarter	$0.75	$0.12
Second Quarter	$1.70	$0.40
Third Quarter	$4.98	$1.00
Fourth Quarter	$4.75	$1.70

	High	Low
Year Ended December 31, 2013:

First Quarter	$0.12	$0.10
Second Quarter	$0.18	$0.10
Third Quarter	$0.23	$0.10
Fourth Quarter	$0.15	$0.12

Record Holders.

There were approximately 130 holders of record as of March 30, 2015. A registered stockholder may be a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., PO Box 191767, Atlanta, GA 31119. Their telephone number is (303) 460-1149.

Dividends.

We have not paid or declared cash distributions or dividends on our shares of common stock and do not intend to pay cash dividends in the foreseeable future.

Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Penny Stock Rules.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Recent Unregistered Sales of Securities

On May 9, 2014, the Company issued 9,000,000 shares of restricted stock for the deposit of $296,000 to pay payables and closing expenses of the Company, in connection with the Share Purchase Agreement. The shares were issued in reliance upon Rule 506 of Regulation D under the U.S. Securities Act of 1933, as amended (“Regulation D”).

On May 12, 2014, the Company offered accredited investors 6,000,000 shares at $0.50 per share in a private placement offering which closed in September 2014 with 5,995,000 shares sold for a total of $3,000,000 in gross proceeds. The shares were issued in reliance upon Rule 506 of Regulation D.

In March 2015, the Company offered accredited investors up to 1,500,000 shares at $1.50 per share in a private placement offering. Through March 30, 2015, 303,000 shares were subscribed for a total of $454,500 in anticipated gross proceeds. The shares are being offered, and upon the closing of the offering will be issued, in reliance upon Rule 506 of Regulation D.

See also “EQUITY COMPENSATION PLAN INFORMATION” under Item 12 (“Security Ownership of Certain Beneficial Owners and Management”) of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this Annual Report.

OVERVIEW

About the Company

The Company was incorporated as Golden Dragon Holding Co. in the State of Delaware in December 2010 as a wholly owned subsidiary of Concord Ventures, Inc. (“Concord”). In late October 2014, the Company changed its name to CannaPharmaRx, Inc.

The Company is a publicly quoted company seeking to create value for our shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock. On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRx, Inc., a Colorado corporation (“CannaRx”), and David Cutler, the former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, CannaRx purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 restricted shares of the Company’s common stock directly from the Company.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CannaRx and CPHR Acquisition Corp., a newly formed and wholly owned subsidiary of the Company (“CPHR”), pursuant to which CPHR would be merged with and into CannaRx, resulting in CPHR ceasing its corporate existence and CannaRx becoming a subsidiary of the Company. In the fourth quarter of 2014, in light of the Cohen litigation described in Item 3 (Legal Proceedings) of this report, the parties determined to abandon the Merger Agreement, and the Company and certain shareholders of CannaRx entered into share exchange agreements, as an alternate means of acquiring CannaRx. In anticipation of the settlement of the Cohen litigation, the Company subsequently decided to terminate the share exchange agreements and pursue the consummation of a merger agreement or another transaction on similar terms. By consummating a merger agreement or a similar transaction, the Company intends to cause CannaRx to become a subsidiary of the Company, and to operate its business through CannaRx.

CannaPharmaRx’s purpose is to innovate to bring cannabinoid-based therapies to market that improve patients’ lives. Research and development is at the heart of our mission as we work to transform advanced science and technologies into the therapies that matter most to patients and clinicians. Our executive management team has over 150 years of combined pharmaceutical industry experience developing and marketing prescription products. For more information, please visit www.cannapharmarx.com. The information contained on our website, or accessible thereby, is not a part of this Annual Report on Form 10-K.

The Company operates as a single segment.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2014 Compared To The Fiscal Year Ended December 31, 2013

Revenue

During the years ended December 31, 2014 and 2013, we did not recognize any revenues from our activities. We do not anticipate recognizing revenues in the near future, given that our operational activities are purely administrative in nature.

Research and Development Expenses

During the year ended December 31, 2014, we incurred $589,783 in research and development expenses, compared to no such expenses incurred in the year ended December 31, 2013. Research and development expenses consist mainly of consulting fees, salaries, and fringe benefits including stock-based compensation.

General and Administrative Expenses

During the year ended December 31, 2014, we incurred $1,437,204 in general and administrative expenses, compared to $80,311 we incurred in general and administrative expenses in the year ended December 31, 2013, an increase of $1,356,893. In 2014, general and administrative expenses consisted primarily of consulting fees, salaries and fringe benefits, including stock-based compensation, and legal fees associated both with the legal proceedings outlined under Item 3 of this Annual Report, as well as the acquisition of the Golden Dragon Holding Co. shell company. In 2013, general and administrative expenses were primarily limited to legal and accounting expenses incurred in maintaining our public reporting status.

Legal Settlement Expenses

As more fully described in Item 3, in the fourth quarter of 2014, the former President, Chief Operating Officer and board member of CannaRx, Gary M. Cohen, filed a lawsuit against CannaRx. On March 25, 2015, the Company and Mr. Cohen agreed in principle to the terms of a settlement agreement that will resolve the aforementioned lawsuits. As part of that agreement in principle, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of CannaRx for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a final payment of $10,000 in the eighteenth month. In addition to this $350,000 cash expense, the Company will grant 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the settlement. The value of these shares at the existing market price added an additional non-cash expense of $1,597,500 to the company’s legal settlement expenses for the year ended December 31, 2014. The legal settlement expense accrued for this matter therefore totals $1,947,500 and is reflected in the Company’s 2014 statement of operations.

Operating Loss

In the year ended December 31, 2014, we recognized an operating loss of $3,974,487, compared to an operating loss of $80,311 in the year ended December 31, 2013, a variance of $3,894,176 due to the factors as discussed above.

Interest and Other Income (Expenses) Net

In the year ended December 31, 2014, we incurred net interest expense of $3,946 in interest and other income (expenses) net, compared to $14,095 in the year ended December 31, 2013, an decrease of $10,149. The decrease in interest expense in the year ended December 31, 2014 as compared to the year ended December 31, 2013 reflected the termination in May 2014 of the Company’s obligation under the note payable to the former majority shareholder on May 9, 2014, as well as interest earned on excess funds in 2014.

Loss before Income Tax

In the year ended December 31, 2014, we recognized a loss before income taxes of $3,978,433, compared to loss before taxes of $94,406 in the year ended December 31, 2013, an increase of $3,884,027, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either the year ended December 31, 2014 or 2013 as we incurred taxable losses in both periods.

Net Loss

In the year ended December 31, 2014, we realized a net loss of $3,978,433 compared to a net loss of $94,406 in the year ended December 31, 2013, an increase of $3,884,027, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2014, we used cash of $1,541,106 in our operating activities, compared to $11,017 cash we used in operating activities during the fiscal year ended December 31, 2013, an increase of $1,530,089. During the year ended December 31, 2014 we incurred net losses of $3,978,433 which, after noncash adjustments and changes in operating assets and liabilities, reflected operating usage of $1,541,106. During the year ended December 31, 2013 we incurred net losses of $94,406 which, after adjustment for $60,000 in noncash compensatory loan increases, which were partially offset by a positive movement in operating liabilities of $23,389, reflecting operating usage of $11,017.

During the year ended December 31, 2014, the Company invested $100,721 in new equipment and software and paid a $50,000 deposit against a specialty pharmacy acquisition, for total cash flows used for investing activities of 150,721. No cash was provided by or used in investing activities during the fiscal year ended December 31, 2013.

During the year ended December 31, 2014, we received net proceeds of $3,331,000 from financing activities through the issuance of our common stock in a private placement transaction, while utilizing $33,934 to pay-down related party debt of the previous majority owner. During the year ended December 31, 2013, we received net proceeds from related party debt of $10,992 from the previous majority shareholder.

We had a working capital deficit (current assets less current liabilities) of $290,931 (which includes an offset of $1,597,500 in current liabilities that will be settled in stock) and an accumulated deficit of $21,145,348 as of December 31, 2014.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

It is our current intention to seek debt and/or equity financing to fund ongoing operating expenses and to create value for our shareholders. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company.

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

Our significant accounting policies are described in Note 1 to the financial statements included in this Annual Report. These policies were selected because they require the application of significant management judgment and represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have a large number of stock options outstanding but we do not expect to receive sufficient proceeds from the exercise of these instruments unless and until the trading price of our Common Stock is significantly greater than the applicable exercise prices of the options and warrants for a sustained period of time.

Contractual Obligations and Commercial Commitments

The Company has a non-cancellable operating lease for the office space in which its headquarters is located in Carneys Point, NJ. The term of this lease extends until October 31, 2015. The remaining lease commitments total $36,970 at December 31, 2014. We had no other capital or operating leases outstanding on either December 31, 2014 or 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and stockholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015. However, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements is likely to cause a material impact on our financial condition or the results of our operations.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are filed with this report as described in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 30, 2013, we were informed by Ronald Chadwick, P.C. (“Ronald Chadwick”) that it was terminating its services as our independent registered public accounting firm.

Ronald Chadwick was the independent registered public accounting firm for the Company from January 1, 2011 until November 30, 2013. Ronald Chadwick’s reports on the Company’s financial statements for the twelve month periods ended December 31, 2012 and 2011 and the period from inception (January 1, 2011) to December 31, 2012 (a) did not contain an adverse opinion or disclaimer of opinion, (b) were not modified as to uncertainty, audit scope, or accounting principles, and (c) did not contain any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ronald Chadwick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for the twelve month periods ended December 31, 2012 and 2011, the period from inception (January 1, 2011) to December 31, 2012 and the subsequent interim periods preceding November 30, 2013. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the twelve month periods ended December 31, 2012 and 2011, the period from inception (January 1, 2011) to December 31, 2012 and the subsequent interim periods preceding November 30, 2013 in which Ronald Chadwick served as the Company’s principal independent accountants.

However, the report of Ronald Chadwick dated March 19, 2013 on our financial statements for the twelve month periods ended December 31, 2012 and 2011, and for the period from inception (January 1, 2011) to December 31, 2012 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

On January 20, 2014, we retained KLJ Associates, LLP (“KLJ”) as our independent registered public accounting firm.

We have had no disagreements with either Ronald Chadwick or KLJ with respect to any accounting or financial disclosure issues.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) as of December 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2014 these disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In the fourth quarter of 2014, the Company authorized the entrance into an exchange agreement and representations with certain shareholders of CannaRx. The form of that exchange agreement and representations (the “Exchange Agreement”) is attached to this Annual Report on Form 10-K as Exhibit 10.2. Pursuant to the Exchange Agreement, each CannaRx shareholder party agreed to exchange his or her shares of CannaRx on a one-for-one basis in exchange for shares of common stock of the Company. The Company and the CannaRx shareholder parties subsequently decided to terminate the Exchange Agreements.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 30, 2015, our directors and executive officers are:

Name	Age	Position

Gerald E. Crocker	58	Chief Executive Officer and Director
Christopher P. Schnittker	46	Chief Financial Officer
Mathew Sherwood (1)	37	Director
Gary Herick (2)	51	Director
James Smeeding	65	Director
Robert “Bo” Liess	58	Director
Wendy DiCicco	47	Director
David Pohl	55	Director

(1)	Mr. Sherwood is also the Company’s Vice President of Product Development.
(2)	Mr. Herick resigned as the Company’s Chief Financial Officer effective February 9, 2015. He remains a director of the Company and has also assumed the title of Director of Finance focusing on raising capital and investor relations.

Each of our directors serves a one-year term until his or her successor has been duly elected and qualified. The biographical information of each of our current officers and directors is as follows:

Gerald E. Crocker, Chief Executive Officer since May 9, 2014 and Director since September 23, 2014

Mr. Crocker, age 58, served as Chief Executive Officer of Community Specialty Pharmacy Network, Inc. from May 2010 until January 2013. From October 2007 through April 2010, Mr. Crocker served as Chief Executive Officer of CARE Pharmacies, Inc. From August 2002 until October 2007, Mr. Crocker worked with Cardinal Health, Inc. first as Vice President of Retail National Accounts, then Vice President of Retail Sales East Group and lastly as Vice President of Retail and Alternate Care Northeast Area. Mr. Crocker attended the Northern Michigan University where he obtained a B.S. degree in Administration in 1980. Mr. Crocker enhances the Board of Directors with his experience as a chief executive in the specialty pharmacy industry, as well as a senior executive at a Fortune 17 company.

Christopher P. Schnittker, CPA, Chief Financial Officer since February 9, 2015

Chris Schnittker, age 46, has more than 25 years of financial management, SEC reporting and corporate governance experience in the pharmaceutical, biotechnology and medical device industries. Prior to joining the Company, Mr. Schnittker was employed by Cambrooke Therapeutics, Inc., a privately-held leader in therapeutic medical nutrition based in Boston, from July to December of 2014 as its Chief Financial Officer. Prior to joining Cambrooke, Mr. Schnittker was the Chief Financial Officer of Echo Therapeutics, a NASDAQ-traded medical device company developing its Symphony tCGM System as a non-invasive, wireless, transdermal continuous glucose monitoring system for patients with diabetes and for use in hospital critical care units, from May 2011 to July 2014. Prior to joining Echo, Mr. Schnittker was the Vice President - Administration, Corporate Secretary and Chief Accounting Officer of Soligenix, Inc., an OTC Bulletin Board-traded biotechnology company developing small molecule pharmaceutical products to treat the life-threatening side effects of cancer treatments and serious gastrointestinal diseases, and vaccines for certain bioterrorism agents, from July 2009 to April 2011. Prior to joining Soligenix, Mr. Schnittker was the Vice President and Chief Financial Officer of VioQuest Pharmaceuticals, an OTC Bulletin Board-traded biotechnology company targeting both the molecular basis of cancer and side effects of treatment based in Basking Ridge, NJ, from July 2008 until its dissolution in October 2009. Prior to joining VioQuest, Mr. Schnittker served as Senior Vice President and Chief Financial Officer at Micromet, Inc., a NASDAQ-traded biotechnology company focused on bi-specific antibodies used in treating oncology and inflammatory diseases located in Bethesda, MD and Munich, Germany, from October 2006 to December 2007. Prior to joining Micromet, Mr. Schnittker served as Senior Vice President and Chief Financial Officer at Cytogen Corporation, a NASDAQ-traded specialty pharmaceuticals company focused on antibody-based prostate cancer therapeutics and diagnostics located in Princeton, NJ, from September 2003 to June 2006. Prior to joining Cytogen, Mr. Schnittker was Senior Vice President, Chief Financial Officer and Corporate Secretary of Genaera Corporation, a NASDAQ-traded biotechnology company focused on oncology and respiratory therapeutics based just outside of Philadelphia, PA, from June 2000 to August 2003. Mr. Schnittker has also held previous management positions in accounting, reporting, finance and auditing at GSI Commerce, Rhône-Poulenc Rorer (now part of Sanofi Aventis), and Price Waterhouse (now PricewaterhouseCoopers). Mr. Schnittker received his B.A. degree in Economics and Business, with a concentration in Accounting, from Lafayette College in 1990 and is a certified public accountant actively licensed in the State of New Jersey.

Mathew Sherwood, Vice President of Product Development and Director since October 23, 2014

Mathew Sherwood, age 37, has more than 20 years of experience in healthcare, both in private practice and as a consultant to the industry. Mr. Sherwood worked as a board-certified optician as well as a consultant in both practice management and optical laboratory solutions. As an optician, Mr. Sherwood developed solutions for ophthalmic lens manufacturing and high-performance prescription applications. For most of the last decade Mathew has turned his focus to medical cannabis solutions, developing a variety of cannabis-based formulations, and has a deep understanding of the potential of cannabinoid products. Mr. Sherwood specializes in extraction technologies and the design and manufacturing of delivery systems. He pursued non-degree courses of study in biology at Carl Sandberg College and Knox College. Mr. Sherwood received his board certification as an optician from the American Board of Opticianry in 1998. Mr. Sherwood enhances the Board of Directors with his industry experience and working knowledge of the Company as its Vice President of Product Development.

Gary Herick, Director of Finance and Director since May 9, 2014

Mr. Herick, age 51, has been a licensed securities representative since 1985, involved in different aspects of the business including: IPOs, retail accounts, investment advisory accounts, commodities, alternative investments and venture capital funding. In addition to being an employee and director of the Company, he also serves as Vice President of Finance, Secretary and as a director of Hinto Energy, Inc. From 2001 to 2005, he handled accounts as a registered investment advisor specializing in alternative investments and stock analysis for managed accounts with Herick Asset Management. Mr. Herick resigned as the Company’s Chief Financial Officer effective February 9, 2015. He remains a director of the Company and has assumed the title of Director of Finance focusing on raising capital and investor relations. Mr. Herick enhances the Board of Directors with not only his securities background, but also provides the Board with his knowledge and experience in venture capital.

James Smeeding, Director since June 1, 2014

Mr. Smeeding, RPh, MBA, age 65, Vice President of Professional Services for CannaPharmaRx, is also the executive director of the National Association of Specialty Pharmacy (NASP) as well as a board member of the National Association of Cannabis Pharmacy (NACP). Over the past 40 years his practice orientation has been in hospital pharmacy, clinical services design, home infusion therapy, managed care services, disease management and specialty pharmacy. He is a skilled corporate pharmaceutical executive having developed and led five successful companies through initial funding to sale. Mr. Smeeding is a consultant to clients in a broad spectrum of pharmacy affairs, as well as pharmaceutical and medical device companies. His pharmacy degree is from the University of Buffalo and his MBA is from the University of Texas. Mr. Smeeding graduated with a pharmacy degree from the University of Buffalo in 1972 and earned his MBA degree at the University of Texas in 1989. Mr. Smeeding enhances the Board of Directors with his industry expertise and corporate development experience.

Robert “Bo” Liess, Director since June 1, 2014

Mr. Liess, age 58, serves as Executive Vice President of Choice HR and has served in that capacity since 2013 until present. From 2008 until 2013, he was an independent investor in various start-up businesses from banks to energy and related businesses. In 2001, Mr. Liess started, owned and operated professional employer plans until he sold the company in 2008. Mr. Liess graduated from Gettysburg College with an academic emphasis on political science in 1977. Mr. Liess brings to the Board a wealth of experience in start-up businesses and capital-raising.

Wendy DiCicco, Director since February 27, 2015

Wendy DiCicco, age 47, is currently an independent consultant serving a number of clients in the orthopedic and pharmaceutical industries. Ms. DiCicco most recently served as Vice President, Chief Financial Officer and Treasurer of Nuron Biotech, Inc., a privately-held biotech company, developing specialty biologics and marketing vaccines for the prevention and treatment of infectious and neurodegenerative disease. Prior to Nuron, Ms. DiCicco served as Chief Financial Officer of Quench USA, a privately-held leading provider of purified water solutions, and of Globus Medical, Inc., a medical device company focused on the design, development and commercialization of musculoskeletal implants. Prior to that, Ms. DiCicco spent 12 years with Kensey Nash Corporation, a publicly-traded medical technology company specializing in cardiology and orthopedics, where she served as Chief Financial Officer. Ms. DiCicco also serves on the board of directors of II-VI, Incorporated, a public company, where she was elected in 2006 and serves on the Audit (Chair), Compensation and Governance and Nominating Committees. Ms. DiCicco started her career at Deloitte & Touche, LLP, where she was an Accounting and Audit Manager before beginning her career as an industry executive. Ms. DiCicco graduated from Philadelphia College of Textiles and Science with a B.S. degree in Accounting. Ms. DiCicco is a Certified Public Accountant in the Commonwealth of Pennsylvania and is a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants and the CFO Alliance. Ms. DiCicco is a National Association of Corporate Directors (NACD) Governance Fellow and a member of Women Corporate Directors. Ms. DiCicco adds financial reporting and management skills to our board through her experience with a large public accounting firm and as the CFO of both public and private companies.

David Pohl, Director since February 27, 2015

David Pohl, age 55, brings over 30 years of leadership experience in healthcare-related businesses to the CannaPharmaRx Board. Currently, he is an Executive Vice President with TridentUSA Health Services, the leading national provider of bedside diagnostic and laboratory services. Prior to this position, he was the Chief Operating Officer of MobilexUSA, the largest operating company within TridentUSA Health Services. David held a number of senior management positions at Cardinal Health, including his role as the Senior Vice President of Retail National Accounts where he had responsibility for $45 billion in annual revenue for the pharmaceutical distribution business. Prior to joining Cardinal, he was with Dentsply International, a manufacturer of dental and other consumable healthcare products. He held the position of National Sales Manager in the U.S. before moving to the role as the Managing Director of Dentsply’s Australian operations, based in Melbourne, Australia. He also held management positions with

Hill-Rom/Support Systems International and American Hospital Supply Corporation and is currently a member of the Advisory Board of ProactiCare LLC. David holds a B.A. from Bucknell University with a double major in biology and geology. Mr. Pohl brings to the Board valuable healthcare industry experience and expertise, as well as seasoned leadership with respect to generating revenue streams.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a compensation committee or audit committee.

Our board of directors reviews and decides the compensation, including bonuses, of our officers and administers awards of stock option compensation.

The functions of an audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee, our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and its audit report; and reviewing management’s administration of the system of internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements, except that Gerry Crocker, Gary Herick and Mathew Sherwood each failed to file a required Form 4 Statement of Changes of Beneficial Ownership of Securities report in connection with grants of options to purchase the Company’s common stock issued to each of them on November 1, 2014.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

In 2014, we adopted a corporate Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our principal executive officer, principal accounting officer, and all persons performing similar functions, and we distributed this document to all employees then. We now ask all new employees to acknowledge in writing their receipt and understanding of this document as part of the hiring process. Our Code of Ethics is publicly available on our Internet website at http://cannapharmarx.com/wp-content/uploads/2014/12/Business_Code_of_Conduct.pdf.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company’s most highly compensated executive officers for the fiscal year ended December 31, 2014 and 2013 (the “Named Executive Officers”):

SUMMARY EXECUTIVE COMPENSATION TABLE

In Dollars

Name and Position	Year	Salary ($)		Bonus ($)		Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)

Gerald E. Crocker,	2014	$25,000	(4)	—		—	$2,173,367	(1)	—	—	$51,644	(6)	$2,250,011
Chief Executive Officer

Gary Herick,	2014	$25,000	(4)	$55,000	(5)	—	$2,173,367	(1)	—	—	$76,526	(6)	$2,329,893
former Chief Financial Officer (2)

David J. Cutler,	2014	$15,000		—		—	—		—	—	—		$15,000
former Chief Executive Officer and Chief Financial Officer (3)	2013	$60,000		—		—	—		—	—	—		$60,000

(1)	Subject to vesting over three years, one-third for each year of service. Represents valuation of options to purchase 750,000 shares of company common stock at an exercise price of $3.78 per share granted on November 1, 2014, based on Black-Scholes modeling, as discussed in Note 1 to the Company’s financial statements included with this report.
(2)	Mr. Herick resigned as Chief Financial Officer effective February 9, 2015.
(3)	Mr. Cutler resigned May 9, 2014.
(4)	The Company instituted a formal payroll effective November 1, 2014, coincident with the establishment of the new corporate office headquarters in Carneys Point, NJ. Both active executives listed above are currently being compensated at a base annual salary of $150,000 each. Prior to the establishment of the formal payroll in November, 2014, all executive compensation was in the form of management consulting arrangements paid either to the executives themselves, or their third-party consulting firms. Management consulting payments are reflected in “All Other Compensation.”
(5)	Mr. Herick also received bonus payments in 2014 for the successful acquisition of Golden Dragon Holding Co. and for the successful completion of the Company’s 2014 private placement offering.
(6)	All other compensation includes management consulting fees paid to the consulting firms owned by Mr. Crocker ($50,000) and by Mr. Herick ($55,000) as well as all corporate expenses associated with any other benefits such as automobile allowances, health insurance premiums, life and disability insurance premiums, and outside office expenses.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the year ended December 31, 2014:

Name	Fees Earned Or Paid-in Cash ($)	Stock Awards ($)	Options Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Gerald E. Crocker	—	—	$2,173,367	(1)	—	—	$76,644	(2)	$2,250,011
Gary Herick	—	—	$2,173,367	(1)	—	—	$156,526	(2)	$2,329,893
Mathew Sherwood	—	—	$2,173,367	(1)	—	—	$74,234	(2)	$2,247,601
James Smeeding	—	—	$2,173,367	(1)	—	—	$70,144	(2)	$2,243,511
Robert “Bo” Liess	—	—	—		—	—	—		—
David J. Cutler (3)	—	—	—		—	—	$15,000		$15,000
Redgie Green (3)	—	—	—		—	—	—		—
Gary Cohen (4)	—	—	—		—	—	$75,000	(2)	$75,000

(1)	Each of these directors also served as executives and officers with the Company in 2014. As such, each were issued 750,000 options subject to vesting over three years, one-third for each year of service, exercisable at an exercise price of $3.78 per share granted on November 1, 2014. Valuation of options awards was based on Black-Scholes modeling, as discussed in Note 1 to the Company’s financial statements included with this report.
(2)	Each of the directors who also served as executives and officers of the Company during 2014 was provided an annual base compensation of $150,000 as an employee/consultant. Prior to November 1, 2014, all were compensated as an independent consultant. Formal employment status commenced on November 1, 2014.
(3)	Mr. Cutler and Mr. Green resigned as directors effective as of May 31, 2014.
(4)	Mr. Cohen was a director through December 4, 2014, and compensated as an independent consultant through October 2014.

The Company does not pay any directors fees for meeting attendance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding equity awards for each named executive officer outstanding as of December 31, 2014:

	Option Awards
Name and Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Gerald E. Crocker, Chief Executive Officer (1)	—	750,000	$3.78	11/1/2024
Gary Herick, former Chief Executive Officer (1)	—	750,000	$3.78	11/1/2024
David J. Cutler, former Chief Executive officer and Chief Financial Officer	—	—	—	—

(1)	These options vest over three years, one-third for each year of service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock, as of March 30, 2015, as well as the number of shares such persons would have held as of March 30, 2015 if we had consummated a merger or similar transaction through which CannaRx became a subsidiary of the Company, by:

•	each person who is known by us to own beneficially more than 5% of our outstanding common stock,

•	each of our named executive officers and directors, and

•	all executive officers and directors as a group.

Unless otherwise indicated, all shares are held by the person named and are subject to sole voting and investment by such person.

As of March 30, 2015 there are currently 100,000,000 common shares authorized and 17,374,407 shares are issued and outstanding.

Name and Address of Beneficial Owner (1)	Actual		Pro Forma(2)
	Amount and Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned	Amount and Nature of Beneficial Ownership	Percentage of Shares Beneficially Owned
CannaPharmaRx, Inc. (Colorado)	10,421,120	59.98%	-0-	0%

Gerald E. Crocker, Chief Executive Officer and Director(3)	10,421,120	0%	1,250,000	7.19%

Gary Herick, Director of Finance and Director(3)	10,421,120	0%	2,250,000	12.95%

James Smeeding, Executive Vice President of Professional Services and Director	-0-	0%	1,250,000	7.19%

Robert “Bo” Liess, Director	-0-	0%	800,000	4.60%

Matthew Sherwood, Vice President of Product Development and Director	-0-	0%	1,130,00	6.50%

Wendy DiCicco, Director	-0-	0%	-0-	0%

David Pohl, Director	300,000	1.73%	300,000	1.73%

All directors and executive officers as a group (7 persons) (not including unvested options)	10,721,120	61.7%	6,980,000	40.17%

(1)	Unless, otherwise indicated, the address is One Collins Drive, Suite 100, Salem Business Center, Carneys Point, NJ 08069-3640.
(2)	This presentation assumes completion of a merger or similar transaction through which CannaRx would become a subsidiary of the Company. Upon completion of such merger or similar transaction, it is contemplated that the shares of common stock of the Company held by CannaRx would be surrendered and deemed retired to the Company’s treasury stock. Additionally, each shareholder of CannaRx would be issued, in exchange for its shares of CannaRx, a number of shares of the Company’s common stock equal to the number of shares of CannaRx that it owns immediately prior to effectiveness of the transaction. No merger or similar transaction has been completed to date and such completion cannot be assured.
(3)	Mr. Crocker and Mr. Herick are directors and officers of CannaRx and may be deemed beneficial owners of the shares of common stock of the Company owned by CannaRx.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted an equity compensation plan, but on November 1, 2014, the Company granted each employee options to purchase shares of Common Stock of the Company. The options vest over three years, one-third for each year of service, exercisable at an exercise price of $3.78. See Note 9 to the Company’s financial statements included with this report.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has determined that directors Robert “Bo” Liess, Wendy DiCicco and David Pohl are each “independent” as defined by applicable listing standards of the Marketplace Rules of the NASDAQ Global Market and the SEC rules. In fiscal 2014, the board of directors met 5 times and did not meet in executive session during the year.

Related-Party Transactions

On May 9, 2014, Mr. Cutler, our former Officer and a director, to whom we owed $234,981 on a related-party loan, released all claims as to this debt. This loan was retired and settled in the share purchase transaction where CannaRx acquired 9,000,000 shares of the Company in exchange for $296,000. Mr. Cutler’s interest in this transaction was $146,000. Additionally, on May 9, 2014, CannaRx also acquired 1,421,120 shares directly from Mr. Cutler in exchange for $54,000. In total, on May 9, 2014, Mr. Cutler received $200,000 in full payment of both his related-party loan and for 1,421,120 shares of Golden Dragon Holding Co. During 2014, the largest amount of principal outstanding on the loan was $234,981. The rate of interest payable on the loan was 8%. All related-party debt, including all accrued interest, was relieved in the May 9, 2014 Share Purchase Agreement among Golden Dragon Holding Co, David J. Cutler and CannaRx.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CannaRx and CPHR Acquisition Corp., a newly-formed and wholly owned subsidiary of the Company (“CPHR”), pursuant to which CPHR would be merged with and into CannaRx, resulting in CPHR ceasing its corporate existence and CannaRx becoming a subsidiary of the Company. In light of the Cohen litigation described in Item 3 (Legal Proceedings) of this report, the parties determined to abandon the Merger Agreement.

In the fourth quarter of 2014, the Company authorized the entrance into an exchange agreement and representations with certain shareholders of CannaRx. The form of that exchange agreement and representations (the “Exchange Agreement”) is attached to this Annual Report on Form 10-K as Exhibit 10.2. Pursuant to the Exchange Agreement, each CannaRx shareholder party agreed to exchange his or her shares of CannaRx on a one-for-one basis in exchange for shares of Common Stock of the Company. The Company and the CannaRx shareholder parties subsequently decided to terminate the Exchange Agreement.

CannaRx stockholders, including those party to such Exchange Agreements, include certain of our directors and officers. The table below sets forth the CannaRx stockholders who are related parties of the Company and the number of shares of CannaRx they own as of March 30, 2015:

Name	Title	Number of Shares
Gerald E. Crocker	Chief Executive Officer and Director	1,250,000
Gary Herick	Former Chief Financial Officer, Current Director of Finance, and Director	2,250,000
James Smeeding	Director	1,250,000
Mathew Sherwood	Vice President of Product Development and Director	1,130,000
Gary Cohen	Former Chief Operating Officer and Former Director	2,250,000

Before November 1, 2014, the Company had no employees. Until that date, the officers of the Company were outside consultants who were paid monthly consulting fees, in some cases to the consulting companies they owned, based on an annual consulting fee of $150,000. No such officer was party to a written consulting agreement with the Company. Pursuant to such arrangements, the following officers were paid the following consulting fees during 2014:

Name	Title	Amount
Gerald E. Crocker, 100% owner of GEC Consulting, LLC	Chief Executive Officer and Director	$50,000
Gary Herick, 100% owner of Arrowhead Consulting, LLC	Former Chief Financial Officer, Current Director of Finance, and Director	$55,000
Mathew Sherwood	Vice President of Product Development and Director	$48,000
Gary Cohen	Former Chief Operating Officer and Former Director	$75,000

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KLJ & Associates, LLP (“KLJ”) is the Company’s current principal auditing accounting firm. On January 20, 2014, the Company retained KLJ after it was informed by Ronald Chadwick, P.C. that it was terminating its services as the Company’s independent registered public accounting firm.

The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining KLJ’s independence. The engagement of our independent registered public accounting firm was approved by our Board of Directors prior to the start of the audits of our consolidated financial statements for the years ended December 31, 2013 and 2014.

The following tables represent aggregate fees billed to the Company for the years ended December 31, 2014 and 2013 by KLJ or by Ronald Chadwick, P.C.

Audit Fees Billed by KLJ & Associates, LLP

The following table presents fees for professional audit services and fees billed for other services rendered by KLJ & Associates, LLP (“KLJ”) for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$4,500	$-0-
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	7,500	-0-

Total	$12,000	$-0-

Audit Fees. Audit fees for 2014 consisted of fees for audit and audit and tax services related to the review of our 2013 annual report on Form 10-K and fees associated with our annual audit. There were no fees for the category “Audit Fees” incurred with KLJ in 2013.

Audit-Related Fees. There were no fees for the category “Audit-Related Fees” in 2014 and 2013.

Tax Fees. There were no fees for the category “Tax Fees” in 2014 and 2013.

All Other Fees. All other fees for 2014 consisted of fees for the review of our quarterly reports on Form 10-Q and other regulatory filings. There were no fees for the category “All Other Fees” incurred with KLJ in 2013.

Audit Fees Billed by Ronald Chadwick, P.C.

The following table presents fees for professional audit services and fees billed for other services rendered by Ronald Chadwick, P.C. (“Chadwick”) for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$-0-	$3,250
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	4,500

Total	$-0-	$7,750

Audit Fees. There were no fees for the category “Audit Fees” in 2014 from Ronald Chadwick, P.C. Audit fees for 2013 consisted of audit work performed in the preparation of our 2012 financial statements and audit and tax services and fees related to the review of our 2012 annual report on Form 10-K.

Audit-Related Fees. There were no fees for the category “Audit-Related Fees” in 2014 and 2013.

Tax Fees. There were no fees for the category “Tax Fees” in 2014 and 2013.

All Other Fees. There were no fees from Ronald Chadwick, P.C. for the category “All Other Fees” in 2014. In 2013, these fees represent the review of our quarterly reports on Form 10-Q and other regulatory filings.

Pre-Approval Policies and Procedures

Our Board has established a policy that requires it to pre-approve all services provided by the Company’s independent registered public accounting firm and the fees for such services. The prior approval of our Board was obtained for all services provided by KLJ and Chadwick. Audit fees for 2014 and 2013 consisted of audit and tax services and other fees related to the review of our annual audit and the review of our quarterly reports on Form 10-Q and other regulatory filings.

All audit work was performed by the auditors’ full time employees.

In the absence of an audit committee, the Board of Directors considers whether, and determines that, the auditor’s provision of non-audit services would be compatible with maintaining the auditor’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1. Financial Statements

The financial statements of CannaPharmaRx, Inc. listed below are filed as part of this report for the year ended December 31, 2014:

2. Financial Statements Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits

The exhibits filed or furnished with this report are set forth on the Exhibit Index immediately following the signature page of this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CannaPharmaRx, Inc.

Date: March 31, 2015	By:	/s/ Gerald E. Crocker
Gerald E. Crocker, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Christopher P. Schnittker
Christopher P. Schnittker, Chief Financial Officer (Principal Accounting Officer)

POWER OF ATTORNEY

The undersigned officers and directors of CannaPharmaRx, Inc. hereby severally constitute Gerald E. Crocker and Christopher P. Schnittker our true and lawful attorneys, with full power to him, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable CannaPharmaRx, Inc. to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2015	By:	/s/ Mathew Sherwood
Mathew Sherwood, Director

	By:	/s/ Gary Herick
Gary Herick, Director

	By:	/s/ James Smeeding
James Smeeding, Director

	By:	/s/ Robert “Bo” Liess
Robert “Bo” Liess, Director

	By:	/s/ Wendy DiCicco
Wendy DiCicco, Director

	By:	/s/ David Pohl
David Pohl, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders CannaPharmaRx, Inc.(f/k/a Golden Dragon Holding Co.).

We have audited the accompanying balance sheets of CannaPharmaRx (f/k/a Golden Dragon Holding Co.) (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. CannaPharmaRx, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CannaPharmaRx, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

March 31, 2015

1660 Highway 100 South

Suite 500

St. Louis Park, MN 55416

630.277.2330

CANNAPHARMARX, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$1,605,239	$—
Prepaid expenses	44,102	—

Total current assets	1,649,341	—

Fixed Assets:
Furniture and fixtures, net of $3,020 in accumulated depreciation	97,701	—
Deposit on specialty pharmacy acquisition	50,000	—

Total Assets	$1,797,042	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$137,772	$52,206
Accrued legal settlement payable in cash - current portion	205,000	—
Accrued legal settlement payable in stock	1,597,500	—
Accrued interest payable - related party	—	25,894
Related party loan	—	213,934

Total current liabilities	1,940,272	292,034

Accrued legal settlement payable in cash - noncurrent portion	145,000	—

Total Liabilities	2,085,272	292,034

Stockholders’ Equity
Preferred stock; $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,374,407 and 2,384,407 issued and outstanding, respectively	1,737	238
Additional paid in capital	20,855,381	16,874,643
Retained deficit	(21,145,348)	(17,166,915)

Total Stockholders’ Equity	(288,230)	(292,034)

Total Liabilities and Stockholders’ Equity	$1,797,042	$—

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2014	2013

Revenue	$—	$—

Operating Expenses:
Research and development	324,149	—
General and administrative	1,123,273	80,311
Legal settlement expense	1,947,500
Stock-based compensation:
Research and development	265,634	—
General and administrative	313,931	—

Total operating expenses	3,974,487	80,311

Income (loss) from operations	(3,974,487)	(80,311)

Other income (expense)
Interest income (expense) net	(3,946)	(14,095)

Other income (expense) net	(3,946)	(14,095)

Income (loss) before provision for income taxes	(3,978,433)	(94,406)
Provision (credit) for income tax	—	—

Net income (loss)	$(3,978,433)	$(94,406)

Net income (loss) per share
(Basic and fully diluted)	$(0.36)	$(0.04)

Weighted average number of common shares outstanding	11,068,869	2,384,407

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in Capital	Retained Deficit	Stockholders’ Equity (Deficit)
	Shares	Dollars
Balance, December 31, 2012	2,384,407	$238	$16,874,643	$(17,072,509)	$(197,628)

Net loss	—	—	—	(94,406)	(94,406)

Balance, December 31, 2013	2,384,407	238	16,874,643	(17,166,915)	(292,034)

CPRX acquisition	9,000,000	900	295,100	—	296,000
Debt relief in sale	—	—	71,672	—	71,672
Common stock sold	5,990,000	599	3,034,401	—	3,035,000
Stock-based compensation	—	—	579,565	—	579,565
Net loss	—	—	—	(3,978,433)	(3,978,433)

Balance, December 31, 2014	17,374,407	$1,737	$20,855,381	$(21,145,348)	$(288,230)

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2014	2013

Cash Flows From Operating Activities:
Net income loss	$(3,978,433)	$(94,406)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation expense	3,020	—
Stock-based compensation expense	579,565	—
Compensatory loan increases/(decreases)	(180,000)	60,000
Noncash write-off of related party loan	71,672	—
Legal settlement payable in stock	1,597,500	—

Changes in operating assets & liabilities:
(Increase)/decrease in prepaid expenses	(44,102)	—
Increase/(decrease) in accounts payable and accrued expenses	290,566	8,694
Increase/(decrease) in accrued interest payable - related party	(25,894)	14,695
Increase/(decrease) in non-current legal settlement payable	145,000	—

Net cash provided by (used for) operating activities	(1,541,106)	(11,017)

Cash Flows From Investing Activities:
Purchase of fixed assets	(100,721)	—
Deposit paid toward Specialty Pharmacy acquisition	(50,000)	—

Net cash provided by (used for) investing activities	(150,721)	—

Cash Flows From Financing Activities:
Proceeds from (paydowns of) related party loans	(33,934)	10,992
Proceeds from sales of common stock	3,331,000	—

Net cash provided by (used for) financing activities	3,297,066	10,992

Net Increase (Decrease) In Cash	1,605,239	(25)

Cash At The Beginning Of The Period	—	25

Cash At The End Of The Period	$1,605,239	$—

Schedule of Non-Cash Investing and Financing Activities

Related party loans	$(71,672)	$60,000

Supplemental Disclosure

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BUSINESS

The Company was incorporated as Golden Dragon Holding Co. in the State of Delaware in December 2010 as a wholly owned subsidiary of Concord Ventures, Inc. (“Concord”). In late October 2014, the Company changed its legal name to CannaPharmaRx, Inc. (or “CannaPharmaRx”).

CannaPharmaRx, Inc. (together with its consolidated subsidiaries, the “Company”) is a Delaware corporation whose shares are publicly quoted on the OTCQB operated by the OTC Markets Group, Inc. We are a development stage enterprise in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities.” We have been in the development stage since our inception on January 1, 2011 (“Inception”).

On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRx, Inc., a Colorado corporation (“CannaRx”), and David Cutler, the former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, CannaRx purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 restricted shares of the Company’s common stock directly from the Company. As a result of the Share Purchase Agreement, CannaRx is the Company’s largest stockholder.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CannaRx and CPHR Acquisition Corp., a newly formed and wholly owned subsidiary of the Company (“CPHR”), pursuant to which CPHR would be merged with and into CannaRx, resulting in CPHR ceasing its corporate existence and CannaRx becoming a subsidiary of the Company. In the fourth quarter of 2014, in light of the Cohen litigation described in Item 3 (Legal Proceedings) of this report, the parties determined to abandon the Merger Agreement, and the Company and certain shareholders of CannaRx entered into share exchange agreements, as an alternate means of acquiring CannaRx. In anticipation of the settlement of the Cohen litigation, the Company subsequently decided to terminate the share exchange agreements and pursue the consummation of a merger agreement or another transaction on similar terms. By consummating a merger agreement or a similar transaction, the Company intends to cause CannaRx to become a subsidiary of the Company, and to operate its business through CannaRx.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. Certain amounts in prior periods have been reclassified to conform to current presentation.

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

We acquired $100,721 in property and equipment during the year ended December 31, 2014. Of this amount, $50,000 represents the capitalized cost of our proprietary RECRUIT RegistryTM website development for cannabinoid medicines. This patient registry project was completed in the fourth quarter of 2014 and will not become operational until early 2015. Accordingly, no depreciation expense was recorded against this capitalized cost in 2014. In addition to the investment in our patient registry, another $50,721 was invested in office and computer equipment, primarily in the fourth quarter and coincident with the establishment of the Company’s new headquarters in Carneys Point, New Jersey on November 1, 2014. Depreciation expenses totaled $3,020 in 2014 and have been calculated using the straight line method over the estimated useful lives of the respective assets, ranging from three to seven years.

DEFERRED COSTS AND OTHER OFFERING COSTS

Costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company in 2014. These costs where applied as internal operational expenses in 2014. We had no deferred costs and other offering costs as of either December 31, 2014 or December 31, 2013. However, future costs associated with raising capital, be it debt or equity, may more likely be incurred as a direct variable cost with third parties. Our intent is to initially defer these costs and ultimately offset against the proceeds from these capital or financial transactions if successful, or expensed if the proposed financial transaction is unsuccessful.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required.

FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:	Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments.

Level 3:	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments and long-term derivative contracts.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2014 and 2013, the Company does not have any assets or liabilities which could be considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the years ended December 31, 2014 or 2013.

FINANCIAL INSTRUMENTS

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with exact precision. The fair value of the Company’s financial instruments, which include cash, prepaid expenses, accounts payable and the related party loan, each approximate their carrying value due either to their short length to maturity or interest rates that approximate prevailing market rates.

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

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $138,004 were incurred during the year ended December 31, 2014. There were no advertising and promotional costs for the year ended December 31, 2013.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the years ended December 31, 2014 and 2013.

INCOME (LOSS) PER SHARE

Income (loss) per share is presented in accordance with Accounting Standards Update (“ASU”), Earning per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share (“EPS”) on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Stock options outstanding at December 31, 2014 of 3,900,000 shares are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

STOCK-BASED COMPENSATION

We have adopted ASC Topic 718, Accounting for Stock-Based Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

BUSINESS SEGMENTS

Our activities during the years December 31, 2014 and 2013 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board (“FASB”) issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and stockholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015. However, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments, and accordingly, has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

At December 31, 2014, we had $1,605,239 in cash assets but no operating business or other source of income, outstanding liabilities totaling $2,085,272 (of which $1,597,500 will be settled in stock) and a stockholders’ deficit of $288,230.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our financial statements for the years ended December 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We had a working capital deficit of $290,931 (which includes an offset of $1,597,500 in current liabilities that will be settled in stock) and reported an accumulated deficit since inception (January 1, 2011) of $288,230 as of December 31, 2014.

It is our current intention to raise debt and/or equity financing to fund ongoing operating expenses to create value for our shareholders. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company.

NOTE 3.	ASSETS

As of December 31, 2014, we had $1,649,341 in current assets, primarily comprised of cash on deposit in a bank and prepaid insurance, $97,701 in furniture and fixtures, net of accumulated depreciation, and $50,000 on deposit related to the planned acquisition of a specialty pharmacy compared to December 31, 2013, when no assets existed for the Company.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2014, the balance of accounts payable and accrued expenses was $137,772, which is primarily comprised of trade payables. At December 31, 2013, no trade payables existed. Any and all obligations for expenses incurred by the Company prior to May 9, 2014 were paid by Mr. David Cutler, our sole officer, a director and majority shareholder and recorded as additions to related party loans (See Note 5 below).

NOTE 5.	RELATED PARTY LOAN AND ACCRUED INTEREST PAYABLE

On May 9, 2014, the related party loan payable by the Company was released by Mr. David J. Cutler, our sole officer, a director and majority shareholder. This loan was retired and settled, including interest accrued to date, in the initial transaction through which CannaPharmaRx acquired 9,000,000 shares of the Company in exchange for $296,000 and became the Company’s majority stockholder.

NOTE 6.	COMMITMENTS

OPERATING LEASE

The Company has a non-cancellable operating lease for the office space in which its headquarters is located in Carneys Point, NJ. The term of this lease extends until October 31, 2015. The remaining lease commitments total $36,970 at December 31, 2014. We had no other capital or operating leases outstanding on either December 31, 2014 or 2013.

NOTE 7.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

On October 30, 2014, Gary M. Cohen (“Cohen”), former President, Chief Operating Officer and board member of CannaPharmaRx, Inc., at the time a privately held Colorado corporation, sued the above-referenced CannaPharmaRx, Inc. and individual officer and board member, Gary Herick. On November 26, 2014, Cohen filed an amended complaint naming the remaining corporate entities and officers and board members referenced above. In his amended complaint, Cohen has alleged various employment-related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, violations of corporate law regarding his access to internal corporate information, and alleged violations of U.S. federal securities laws, the Sarbanes-Oxley Act of 2002 and the U.S. Internal Revenue Code. Cohen’s claims arose out of the Company’s Board of Directors’ removal of Cohen as an officer and board member of CannaPharmaRx, Inc., which occurred on or about October 23, 2014. All the named defendants in the lawsuit continue to maintain that Cohen’s claims and allegations are false and lack legal merit. To date, the defendants have removed Cohen’s lawsuit from state court in Hillsborough County, Florida—where it was filed originally—to the U.S. District Court in Tampa, Florida. In addition, all of the defendants have filed a motion to dismiss Cohen’s entire lawsuit, which motion is still pending. Settlement negotiations between the parties are active and ongoing. If the case is not settled, all the defendants intend to continue vigorously defending against Cohen’s claims and to assert counterclaims of their own.

On November 11, 2014, Golden Dragon Holding Co. (“GDHC”), now named CannaPharmaRx, Inc., a Delaware corporation, sued Cohen for having published on the Internet fake press releases concerning his false allegations filed in his lawsuit against CannaPharmaRx, Inc. et al. in Florida. In the fake press releases, Cohen published various false statements about the Company and some of its officers and directors. To date, Cohen informed the Court of his intent to file a motion to dismiss, which he decided against doing after the judge assigned to the case informed him that the Court would view such a motion as frivolous. Cohen has since filed an answer, and a case scheduling and discovery conference is scheduled with the Court on March 31, 2015. Settlement negotiations are active and ongoing. If the case is not settled, GDHC intends to continue vigorously pursuing its claims.

On March 25, 2015, the Company and Mr. Cohen agreed in principle to the terms of a settlement agreement that would resolve the aforementioned lawsuits and on March 30, 2015, the parties entered into a settlement and release of claims agreement. As part of that agreement, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of CannaRx for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. The amount of cash payable in the next year of $205,000 is included in current liabilities on the balance sheet. In addition, the Company would grant 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the settlement. The Company has valued those shares at $1,597,500 which is included in current liabilities on the balance sheet. The Company will record a charge of $1,597,500 based on the trading average of the Company’s stock over the preceding ten days, in connection with the issuance of the restricted shares.

NOTE 8.	RELATED PARTY TRANSACTIONS

On May 9, 2014, a related party loan was released by Mr. David J. Cutler, our sole officer, a director and majority shareholder. This loan was retired and settled in the initial transaction where CannaPharmaRx acquired 9,000,000 shares of the Company in exchange for $296,000.

NOTE 9.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized, without further action by the shareholders, to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences.

No shares of preferred stock were issued or outstanding during the years ended December 31, 2014 and 2013.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share.

On April 29, 2008, we held our annual meeting of stockholders at which meeting the majority of stockholders approved, an up to 3 for 1 reverse split of our shares of common stock. No such reverse split has been effected as yet.

RECENT ISSUANCES OF COMMON STOCK

There were 9,000,000 shares of common stock issued on May 9, 2014 to CannaRx in exchange for $296,000.

There were 5,990,000 shares of common stock issued during the year ended December 31, 2014 in exchange for $2,995,000 in gross proceeds to the Company. These shares were placed through a private placement memorandum offering to accredited investors only.

WARRANTS

No warrants were issued or outstanding during years ended December 31, 2014 or 2013.

STOCK OPTIONS

No stock options were issued or outstanding during the year ended December 31, 2013.

During 2014, the following stock options were issued to employees in 2014 which were not issued pursuant to a formal equity compensation plan:

	December 31, 2014			December 31, 2013
	Shares	Option Price	Weighted Average Price	Shares	Option Price	Weighted Average Price
Outstanding Options at Beginning of Year	—			—
Options Granted	4,800,000	$3.78	$3.78	—	$—	$—
Options Forfeited	(1,200,000)	$3.78	$3.78	—	$—	$—

Options Outstanding at End of Year	3,600,000	$3.78	$3.78	—	$—	$—

Options Exercisable at End of Year	—			—

Effective November 1, 2014, the Company issued options to purchase 4,800,000 shares at an exercise price of $3.78 per share. The exercise price was determined based on the closing stock price quoted on the day prior to the issuance. The options vest over a three year period from the date of issuance, one-third at each anniversary date.

As a result of the 2014 stock option activity, the Company has recorded an aggregate stock-based compensation charge of $579,565 for the year ended December 31, 2014, of which $265,634 relates to research and development employees and $313,931 relates to general and administrative employees. As of December 31, 2014, there are stock-based compensation charges remaining to be amortized of $9,852,599, which will be amortized to expense over the remaining vesting period through October 2018 corresponding to the 3 year vesting period on such options.

NOTE 10.	INCOME TAXES

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Federal net operating losses	$596,000	$33,000
State net operating losses	91,000	5,000
Stock options	231,000	—
Litigation settlement	718,000	—

Total gross deferred tax assets	1,636,000	38,000

Less valuation allowance	(1,636,000)	(38,000)

Net deferred tax assets	$—	$—

At December 31, 2014 and 2013, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $1,636,000 and $38,000 respectively. The change in the valuation allowance during the year ended 2014 was approximately $1,598,000 and a full valuation allowance has been recorded since, in the judgement of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

As of December 31, 2014, the Company has approximately $1,754,000 and $1,547,000 of federal and state net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

The income tax benefit for the years ended December 31, 2014 and 2013 differed from the amounts computed by applying the U.S. federal income tax rate of 34% as follows:

	2014	2013

Federal statutory rate	34.00%	34.00%
Permanent differences	(0.42)%	—%
State taxes	5.78%	5.00%
Valuation allowance	(41.12)%	(39.00)%
Other - deferred only	1.77%	—%

Effective tax rate	—%	—%

The Company applies the elements of FASB ASC 740-10, Income Taxes – Overall, regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of December 31, 2014 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2014. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision. Tax years beginning in 2011 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

NOTE 11.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing and note there have been no events that would require disclosure in this report, other than the settlement agreement between the Company and Mr. Cohen discussed in Note 7 above and the March 2015 issuance of common stock discussed in Note 9 above.

The following exhibits are filed as part of this Annual Report on Form 10-K in accordance with Item 601 of Regulation S-K:

EXHIBIT NUMBER	DESCRIPTION AND METHOD OF FILING

2.1	Agreement and Plan of Merger (1)

2.2	Agreement and Plan of Merger and Reorganization Into Holding Company (2)

2.3	Agreement and Plan of Merger dated May 15, 2014 (4)

3(i).1	State of Delaware Certificate of Incorporation of Golden Dragon Holding Co. dated December 16, 2010 (6)

3(i).2	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 22, 2014 indicating name change (5)

3(ii).1	Bylaws of Golden Dragon Holding Co. dated December 31, 2010 (6)

10.1	Share Purchase Agreement dated May 9, 2014 (3)

10.2	Form of Exchange Agreement*

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2010.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 28, 2011.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2014.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2014.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2014.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2014.