Form 10-Q
period 2015-03-31
CANNAPHARMARX, INC.
filed 2015-05-14
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NO. 000-27055

CANNAPHARMARX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	27-4635140
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

One Collins Drive, Suite 100, Salem Business Center

Carneys Point, NJ 08069-3640

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(856) 376-0500

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 13, 2015, there were 18,444,075 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

CANNAPHARMARX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENEDED MARCH 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

CANNAPHARMARX, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS

Current assets
Cash and cash equivalents	$1,385,003	$1,605,239
Prepaid expenses	40,351	44,102

Total current assets	1,425,354	1,649,341

Fixed Assets:
Furniture and fixtures, net of $6,155 in accumulated depreciation	96,644	97,701
Deposits on specialty pharmacy acquisition & prepaid financing costs	75,000	50,000

Total Assets	$1,596,998	$1,797,042

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$201,130	$137,772
Accrued legal settlement payable in cash - current portion	250,000	205,000
Accrued legal settlement payable in stock	1,597,500	1,597,500

Total current liabilities	2,048,630	1,940,272

Accrued legal settlement payable in cash - noncurrent portion	100,000	145,000

Total Liabilities	2,148,630	2,085,272

Stockholders’ Equity
Preferred stock; $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,677,407 and 17,374,407 issued and outstanding, respectively	1,768	1,737
Additional paid in capital	22,249,420	20,855,381
Retained deficit	(22,802,820)	(21,145,348)

Total Stockholders’ Equity	(551,632)	(288,230)

Total Liabilities and Stockholders’ Equity	$1,596,998	$1,797,042

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2015	2014

Revenue	$—	$—

Operating Expenses:
Research and development	160,842	—
General and administrative	556,284	21,108
Stock-based compensation:
Research and development	398,451	—
General and administrative	541,118	—

Total operating expenses	1,656,695	21,108

Income (loss) from operations	(1,656,695)	(21,108)

Other income (expense)
Interest income (expense) net	(777)	(4,530)

Other income (expense) net	(777)	(4,530)

Income (loss) before provision for income taxes	(1,657,472)	(25,638)

Net loss	(1,657,472)	(25,638)

Net loss per share
(Basic and fully diluted)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding	17,475,407	2,384,407

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in Capital	Retained Deficit	Stockholders’ Equity (Deficit)
	Shares	Dollars
Balance, December 31, 2012	2,384,407	$238	$16,874,643	$(17,072,509)	$(197,628)

Net loss	—	—	—	(94,406)	(94,406)

Balance, December 31, 2013	2,384,407	238	16,874,643	(17,166,915)	(292,034)

CPRX acquisition	9,000,000	900	295,100	—	296,000
Debt relief in sale	—	—	71,672	—	71,672
Common stock sold	5,990,000	599	3,034,401	—	3,035,000
Stock-based compensation	—	—	579,565	—	579,565
Net loss	—	—	—	(3,978,433)	(3,978,433)

Balance, December 31, 2014	17,374,407	1,737	20,855,381	(21,145,348)	(288,230)

Common stock sold	303,000	31	454,470	—	454,501
Stock-based compensation	—	—	939,569	—	939,569
Net loss	—	—	—	(1,657,472)	(1,657,472)

Balance, March 31, 2015	17,677,407	$1,768	$22,249,420	$(22,802,820)	$(551,632)

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,657,472)	$(25,638)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation expense	3,135	—
Stock-based compensation expense	939,569	—
Compensatory loan increases	—	15,000

Changes in operating assets & liabilities:
Decrease in prepaid expenses	3,751	—
Increase in accounts payable and accrued expenses	63,358	510
Increase in accrued interest payable - related party	—	4,081

Net cash used for operating activities	(647,659)	(6,047)

Cash Flows From Investing Activities:
Purchase of fixed assets	(2,078)	—
Deposits paid toward specialty pharmacy acquisition & prepaid financing costs	(25,000)	—

Net cash used for investing activities	(27,078)	—

Cash Flows From Financing Activities:
Proceeds from (paydowns of) related party loans	—	6,047
Proceeds from sales of common stock	454,501

Net cash provided by financing activities	454,501	6,047

Net Increase (Decrease) In Cash	(220,236)	—

Cash At The Beginning Of The Period	1,605,239	—

Cash At The End Of The Period	$1,385,003	$—

Schedule of Non-Cash Investing and Financing Activities
Related party loans	$—	$15,000

Supplemental Disclosure
Cash paid for interest	$777	$—

Cash paid for income taxes	$500	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BUSINESS

CannaPharmaRx, Inc. (together with its consolidated subsidiaries, the “Company”) is a Delaware corporation whose shares are publicly quoted on the OTCQB operated by the OTC Markets Group, Inc. The Company began trading under its new stock ticker symbol “CPMD,” effective as of March 21, 2015. We are an early-stage pharmaceutical company whose purpose is to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology currently in development.

HISTORY

The Company was originally incorporated as Golden Dragon Holding Co. in the State of Delaware in December 2010 as a wholly-owned subsidiary of Concord Ventures, Inc. On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“CannaRx”), and David Cutler, the former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, CannaRx purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 restricted shares of the Company’s common stock directly from the Company. As a result of the Share Purchase Agreement, CannaRx is the Company’s largest stockholder.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Plan of Merger”) pursuant to which CannaRx would become a subsidiary of the Company. In October 2014, the Company changed its legal name to CannaPharmaRx, Inc. During the fourth quarter of 2014, in light of the Cohen litigation described in Note 7 (Legal Proceedings), the parties determined to delay the closing of the transaction contemplated by the original Plan of Merger. On March 30, 2015, the parties to the Cohen litigation entered into a full settlement and release of claims agreement. With the Cohen litigation matter settled, on April 21, 2015, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with CannaRx and CPHR Acquisition Corp., a Delaware Corporation and a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub will merge with and into CannaRx with CannaRx remaining as the surviving corporation and wholly-owned subsidiary of the Company and the outstanding shares of CannaRx will be converted into 9,750,000 shares of the Company (the “Merger”). The Merger Agreement amends and restates in its entirety the Plan of Merger from May 2014. The Merger is subject to conditions to closing customary of transactions of this type, including, among others, CannaRx shareholder approval. The parties are proceeding to obtain approval of the Merger Agreement by the shareholders of CannaRx. Closing of the Merger is contemplated to occur in the second quarter of 2015, though no assurance can be given that this will occur. Upon the closing of the Merger, CannaRx will no longer be a stockholder of the Company, but the holders of CannaRx stock immediately prior to the Merger will become stockholders of the Company.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. Certain amounts in prior periods have been reclassified to conform to current presentation.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

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

PROPERTY AND EQUIPMENT

The Company has acquired $102,800 in property and equipment, of which $100,721 was purchased during the year ended December 31, 2014, and another $2,078 purchased in the first quarter of 2015. Of this amount, $50,000 represents the capitalized cost of our proprietary RECRUIT RegistryTM website development. This patient registry project was completed in the fourth quarter of 2014, although it will not become operational until mid-2015. Accordingly, no depreciation expense was recorded against the capitalized cost of the RECRUIT Registry to date.

In addition to the investment in our patient registry, another $52,800 has been invested in office and computer equipment, primarily incurred since the establishment of the Company’s new headquarters in Carneys Point, New Jersey on November 1, 2014. Accumulated depreciation to date totaled $6,155 against this $52,800 of fixed assets actually placed in service. Depreciation expenses totaled $3,135 and $-0- in the quarters ended March 31, 2015 and March 31, 2014, respectively. Depreciation expense been calculated using the straight line method over the estimated useful lives of the respective assets, ranging from three to seven years.

DEFERRED COSTS AND OTHER OFFERING COSTS

Costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. We had no deferred costs and other stock offering costs as of either March 31, 2015 or December 31, 2014.

However, the Company did incur accumulated costs totaling $25,000 in the quarter ended March 31, 2015 associated with the proposed financing of a specialty pharmacy acquisition, the terms of which are currently being negotiated. No assurance can be provided that an agreement to complete such acquisition will be entered into or that such acquisition will be consummated. These non-refundable fees for underwriting and due diligence on behalf of the lenders will be amortized over the life of the loans(s).

Future costs associated with raising capital, be it debt or equity, may more likely be incurred as a direct variable cost with third parties. Our intent is to initially defer these costs and ultimately offset against the proceeds from these capital or financial transactions if successful, or expensed if the proposed financial transaction proves unsuccessful.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2015 and December 31, 2014, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended March 31, 2015, nor December 31, 2014.

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

ADVERTISING COSTS

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $1,157 in the quarter ended March 31, 2015 and $-0- for the quarter ended March 31, 2014.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the three months ended March 31, 2015 and 2014.

INCOME (LOSS) PER SHARE

Income (loss) per share is presented in accordance with Accounting Standards Update (“ASU”), Earning per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share (“EPS”) on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Stock options outstanding at March 31, 2015 to purchase 4,275,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

STOCK-BASED COMPENSATION

We have adopted ASC Topic 718, Accounting for Stock-Based Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield.

On November 1, 2014, the Company granted options to purchase shares of the Company’s common stock to each of its employees for a total of 4,800,000 options granted. Including the November 1, 2014 grant and all subsequent option grants, the Company has granted a total of 5,475,000 options. As a result of forfeitures, 4,275,000 options remain outstanding as of March 31, 2015. Stock-based compensation expenses totaled $939,569 and $-0- for the three months ended March 31, 2015 and March 31, 2014.

BUSINESS SEGMENTS

Our activities during the three months ended March 31, 2015 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the FASB issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and stockholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015. However, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments, and accordingly, has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had cash on hand of $1,385,003 as of March 31, 2015, but no revenue-producing business or other sources of income. Additionally, the Company had outstanding liabilities totaling $2,148,630 (of which $1,597,500 subsequently was settled in May 2015 with the issuance of common stock) and a stockholders’ deficit of $551,632.

We had a working capital deficit of $623,276 at March 31, 2015 (which includes an offset of $1,597,500 in current liabilities that subsequently was settled in stock in May 2015) and reported an accumulated deficit since inception (January 1, 2011) of $551,632 as of March 31, 2015.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. It is our current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders.

NOTE 3.	ASSETS

As of March 31, 2015, we had $1,425,354 in current assets, primarily comprised of: $1,385,003 in cash on deposit in a bank and $40,351 in prepaid insurance, $96,644 in furniture and fixtures, net of $6,155 in accumulated depreciation, and $75,000 on deposit related to the proposed acquisition of a specialty pharmacy and prepaid financing fees associated with this acquisition, the terms of which are currently being negotiated. No assurance can be provided that an agreement to complete such acquisition will be entered into or that such acquisition will be consummated.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2015, the balance of accounts payable and accrued expenses was $201,130, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company has a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease extends until October 31, 2015. The remaining lease commitment totals $25,879 as of March 31, 2015.

NOTE 6.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

On October 30, 2014, Gary M. Cohen (“Cohen”), former President, Chief Operating Officer and board member of CannaRx, a privately-held Colorado corporation, filed a lawsuit against CannaRx and individual officer and board member, Gary Herick. On November 26, 2014, Cohen filed an amended complaint naming the Company and Gerald Crocker, James Smeeding, Robert Liess and Mathew Sherwood. In his amended complaint, Cohen alleged various employment-related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, violations of corporate law regarding his access to internal corporate information, and alleged violations of U.S. federal securities laws, the Sarbanes-Oxley Act of 2002 and the U.S. Internal Revenue Code. Cohen’s claims arose out of the removal of Cohen as an officer and board member of CannaRx, which occurred on or about October 23, 2014. The defendants successfully removed Cohen’s lawsuit from state court in Hillsborough County, Florida—where it was filed originally—to the U.S. District Court in Tampa, Florida.

On November 11, 2014, the Company, under its former name Golden Dragon Holding Co. (“GDHC”), sued Cohen in U.S. District Court in New Jersey for libel and tortious interference.

On March 30, 2015, the Company executed a Confidential Settlement and Release of Claims Agreement dated March 30, 2015 by and between the Company, CannaRx, Cohen and the other individuals named above (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the lawsuit filed in Florida on October 30, 2014 against the Company, Canna Colorado, Herick, Crocker, Smeeding, Sherwood and Liess by Cohen has been resolved and dismissed. The parties amicably resolved their differences before any discovery occurred or before any decision by the court on the merits of any claims. The Company and all the individuals who had been sued categorically denied of all Mr. Cohen’s claims and allegations, maintained that the allegations were false and were prepared to assert counterclaims of their own. As part of the parties’ resolution, Cohen has agreed to retract his allegations.

As part of the Settlement Agreement, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of CannaRx for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. The amount of cash payable in the next year of $250,000 is included in current liabilities. In addition, the Company agreed to issue 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the Settlement Agreement. The Company valued those shares at $1,597,500 based on the trading average of the Company’s stock over the ten days preceding entry into the Settlement Agreement and recorded an expense in such amount during the period ended December 31, 2014. The liability associated with the obligation to deliver 600,000 shares is reflected in current liabilities as of both March 31, 2015 and December 31, 2014. These shares subsequently were issued by the Company to Mr. Cohen on May 4, 2015 in full settlement of the stock portion of liability and $100,000 has been paid to Mr. Cohen in cash through May 12, 2015 in accordance with the settlement payment terms, leaving a remaining liability of $250,000 as of May 12, 2015 to be paid in cash in the future.

In addition, the Company and Cohen have resolved their differences in the Company’s lawsuit filed against Cohen on November 11, 2014 in New Jersey. The Company has dismissed its claims against Cohen of libel and tortious interference.

NOTE 7.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized, without further action by the shareholders, to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of March 31, 2015.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2015, 17,677,407 shares of common stock were issued and outstanding and an additional 9,750,000 shares of common stock are reserved for issuance pursuant to the Merger Agreement.

RECENT ISSUANCES OF COMMON STOCK

In March 2015, the Company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Two closings have occurred under the Private Placement. Through March 31, 2015 the Company issued a total of 303,001 shares in exchange for $454,501 of anticipated gross proceeds. On April 23, 2015, an additional 166,667 shares were issued for a total of $250,000 in gross proceeds, resulting in an aggregate total of 469,668 shares to date in the offering and $704,501 in gross proceeds.

WARRANTS

On January 20, 2015, the Company issued a 3-year warrant (the “First Warrant”) to Viridian Capital & Research, LLC (“VCR”) as compensation for the services rendered by VCR in connection with the delivery of a company report describing the business, technology and products, markets, growth strategy and financial aspects of the Company. The First Warrant is exercisable into 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding January 20, 2015 or $2.90. The First Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which shall not be unreasonably withheld. The First Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the First Warrant for 20 consecutive trading days.

On February 23, 2015, the Company issued another 3-year warrant (the “Second Warrant,” and together with the First Warrant, the “VCR Warrants”) to VCR as compensation for VCR’s services in managing and implementing investor relations strategies designed to enhance the Company’s presence, reach and mindshare with the U.S. investment community and industry. The Second Warrant is exercisable into 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding February 23, 2015 or $2.50. The Second Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which shall not be unreasonably withheld. The Second Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the Second Warrant for 20 consecutive trading days.

STOCK OPTIONS

To date, the following stock options were issued and outstanding to employees, which were not issued pursuant to a formal equity compensation plan:

	For the Three Months Ended March 31, 2015
	Shares	Option Price	Weighted Average Price
Outstanding Options at Beginning of Period	3,600,000	$3.78	$3.78
Options Granted	675,000	$3.00	$3.00
Options Forfeited	—	—	—

Options Outstanding at End of Period	4,275,000	$3.66	$3.66

Options Exercisable at End of Period	—

Effective November 1, 2014, the Company issued options to purchase 4,800,000 shares at an exercise price of $3.78 per share. During the first quarter of 2015, the Company issued additional options to purchase 675,000 shares to newly hired employees at an average weighted exercise price of $3.00 per share. The exercise price was determined based on the closing stock price quoted on the day prior to their issuance. The options vest over a three year period from the date of issuance, one-third at each anniversary date.

As a result of the 2014 and 2015 stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $939,569 in the quarter ended March 31, 2015.

Stock-based compensation charges remaining to be amortized total $10,467,212 at March 31, 2015. These remaining stock-based compensation charges will be amortized to expense over the remaining vesting period through March 2018 in accordance with their vesting schedules.

NOTE 8.	INCOME TAXES

We have had losses since our inception (January 1, 2011) and therefore have not been subject to federal or state income taxes since our inception. As of March 31, 2015, the Company has approximately $2,464,000 and $2,256,000 of federal and state net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030 and the state net operating loss carryforwards begin to expire in 2034.

NOTE 9.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of this filing and note there have been no events that would require disclosure in this report, other than (i) the entry into the Amended and Restated Merger Agreement discussed in Note 1 above, (ii) the litigation settlement agreement between the Company and Mr. Cohen discussed in Note 6 above and (iii) the April 2015 issuance of common stock as a result of the private placement started in March 2015 discussed in Note 7 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: However, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, our ability to raise debt and/or equity to meet ongoing operating expenses, our ability to consummate a merger with CannaPharmaRX, Inc. (Colorado), as well as other risks set forth in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Part II - Item 1A. Risk Factors.” You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission (the “SEC”).

Given these risks and uncertainties, readers are cautioned not to put undue reliance on any forward-looking statements. Forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report. We undertake no obligation to update any forward-looking statement as a result of new information, events, circumstances or other factors arising or coming to our attention after the date hereof.

In this quarterly report, “CannaPharmaRx,” the “Company,” “we,” “us” and “our” refer to CannaPharmaRx, Inc. and its consolidated subsidiary.

You are urged to carefully consider these factors, as well as other information contained in the Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

HISTORY

The Company was originally incorporated as Golden Dragon Holding Co. in the State of Delaware in December 2010 as a wholly-owned subsidiary of Concord Ventures, Inc. On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“CannaRx”), and David Cutler, the former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, CannaRx purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 restricted shares of the Company’s common stock directly from the Company. As a result of the Share Purchase Agreement, CannaRx is the Company’s largest stockholder.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Plan of Merger”) pursuant to which CannaRx would become a subsidiary of the Company. In October 2014, the Company changed its legal name to CannaPharmaRx, Inc. During the fourth quarter of 2014, in light of the Cohen litigation described in “Part II. Item 1. Legal Proceedings,” the parties determined to delay the closing of the transaction contemplated by the original Plan of Merger. On March 30, 2015, the parties to the Cohen litigation entered into a full settlement and release of claims agreement. With the Cohen litigation matter settled, on April 21, 2015, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with CannaRx and CPHR Acquisition Corp., a Delaware Corporation and a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub will merge with and into CannaRx with CannaRx remaining as the surviving corporation and wholly-owned subsidiary of the Company and the outstanding shares of CannaRx will be converted into 9,750,000 shares of the Company (the “Merger”). The Merger Agreement amends and restates in its entirety the Plan of Merger from May 2014. The Merger is subject to conditions to closing customary of transactions of this type, including, among others, CannaRx shareholder approval. The parties are proceeding to obtain approval of the Merger Agreement by the shareholders of CannaRx. Closing of the Merger is contemplated to occur in the second quarter of 2015, though no assurance can be given that this will occur. Upon the closing of the Merger, CannaRx will no longer be a stockholder of the Company, but the holders of CannaRx stock immediately prior to the Merger will become stockholders of the Company.

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

We intend to operate our operations in compliance with all applicable federal laws and regulations, including those enforced by the U.S. Drug Enforcement Administration, Department of Agriculture, Food and Drug Administration and Federal Trade Commission. We are NOT a “marijuana” industry-related marketing or service company attempting to operate outside of federal “marijuana” prohibitions.

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

We have a limited operating history in our proposed business and no representation is made, nor is there any assurance, that our Company will be able to successfully operate as we intend or to raise the necessary capital required to conduct such operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company had total assets of $1,597,000 including $1,385,000 in cash, $40,400 in other prepaid expenses, and $171,600 in fixed and other long term assets. On March 31, 2015, the Company also had outstanding liabilities totaling $2,148,600, including $1,947,500 related to the settlement of litigation with Gary Cohen finalized on March 30, 2015. Of this $1,947,500 litigation liability, $350,000 will be settled ultimately in cash consideration over the next 17 months, while $1,597,500 of this liability was satisfied in May 2015 with the issuance of 600,000 shares of the Company’s common stock to Mr. Cohen.

As of March 31, 2015, the Company had a deficit stockholders’ equity position of $551,600 and a working capital deficit of $623,276. However, upon settlement of the Cohen litigation and issuance of the shares of common stock as part of the settlement, our total liabilities were reduced by $1,597,500 with a corresponding increase in our equity position.

In March 2015, the company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Two closings have occurred under the Private Placement. Through March 31, 2015 the Company issued a total of 303,001 shares in exchange for $454,501 of anticipated gross proceeds. On April 23, 2015, an additional 166,667 shares were issued for a total of $250,000 in gross proceeds, resulting in an aggregate total of 469,668 shares to date in the offering and $704,501 in gross proceeds.

The company has no revenue-producing business or other source of income at this time.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our unaudited financial statements for the three months ended March 31, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

It is our current intention to continue to raise debt and/or equity financing to fund our ongoing operating expenses and pursue the Plan of Reorganization as previously noted. There is no assurance that this series of events will be satisfactorily completed. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

During the three months ended March 31, 2015 and 2014 we did not recognize any revenues from our activities. We do not anticipate recognizing revenues in the near future, though we are currently in negotiations to acquire a specialty pharmacy, which upon consummation, would provide the Company with a source of operations revenue, no assurance can be provided that such acquisition will be consummated.

Research and Development Expenses

During the three months ended March 31, 2015, we incurred $559,293 in total research and development expenses, including $160,842 in cash-based expenses and $398,451 in stock-based compensation. These figures compare to no R&D expenses incurred in the three month period ended March 31, 2014. Research and development expenses consist mainly of consulting fees, salaries, and fringe benefits including stock-based compensation charges.

General and Administrative Expenses

For the three months ended March 31, 2015, we incurred $1,097,402 in general and administrative expenses, compared to $21,108 we incurred in general and administrative expenses in the three month period ended March 31, 2014, an increase of $1,076,294 period over period. In the first quarter of 2015, general and administrative expenses included $556,284 of cash-based expenses and $541,118 of stock-based compensation. The Company’s general and administrative expenses in the first quarter of 2015 consisted primarily of salaries and fringe benefits, including stock-based compensation, and legal fees associated with the legal proceedings described in Note 6 to the financial statements and the satisfactory appeal of a FINRA deficiency notice, which was resolved on March 20, 2015. During the three months ended March 31, 2014, the company’s general and administrative expenses were primarily limited to legal and accounting expenses incurred in maintaining our public reporting status prior to commencing operations.

Operating Loss

For the three months ended March 31, 2015, we recognized an operating loss of $1,656,695, compared to an operating loss of $21,108 for the three months ended March 31, 2014, an increase of $1,635,587 due to the factors discussed above.

Interest and Other Income (Expenses) Net

For the three months ended March 31, 2015, we incurred net interest expense of $777 as a result of the financing of the Company’s annual insurance premiums. The Company incurred $4,530 in interest expense for the three months ended March 31, 2014 on the Company’s obligation under a note payable to the former majority shareholder. The decrease of $3,753 in interest expense period over period largely reflects the termination in May 2014 of the Company’s obligation under the note payable to the former majority shareholder.

Loss Before Income Tax

For the three months ended March 31, 2015, we recognized a loss before income taxes of $1,657,472, compared to loss before taxes of $25,638 for the three months ended March 31, 2014, an increase of $1,631,834, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either quarter ended March 31, 2015 or 2014 due to our taxable losses in both periods.

Net Loss

For the three months ended March 31, 2015, we recognized a net loss of $1,657,472, compared to a net loss of $25,638 for the three months ended March 31, 2014, an increase of $1,631,834 due to the factors discussed above.

CRITICAL ACCOUNTING POLICIES

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed financial statements in “Part I. Item 1. Financial Statements” for more information.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cohen Litigation

On October 30, 2014, Gary M. Cohen (“Mr. Cohen”), former President, Chief Operating Officer and board member of CannaRx, a privately-held Colorado corporation, filed a lawsuit against CannaRx and individual officer and board member Gary Herick in the Circuit Civil Court of the Thirteenth Judicial District in and for Hillsborough County, Florida, in Division T. On November 26, 2014, Mr. Cohen amended his October 30 complaint naming the Company, CannaRx and Gerald Crocker, James Smeeding, Robert Liess and Mathew Sherwood as defendants. In his amended complaint, Mr. Cohen alleged various employment-related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, tortious interference with business relationships, unjust enrichment, conspiracy, violations of corporate law regarding his access to internal corporate information, a derivative action on behalf of CannaPharmaRx, Inc. and alleged violations of U.S. federal securities laws, the Sarbanes-Oxley Act of 2002 and the U.S. Internal Revenue Code. Mr. Cohen sought compensatory damages, disgorgement of corporate profits and distributions, pre-judgment and post-judgment interest and an injunction appointing a receiver for CannaPharmaRx, Inc. Mr. Cohen’s claims arose out of the removal of Mr. Cohen as an officer and director of CannaRx, which occurred on or about October 23, 2014.

Following the filing of Mr. Cohen’s amended complaint, the defendants removed Mr. Cohen’s lawsuit from state court to the U.S. District Court in Tampa, Florida.

On November 11, 2014, the Company, under its former name Golden Dragon Holding Co. (“GDHC”), sued Cohen for libel and tortious interference. The Company sought compensatory damages, punitive damages, costs and attorney’s fees and injunctive relief.

On March 30, 2015, the Company executed a Confidential Settlement and Release of Claims Agreement dated March 30, 2015 by and between the Company, CannaRx, Mr. Cohen and the other individuals named above (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the lawsuit filed in Florida on October 30, 2014 against the Company, Canna Colorado, Herick, Crocker, Smeeding, Sherwood and Liess by Mr. Cohen has been resolved and dismissed. The parties amicably resolved their differences before any discovery occurred or before any decision by the court on the merits of any claims. The Company and all the individuals who had been sued categorically denied of all Mr. Cohen’s claims and allegations, maintained that the allegations were false and were prepared to assert counterclaims of their own. As part of the parties’ resolution, Mr. Cohen has agreed to retract his allegations.

As part of the Settlement Agreement, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of CannaRx for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. The amount of cash payable in the next year of $250,000 is included in current liabilities. In addition, the Company agreed to issue 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the Settlement Agreement. The Company valued those shares at $1,597,500 based on the trading average of the Company’s stock over the ten days preceding entry into the Settlement Agreement and recorded an expense in such amount during the period ended December 31, 2014. The liability associated with the obligation to deliver 600,000 shares is reflected in current liabilities as of both March 31, 2015 and December 31, 2014. These shares subsequently were issued by the Company to Mr. Cohen on May 4, 2015 in full settlement of the stock portion of liability and $100,000 has been paid to Mr. Cohen in cash through May 12, 2015 in accordance with the settlement payment terms, leaving a remaining liability of $250,000 as of May 12, 2015 to be paid in cash in the future.

In addition, the Company and Mr. Cohen have resolved their differences in the Company’s lawsuit filed against Mr. Cohen on November 11, 2014 in New Jersey. The Company has dismissed its claims against Cohen of libel and tortious interference.

FINRA Action

On January 29, 2015, the Company received a deficiency notice from the Financial Industry Regulatory Authority (“FINRA”), stating that FINRA would not process the Company’s name change from October 2014 due to questions about the Company’s ownership raised in the Cohen litigation described above. The Company appealed the notice to FINRA’s Uniform Practice Code Committee, arguing, among other things, that the ownership of the Company was not at issue in the Cohen litigation. On March 20, 2015, FINRA reversed the deficiency notice and subsequently processed the Company’s request to change its name and trading symbol.

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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to our risk factors disclosed in “Part I. Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.	CHANGES IN SECURITIES

On January 20, 2015, the Company issued a 3-year warrant (the “First Warrant”) to Viridian Capital & Research, LLC (“VCR”) as compensation for the services rendered by VCR in connection with the delivery of a company report describing the business, technology and products, markets, growth strategy and financial aspects of the Company. The First Warrant is exercisable into 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding January 20, 2015 or $2.90. The First Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which shall not be unreasonably withheld. The First Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the First Warrant for 20 consecutive trading days.

On February 23, 2015, the Company issued another 3-year warrant (the “Second Warrant,” and together with the First Warrant, the “VCR Warrants”) to VCR as compensation for VCR’s services in managing and implementing investor relations strategies designed to enhance the Company’s presence, reach and mindshare with the U.S. investment community and industry. The Second Warrant is exercisable into 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding February 23, 2015 or $2.50. The Second Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which shall not be unreasonably withheld. The Second Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the Second Warrant for 20 consecutive trading days.

With respect to the Company’s issuances of the VCR Warrants to VCR, the Company relied upon the private offering exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In March 2015, the Company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Two closings have occurred under the Private Placement. Through March 31, 2015 the Company issued a total of 303,001 shares in exchange for $454,500.50 of anticipated gross proceeds. On April 23, 2015, an additional 166,667 shares were issued for a total of $250,000 in gross proceeds, resulting in an aggregate total of 469,668 shares to date in the offering and $704,500.50 in gross proceeds. The shares are being offered, and upon the closing of the offering will be issued, in reliance upon Rule 506 of Regulation D, which is a safe harbor for the private offering exemption of Section 4(a)(2) of the Securities Act. The various investors that purchased common shares of the Company pursuant to the Private Placement were composed solely of accredited investors, as that term is defined in Rule 501 of Regulation D, and no more than 35 non-accredited investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 21, 2015, in connection with the Merger Agreement, the Company authorized the entrance into an exchange agreement, consent and representations with the shareholders of CannaRx, and as of May 13, 2015, has entered into an exchange agreement, consent and representations with Robert A. Nibbelink, Jaime Huttrer, Lindsey Huttrer, Morgan Huttrer, Hayden Herick, Jack V. Herick, Tami Mucino, Cole Jones, Whitemoon Energy, LLC, Arrowhead Consulting, LLC, Gary Herick and Michael Scrivens. The form of that exchange agreement, consent and representations (the “Exchange Agreement”) is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2. Pursuant to the Exchange Agreement, each CannaRx shareholder party approved the Merger Agreement and agreed to exchange his or her shares of CannaRx on a one-for-one basis in exchange for shares of common stock of the Company.

ITEM 6.	EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION AND METHOD OF FILING

2.1	Amended and Restated Agreement and Plan of Merger dated April 21, 2015 by and between the Company, CPHR Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and CannaPharmaRX, Inc., a Colorado corporation (1)

3(i).1	State of Delaware Certificate of Incorporation of Golden Dragon Holding Co. dated December 16, 2010 (2)

3(i).2	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 22, 2014 indicating name change (3)

3(ii).1	Bylaws of Golden Dragon Holding Co. dated December 31, 2010 (4)

10.1	Confidential Settlement and Release of Claims Agreement dated as of March 30, 2015 by and between the Company, Gary Herick, Gerald Crocker, James Smeeding, Robert Liess, Mathew Sherwood, Gary M. Cohen, CannaPharmaRX, Inc., a Colorado corporation and each of the other parties thereto (5)

10.2	Form of Exchange Agreement *

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2015.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2014.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2014.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2014.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2015.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CannaPharmaRx, Inc.

Date: May 14, 2015	By:	/s/ Gerald E. Crocker
		Name:	Gerald E. Crocker
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Christopher P. Schnittker
		Name:	Christopher P. Schnittker
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)