Form 10-Q
period 2015-06-30
CANNAPHARMARX, INC.
filed 2015-08-12
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NO. 000-27055

CANNAPHARMARX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	27-4635140
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 12, 2015, there were 17,959,621 shares of the issuer’s common stock, $0.0001 par value, issued and outstanding.

CANNAPHARMARX, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$938,397	$1,605,239
Prepaid expenses	61,417	44,102

Total current assets	999,814	1,649,341

Fixed Assets:
Furniture and fixtures, net of $9,348 in accumulated depreciation	93,452	97,701
Deposit on specialty pharmacy acquisition	—	50,000

Total Assets	$1,093,266	$1,797,042

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$402,272	$137,772
Accrued legal settlement payable in cash - current portion	230,000	205,000
Accrued legal settlement payable in stock	—	1,597,500

Total current liabilities	632,272	1,940,272
Accrued legal settlement payable in cash - noncurrent portion	55,000	145,000

Total Liabilities	687,272	2,085,272

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,959,621 and 17,374,407 issued and outstanding, respectively	1,796	1,737
Additional paid in capital	27,334,103	20,855,381
Retained deficit	(26,929,905)	(21,145,348)

Total Stockholders’ Equity (Deficit)	405,994	(288,230)

Total Liabilities and Stockholders’ Equity	$1,093,266	$1,797,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Operating Expenses:
Research and development	161,721	37,201	322,562	37,201
General and administrative	828,621	115,958	1,384,906	137,066
Stock-based compensation:
Research and development	416,396	—	814,846	—
General and administrative	2,719,572	—	3,260,690	—

Total operating expenses	4,126,310	153,159	5,783,004	174,267

Income (loss) from operations	(4,126,310)	(153,159)	(5,783,004)	(174,267)

Other income (expense)

Interest income (expense) net	(776)	21	(1,553)	(4,509)

Other income (expense) net	(776)	21	(1,553)	(4,509)

Income (loss) before provision for income taxes	(4,127,086)	(153,138)	(5,784,557)	(178,776)

Net loss	(4,127,086)	(153,138)	(5,784,557)	(178,776)

Net loss per share
(Basic and fully diluted)	$(0.23)	$(0.01)	$(0.33)	$(0.03)

Weighted average number of common shares outstanding	18,082,590	10,504,407	17,778,998	6,444,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid in	Retained	Stockholders’
	Shares	Dollars	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	2,384,407	$238	$16,874,643	$(17,072,509)	$(197,628)
Net loss	—	—	—	(94,406)	(94,406)

Balance, December 31, 2013	2,384,407	238	16,874,643	(17,166,915)	(292,034)

Shares purchased in acquisition by Canna Colorado	9,000,000	900	295,100	—	296,000
Debt relief in sale	—	—	71,672	—	71,672
Common stock sold	5,990,000	599	3,034,401	—	3,035,000
Stock-based compensation	—	—	579,565	—	579,565
Net loss	—	—	—	(3,978,433)	(3,978,433)

Balance, December 31, 2014	17,374,407	1,737	20,855,381	(21,145,348)	(288,230)

Common stock sold	556,334	56	804,444	—	804,500
Shares issued in acquisition of Canna Colorado	9,750,000	975	—	—	975
Cancellation of shares owned by Canna Colorado	(10,421,120)	(1,042)	1,312	—	270
Shares issued in litigation settlement	600,000	60	1,597,440	—	1,597,500
Stock-based compensation	100,000	10	4,075,526	—	4,075,536
Net loss	—	—	—	(5,784,557)	(5,784,557)

Balance, June 30, 2015	17,959,621	$1,796	$27,334,103	$(26,929,905)	$405,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$(5,784,557)	$(178,776)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation expense	6,327	—
Stock-based compensation expense	4,075,536	—
Compensatory loan increases/(decreases)	—	(180,000)
Non-cash write off of debt	—	71,672
Write off of deposit paid towards specialty pharmacy acquisition	50,000	—
Changes in operating assets & liabilities:
(Increase)/decrease in prepaid expenses	(17,315)	—
Increase/(decrease) in accounts payable and accrued expenses	199,500	(52,206)
Increase/(decrease) in accrued interest payable - related party	—	(25,894)

Net cash provided by (used for) operating activities	(1,470,509)	(365,204)

Cash Flows From Investing Activities:
Purchase of fixed assets	(2,078)	—

Net cash provided by (used for) investing activities	(2,078)	—

Cash Flows From Financing Activities:
Payments of related party loans	—	(33,934)
Cash acquired in acquisition of Canna Colorado	1,245	—
Proceeds from sales of common stock	804,500	2,378,000

Net cash provided by (used for) financing activities	805,745	2,344,066

Net Increase (Decrease) In Cash	(666,842)	1,978,862
Cash At The Beginning Of The Period	1,605,239	—

Cash At The End Of The Period	$938,397	$1,978,862

Schedule of Non-Cash Investing and Financing Activities
Value of stock issued in litigation settlement	$1,597,500	$—

Forgiveness of related party loans	$—	$71,672

Supplemental Disclosure
Cash paid for interest	$1,553	$—

Cash paid for income taxes	$500	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BUSINESS

CannaPharmaRx, Inc. (together with its consolidated subsidiaries, the “Company”) is a Delaware corporation whose shares are publicly quoted on the OTCQB. The Company began trading under its new stock ticker symbol “CPMD” effective as of March 21, 2015. The Company is an early-stage pharmaceutical company whose purpose is to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology currently under development.

HISTORY

The Company was originally incorporated as Golden Dragon Holding Co. in the State of Delaware in December 2010 as a wholly-owned subsidiary of Concord Ventures, Inc. On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, the former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 restricted shares of the Company’s common stock directly from the Company. As a result of the Share Purchase Agreement, Canna Colorado became the Company’s largest stockholder.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Plan of Merger”) pursuant to which Canna Colorado would become a subsidiary of the Company. In October 2014, the Company changed its legal name to CannaPharmaRx, Inc. During the fourth quarter of 2014, in light of the Cohen litigation described in Note 6 (Litigation and Accrued Settlement Liabilities), the parties determined to delay the closing of the transaction contemplated by the original Plan of Merger. On March 30, 2015, the parties to the Cohen litigation entered into a full settlement and release of claims agreement. With the Cohen litigation matter settled, on April 21, 2015, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Canna Colorado and CPHR Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub would merge with and into Canna Colorado with Canna Colorado remaining as the surviving corporation and wholly-owned non-operating subsidiary of the Company and the outstanding shares of Canna Colorado would be converted into 9,750,000 shares of the Company (the “Merger”). The Merger Agreement amended and restated in its entirety the Plan of Merger from May 2014.

On June 29, 2015, the Company closed the Merger Agreement, with 100% of the Canna Colorado shareholders exchanging, at a 1:1 exchange ratio, a total of 9,750,000 Canna Colorado shares in return for a total of 9,750,000 shares of the Company’s common stock. As such, prior to the closing of the Merger, and as a condition to the closing of the Merger, the Company issued 9,750,000 restricted shares of the Company’s common stock to the Canna Colorado shareholders. Additionally, pursuant to the Merger, all of the shares of the Company previously owned by Canna Colorado were cancelled. Canna Colorado is now the wholly-owned subsidiary of the Company.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Canna Colorado and have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. Certain amounts in prior periods have been reclassified to conform to current presentation.

Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

USE OF ESTIMATES

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

PROPERTY AND EQUIPMENT

The Company has acquired $102,800 in property and equipment, of which $100,721 was purchased during the year ended December 31, 2014, and another $2,078 purchased in the first quarter of 2015. Of this amount, $50,000 represents the capitalized cost of our proprietary RECRUIT RegistryTM website development. This patient registry project was completed in the fourth quarter of 2014, although it is not expected to become operational until later in 2015. Accordingly, no depreciation expense has been recorded against the capitalized cost of the RECRUIT Registry to date.

In addition to the investment in our patient registry, another $52,800 has been invested in office and computer equipment, primarily incurred since the establishment of the Company’s new headquarters in Carneys Point, New Jersey on November 1, 2014. Accumulated depreciation to date totaled $9,348 against these fixed assets. Depreciation expenses totaled $3,192 and $-0- in the quarters ended June 30, 2015 and June 30, 2014, respectively, and were $6,327 and $-0- respectively in the six month periods ended June 30, 2015 and 2014. Depreciation expenses have been calculated using the straight line method over the estimated useful lives of the respective assets, ranging from three to seven years.

DEFERRED COSTS AND OTHER OFFERING COSTS

Costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. The Company had no deferred costs or other stock offering costs as of either June 30, 2015 or December 31, 2014.

Future costs associated with raising capital, be it debt or equity, may more likely be incurred as a direct variable cost with third parties. Our intent is to initially defer these costs and ultimately offset them against the proceeds from these capital or financial transactions if successful, or expensed if the proposed financial transaction proves unsuccessful.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at June 30, 2015 or December 31, 2014.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2015 and December 31, 2014, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended June 30, 2015, nor December 31, 2014.

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

INCOME TAXES

The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

ADVERTISING COSTS

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $24,440 and $25,597 in the three month and six month periods ended June 30, 2015 respectively, compared to $11,228 for both the three and six month periods ended June 30, 2014.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the three- and six-month periods ended June 30, 2015 and 2014.

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

Stock options outstanding at June 30, 2015 to purchase 4,425,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

STOCK-BASED COMPENSATION

The Company has adopted ASC Topic 718, Accounting for Stock-Based Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield.

On November 1, 2014, the Company granted options to purchase shares of the Company’s common stock to each of its employees for a total of 4,800,000 options granted. Including the November 1, 2014 grant and all subsequent option grants, the Company has granted a total of 5,625,000 options at exercise prices ranging from $1.00 to $3.10. As a result of forfeitures, 4,425,000 options remain outstanding as of June 30, 2015.

During the quarter ended June 30, 2015, the Company issued 100,000 shares of the Company’s common stock to a financial services firm as consideration for advisory and capital raising services. These shares were valued at an aggregate of $350,000 based on the trading average of the Company’s stock over the ten days preceding issuance of those shares and such amount was expensed to stock-based compensation costs during the period.

Stock-based compensation expenses totaled $3,135,968 and $-0- for the three months ended June 30, 2015 and June 30, 2014, respectively. On a year to date basis, stock-based compensation expenses totaled $4,075,536 and $-0- for the six months ended June 30, 2015 and June 30, 2014, respectively.

BUSINESS SEGMENTS

Our activities during the six months ended June 30 , 2015 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the FASB issued update ASU 2014-10, Development Stage Entities (Topic 915). Among other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and stockholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015. However, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments, and accordingly, has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2. GOING CONCERN AND LIQUIDITY

The Company had cash on hand of $938,397 as of June 30, 2015, but no revenue-producing business or other sources of income. Additionally, as of June 30, 2015 the Company had outstanding liabilities totaling $687,272 and stockholders’ equity of $405,994. The Company had a working capital surplus of $367,542 at June 30, 2015.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we have sufficient existing cash resources to fund current operations into October 2015. However, current revenue growth expectations are not sufficient to sustain operations.

It is our current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

NOTE 3.	ASSETS

As of June 30, 2015, the Company had $999,814 in current assets, primarily comprised of: $938,397 in cash on deposit in a bank and $61,417 in prepaid expenses, and $93,452 in furniture and fixtures, net of $9,348 in accumulated depreciation.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2015, the balance of accounts payable and accrued expenses was $402,272, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash over the next 12 months total $230,000 as of June 30, 2015, as discussed in Note 6 “Litigation and Accrued Settlement Liabilities”.

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company has a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease extends until October 31, 2015. The remaining lease commitment totals $14,788 as of June 30, 2015.

NOTE 6. LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

On October 30, 2014, Gary M. Cohen (“Cohen”), former President, Chief Operating Officer and a board member of Canna Colorado, filed a lawsuit against Canna Colorado and an individual officer and board member, Gary Herick. On November 26, 2014, Cohen filed an amended complaint naming the Company and Gerald Crocker, James Smeeding, Robert Liess and Mathew Sherwood, each of whom was a member of the Company’s board of directors at that time, as defendants. In his amended complaint, Cohen alleged various employment-related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, violations of corporate law regarding his access to internal corporate information, and alleged violations of U.S. federal securities laws, the Sarbanes-Oxley Act of 2002 and the U.S. Internal Revenue Code. Cohen’s claims arose out of the removal of Cohen as an officer and board member of Canna Colorado, which occurred on or about October 23, 2014. The defendants successfully removed Cohen’s lawsuit from state court in Hillsborough County, Florida—where it was filed originally—to the U.S. District Court in Tampa, Florida.

On November 11, 2014, the Company, under its former name Golden Dragon Holding Co., sued Cohen in U.S. District Court in New Jersey for libel and tortious interference.

On March 30, 2015, the Company executed a Confidential Settlement and Release of Claims Agreement dated March 30, 2015 by and between the Company, Canna Colorado, Cohen and the other individuals named above (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the lawsuit filed in Florida on October 30, 2014 against the Company, Canna Colorado, Herick, Crocker, Smeeding, Sherwood and Liess by Cohen has been resolved and dismissed. The parties amicably resolved their differences before any discovery occurred or before any decision by the court on the merits of any claims. The Company and all the individuals who had been sued categorically denied of all Mr. Cohen’s claims and allegations, maintained that the allegations were false and were prepared to assert counterclaims of their own. As part of the parties’ resolution, Cohen has agreed to retract his allegations.

As part of the Settlement Agreement, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of Canna Colorado for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. In addition, on May 4, 2015, the Company issued 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the Settlement Agreement. The Company valued those shares at $1,597,500 based on the trading average of the Company’s stock over the ten days preceding entry into the Settlement Agreement and recorded an expense in such amount during the period ended December 31, 2014. Pursuant to the Settlement Agreement, $115,000 has been paid to Mr. Cohen in cash through June 30, 2015 in accordance with the settlement payment terms, leaving a remaining liability of $235,000 as of June 30, 2015 to be paid in cash in the future.

In addition, the Company and Cohen have resolved their differences in the Company’s lawsuit filed against Cohen on November 11, 2014 in New Jersey. The Company has dismissed its claims against Cohen of libel and tortious interference.

NOTE 7.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized, without further action by the stockholders, to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of June 30, 2015.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2015, 17,959,621 shares of common stock were issued and outstanding

RECENT ISSUANCES OF COMMON STOCK

In March 2015, the Company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Through March 31, 2015 the Company issued a total of 303,001 shares in exchange for $454,500 of gross proceeds. During the quarter ended June 30, 2015, an additional 233,333 shares were issued for a total of $350,000 in gross proceeds, resulting in an aggregate total of 536,334 shares to date in the offering and $804,500 in gross proceeds.

On June 25, 2015, the Company issued 100,000 shares of the Company’s common stock to Benjamin & Jerold Brokerage I, LLC (“B&J”), which had provided advisory and capital raising services to the Company. These shares were expensed to stock-based compensation costs during the period and were valued at $350,000 based on the trading average of the Company’s stock over the ten days preceding issuance of those shares.

WARRANTS

On January 20, 2015, the Company issued a 3-year warrant (the “First Warrant”) to Viridian Capital & Research, LLC (“VCR”) as compensation for the services rendered by VCR in connection with the delivery of a company report describing the business, technology and products, markets, growth strategy and financial aspects of the Company. The First Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding January 20, 2015 or $2.90. The First Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The First Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the First Warrant for 20 consecutive trading days.

On February 23, 2015, the Company issued another 3-year warrant (the “Second Warrant,” and together with the First Warrant, the “VCR Warrants”) to VCR as compensation for VCR’s services in managing and implementing investor relations strategies with the U.S. investment community and industry. The Second Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding February 23, 2015 or $2.50. The Second Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The Second Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the Second Warrant for 20 consecutive trading days.

STOCK OPTIONS

To date, the following stock options were issued and outstanding to employees and members of the Board of Directors, which were not issued pursuant to a formal equity compensation plan:

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
	Shares	Option Price	Weighted Average Price	Shares	Option Price	Weighted Average Price
Outstanding Options at Beginning of Period	4,275,000	$1.32	$1.32	3,600,000	$1.00	$1.00
Options Granted	150,000	$2.85	$2.85	825,000	$2.98	$2.98
Options Forfeited	—	—	—	—	—	—

Options Outstanding at End of Period	4,425,000	$1.37	$1.37	4,425,000	$1.37	$1.37

Options Exercisable at End of Period	750,000	$1.00	$1.00	750,000	$1.00	$1.00

Effective November 1, 2014, the Company issued options to purchase 4,800,000 shares at an exercise price of $1.00 per share. In February 2015, the Company issued additional options to purchase 675,000 shares to newly hired employees and to two new independent members of the board of directors at an average weighted exercise price of $3.00 per share. In April 2015, the Company issued additional options to purchase 150,000 shares to three new members of the Board of Directors at an average weighted exercise price of $2.85 per share. The Board of Directors subsequently ratified the issuance of the November 2014, February 2015 and April 2015 options on July 1, 2015. The exercise prices were determined based on the closing stock price quoted on the day prior to their issuance. The options vest over a three year period from the date of issuance, one-third at each anniversary date.

Effective June 26, 2015, Mr. Gary Herick, our former Chief Financial Officer, entered into a consulting agreement with the Company. That consulting agreement provided for the full and immediate vesting of any unvested stock options held by Mr. Herick as of the date of the agreement, which totaled options to purchase 750,000 shares of common stock at an exercise price of $1.00. The Company recorded an option acceleration modification charge of $1,718,946 in the three months ended June 30, 2015.

As a result of the 2014 and 2015 stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $3,725,536 in the six month period ended June 30, 2015.

Stock-based compensation charges remaining to be amortized total $8,199,207 at June 30, 2015. These remaining stock-based compensation charges will be amortized to expense over the remaining vesting period through April 2018 in accordance with their vesting schedules.

NOTE 8.	INCOME TAXES

The Company has had losses since its inception and therefore has not been subject to federal or state income taxes. As of June 30, 2015, the Company has approximately $3,180,000 and $3,139,500 of federal and state net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030 and the state net operating loss carryforwards begin to expire in 2034.

NOTE 9.	SUBSEQUENT EVENTS

Management of the Company has evaluated subsequent events through the date of this filing and note there have been no events that would require disclosure in this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: However, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, our ability to raise debt and/or equity to meet ongoing operating expenses, our ability to identify, negotiate, finance and consummate acquisitions of revenue-producing specialty pharmaceutical businesses in accordance with our strategic plans, as well as other risks set forth in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Part II - Item 1A. Risk Factors.” You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission (the “SEC”).

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

HISTORY

The Company was originally incorporated as Golden Dragon Holding Co. in the State of Delaware in December 2010 as a wholly-owned subsidiary of Concord Ventures, Inc. On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, the former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 restricted shares of the Company’s common stock directly from the Company. As a result of the Share Purchase Agreement, Canna Colorado was the Company’s largest stockholder.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Plan of Merger”) pursuant to which Canna Colorado would become a subsidiary of the Company. In October 2014, the Company changed its legal name to CannaPharmaRx, Inc. During the fourth quarter of 2014, in light of the Cohen litigation described in “Part II. Item 1. Legal Proceedings,” the parties determined to delay the closing of the transaction contemplated by the original Plan of Merger. On March 30, 2015, the parties to the Cohen litigation entered into a full settlement and release of claims agreement. With the Cohen litigation matter settled, on April 21, 2015, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Canna Colorado and CPHR Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Acquisition Sub”), pursuant to which Acquisition Sub would merge with and into Canna Colorado with Canna Colorado remaining as the surviving corporation and wholly-owned non-operating subsidiary of the Company and the outstanding shares of Canna Colorado would be converted into 9,750,000 shares of the Company (the “Merger”). The Merger Agreement amended and restated in its entirety the Plan of Merger from May 2014.

On June 29, 2015, the Company closed the Merger Agreement, with 100% of the Canna Colorado shareholders exchanging, at a 1:1 exchange ratio, a total of 9,750,000 Canna Colorado shares in return for a total of 9,750,000 shares of the Company’s common stock. As such, prior to the closing of the Merger, and as a condition to the closing of the Merger, the Company issued 9,750,000 restricted shares of the Company’s common stock to the Canna Colorado shareholders. Additionally, pursuant to the Merger, all of the shares previously owned by Canna Colorado were cancelled. Canna Colorado is now the wholly-owned subsidiary of the Company.

BUSINESS OF OUR COMPANY

We intend to become a pharmaceutical company whose purpose is to advance cannabinoid discovery. Cannabinoids are a class of chemicals active in the endocannabinoid system. We intend to advance endocannabinoid science and research and development and to work to bring novel prescription, personal care, and veterinary cannabinoid-based products to market in the U.S. and worldwide. We intend to focus our operations on endocannabinoid research; product development and packaging; distribution channel development and management; and information technology data and registry.

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

An aspect of our strategy is to own and operate compounding and specialty pharmacies. We regularly engage in discussions to acquire such pharmacy companies and to finance acquisitions. To date, we have not completed any such acquisitions, and there can be no assurance that an agreement will be reached to acquire any such pharmacy or that an acquisition will be completed.

We have a limited operating history in our proposed business and no representation is made, nor is there any assurance, that our Company will be able to successfully operate as we intend or to raise the necessary capital required to conduct such operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company had total assets of $1,093,266 including $938,397 in cash, $61,417 in other prepaid expenses, and $231,830 in fixed and other long term assets. On June 30, 2015, the Company also had outstanding liabilities totaling $687,272.

As of June 30, 2015, the Company had an accumulated equity position of $405,994 and a working capital surplus of $367,542.

In March 2015, the Company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Through June 30, 2015 the Company issued a total of 536,334 shares in exchange for $804,500 of gross proceeds.

The company has no revenue-producing operations or other source of income at this time.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we have sufficient existing cash resources to fund current operations into October 2015. However, current revenue growth expectations are not sufficient to sustain operations.

It is our current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenue

During the three months ended June 30, 2015 and 2014 we did not recognize any revenues from our activities. We do not anticipate recognizing revenues in the near future. Though we are currently in discussions about acquiring a revenue-producing specialty pharmacy, no assurance can be provided that an agreement will be reached to acquire any such pharmacy or that an acquisition will be completed.

Research and Development Expenses

During the three months ended June 30, 2015, we incurred $578,117 in total research and development (“R&D”) expenses, including $161,721 in cash-based expenses and $416,396 in stock-based compensation. These figures compare to $37,201 in R&D expenses, all cash–based, incurred in the three month period ended June 30, 2014. Research and development expenses consist mainly of salaries and fringe benefits including stock-based compensation charges and external consulting fees.

General and Administrative Expenses

For the three months ended June 30, 2015, we incurred $3,548,193 in general and administrative expenses, compared to $115,958 which we incurred in general and administrative expenses in the three-month period ended June 30, 2014, an increase of $3,432,235 period over period. In the second quarter of 2015, general and administrative expenses included $828,621 of cash-based expenses and $2,719,572 of non-cash stock-based compensation, including $350,000 of stock-based compensation representing the value of 100,000 shares of our common stock issued to B&J as consideration for financial advisory services pursuant to their placement agreement. Cash expenses primarily consist of $207,903 in salaries and fringe benefits to our employees and $174,189 in consulting and professional fees, including legal fees related to certain legal proceedings resolved during the quarter, and accounting fees. Stock-based compensation expenses include $350,000 representing the value of 100,000 shares of the Company’s common stock issued to B&J, $1,000,626 of amortization on outstanding stock options held by employees and directors, and $1,368,946 of amortization in connection with the acceleration of vesting of stock options held by the Company’s former chief financial officer. During the three months ended June 30, 2014, the Company’s general and administrative expenses were primarily limited to legal and accounting expenses incurred in maintaining our public reporting status prior to commencing operations, and consulting and professional fees, advertising costs and travel expenses incurred in connection with entering into the Share Purchase Agreement and the original Plan of Merger.

Operating Loss

For the three months ended June 30, 2015, we recognized an operating loss of $4,126,310, compared to an operating loss of $153,159 for the three months ended June 30, 2014, an increase of $3,973,151 due to the factors discussed above.

Interest and Other Income (Expenses) Net

For the three months ended June 30, 2015, we incurred net interest expense of $776 as a result of financing the Company’s annual insurance premiums. The Company earned $21 in interest income for the three months ended June 30, 2014. The net difference of $797 in net interest expense period over period largely reflects the financing of the Company’s annual insurance premiums.

Loss Before Income Taxes

For the three months ended, June 30, 2015, we recognized a loss before income taxes of $4,127,086, compared to a loss before taxes of $153,138 for the three months ended June 30, 2014, an increase of $3,973,948, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either quarter ended June 30, 2015 or 2014 due to our taxable losses in both periods.

Net Loss

For the three months ended June 30, 2015, we recognized a net loss of $4,127,086, compared to a net loss of $153,138 for the three months ended June 30, 2014, an increase of $3,973,948 due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Revenue

During the six months ended June 30, 2015 and 2014 we did not recognize any revenues from our activities. We do not anticipate recognizing revenues in the near future. Though we are currently in discussions about acquiring a revenue-producing specialty pharmacy, no assurance can be provided that an agreement will be reached to acquire any such pharmacy or that an acquisition will be completed.

Research and Development Expenses

During the six months ended June 30, 2015, we incurred $1,137,408 in total R&D expenses, including $322,562 in cash-based expenses and $814,846 in stock-based compensation. These figures compare to $37,201 in total R&D expenses, all cash-based, incurred in the six month period ended June 30, 2014. Research and development expenses consist mainly of consulting fees, salaries, and fringe benefits including stock-based compensation charges.

General and Administrative Expenses

For the six months ended June 30, 2015, we incurred $4,645,596 in general and administrative expenses, compared to $137,066 incurred in general and administrative expenses in the six-month period ended June 30, 2014, an increase of $4,508,530 year-to-date over year-to-date period. In the first half of 2015, general and administrative expenses included $1,384,906 of cash-based expenses and $3,260,690 of non-cash stock-based compensation. Cash expenses primarily during the six months ended June 30, 2015 primarily consist of $406,812 in salaries and fringe benefits to our employees and $328,478 in consulting and professional fees, including legal fees related to certain legal proceedings resolved during the first half of 2015 and a potential acquisition, and accounting fees. Stock-based compensation expenses include $350,000 representing the value of 100,000 shares of the Company’s common stock issued to B&J, $1,191,744 of amortization on outstanding stock options held by employees and directors, and $1,718,946 of amortization in connection with the acceleration of vesting of stock options held by the Company’s former chief financial officer. During the six months ended June 30, 2014, the Company’s general and administrative expenses were primarily limited to legal and accounting expenses incurred in maintaining our public reporting status prior to commencing operations, and consulting and professional fees, advertising costs and travel expenses incurred in connection with entering into the Share Purchase Agreement and the original Plan of Merger.

Operating Loss

For the six months ended June 30, 2015, we recognized an operating loss of $5,783,004, compared to an operating loss of $174,267 for the six months ended June 30, 2014, an increase of $5,608,737 due to the factors discussed above.

Interest and Other Income (Expenses) Net

For the six months ended June 30, 2015, we incurred net interest expense of $1,553 as a result of the financing of the Company’s annual insurance premiums. The Company incurred $4,509 in net interest expense for the six months ended June 30, 2014 on the Company’s obligation under a note payable to the former majority stockholder. The decrease of $2,956 in interest expense year over year reflects the termination in May 2014 of the Company’s obligation under the note payable to the former majority stockholder, offset by the added interest associated with financing the annual insurance premiums.

Loss Before Income Taxes

For the six months ended June 30, 2015, we recognized a loss before income taxes of $5,784,557, compared to loss before taxes of $178,776 for the six months ended June 30, 2014, an increase of $5,605,781, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either six-month periods ended June 30, 2015 or 2014 due to our taxable losses in both periods.

Net Loss

For the six months ended June 30, 2015, we recognized a net loss of $5,784,557 compared to a net loss of $178,776 for the comparable six month period ended June 30, 2014, an increase of $5,605,781, due to the factors discussed above.

CRITICAL ACCOUNTING POLICIES

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” for more information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in the Exchange Act Rules 13a- 15(e) and 15d-15(e)) were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We continue to have a financial interest in the Cohen Litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K and Part I, Item 1. We reported material developments related to the Cohen Litigation in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. The following disclosure includes material developments that occurred during the three months ended June 30, 2015.

Cohen Litigation

On October 30, 2014, Gary M. Cohen (“Mr. Cohen”), former President, Chief Operating Officer and board member of Canna Colorado, filed a lawsuit against Canna Colorado and an individual officer and board member, Gary Herick, in the Circuit Civil Court of the Thirteenth Judicial District in and for Hillsborough County, Florida, in Division T. On November 26, 2014, Mr. Cohen amended his October 30 complaint naming the Company, Canna Colorado and Gerald Crocker, James Smeeding, Robert Liess and Mathew Sherwood, each of whom was a member of the Company’s board of directors at that time, as defendants. In his amended complaint, Mr. Cohen alleged various employment-related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, tortious interference with business relationships, unjust enrichment, conspiracy, violations of corporate law regarding his access to internal corporate information, a derivative action on behalf of CannaPharmaRx, Inc. and alleged violations of U.S. federal securities laws, the Sarbanes-Oxley Act of 2002 and the U.S. Internal Revenue Code. Mr. Cohen sought compensatory damages, disgorgement of corporate profits and distributions, pre-judgment and post-judgment interest and an injunction appointing a receiver for CannaPharmaRx, Inc. Mr. Cohen’s claims arose out of the removal of Mr. Cohen as an officer and director of Canna Colorado, which occurred on or about October 23, 2014.

Following the filing of Mr. Cohen’s amended complaint, the defendants removed Mr. Cohen’s lawsuit from state court to the U.S. District Court in Tampa, Florida.

On November 11, 2014, the Company, under its former name Golden Dragon Holding Co., sued Cohen for libel and tortious interference. The Company sought compensatory damages, punitive damages, costs and attorney’s fees and injunctive relief.

On March 30, 2015, the Company executed a Confidential Settlement and Release of Claims Agreement dated March 30, 2015 by and between the Company, Canna Colorado, Mr. Cohen and the other individuals named above (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the lawsuit filed in Florida on October 30, 2014 against the Company, Canna Colorado, Herick, Crocker, Smeeding, Sherwood and Liess by Mr. Cohen has been resolved and dismissed. The parties amicably resolved their differences before any discovery occurred or before any decision by the court on the merits of any claims. The Company and all the individuals who had been sued categorically denied of all Mr. Cohen’s claims and allegations, maintained that the allegations were false and were prepared to assert counterclaims of their own. As part of the parties’ resolution, Mr. Cohen retracted his allegations.

As part of the Settlement Agreement, the Company purchased all of Mr. Cohen’s 2,250,000 shares of Canna Colorado for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. The amount of cash payable in the next year is included in current liabilities. In addition, on May 4, 2015, the Company issued 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the Settlement Agreement. The Company valued those shares at $1,597,500 based on the trading average of the Company’s stock over the ten days preceding entry into the Settlement Agreement and recorded an expense in such amount during the period ended December 31, 2014. Pursuant to the Settlement Agreement, $115,000 has been paid to Mr. Cohen in cash through June 30, 2015 in accordance with the settlement payment terms, leaving a remaining liability of $325,000 as of June 30, 2015 to be paid in cash in the future.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 20, 2015, the Company issued a 3-year warrant (the “First Warrant”) to Viridian Capital & Research, LLC (“VCR”) as compensation for the services rendered by VCR in connection with the delivery of a company report describing the business, technology and products, markets, growth strategy and financial aspects of the Company. The First Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding January 20, 2015 or $2.90. The First Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The First Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the First Warrant for 20 consecutive trading days.

On February 23, 2015, the Company issued another 3-year warrant (the “Second Warrant,” and together with the First Warrant, the “VCR Warrants”) to VCR as compensation for VCR’s services in managing and implementing investor relations strategies designed to enhance the Company’s presence, reach and mindshare with the U.S. investment community and industry. The Second Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding February 23, 2015 or $2.50. The Second Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The Second Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the Second Warrant for 20 consecutive trading days.

With respect to the Company’s issuances of the VCR Warrants to VCR, the Company relied upon the private offering exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In March 2015, the Company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Three closings have occurred under the Private Placement. Through March 31, 2015 the Company issued a total of 303,001 shares for a total of $454,501 in gross proceeds. During the quarter ended June 30, 2015, an additional 233,333 shares were issued for a total of $350,000 in gross proceeds, resulting in an aggregate total of 536,334 shares to date in the Private Placement and $804,446 in gross proceeds.

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

On June 25, 2015, the Company issued 100,000 shares of the Company’s common stock to B&J as consideration for the financial advisory services it is providing to the Company. These shares were valued at $350,000 based on the trading average of the Company’s stock over the ten days preceding issuance of those shares and expensed to stock based compensation costs during the period. The Company relied on the private offering exemption provided by Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Unregistered Issuances of Equity Securities

On June 22, 2015, the Company issued 66,667 restricted shares of the Company’s common stock to an investor pursuant to the third closing of the Private Placement.

The shares were offered and issued, in reliance upon Rule 506 of Regulation D, which is a safe harbor for the private offering exemption of Section 4(a)(2) of the Securities Act. The investor that purchased common shares of the Company pursuant to the Private Placement is an accredited investor, as that term is defined in Rule 501 of Regulation D.

On June 25, 2015, the Company issued 100,000 restricted shares of the Company’s common stock to B&J, as consideration for financial advisory services B&J provided to the Company, in satisfaction of the Company’s obligations to B&J under the placement agreement to which each was a party (the “Placement Agreement”). These shares were valued at $350,000 based on the trading average of the Company’s stock over the ten days preceding issuance of those shares and expensed to stock based compensation costs during the period. The Company relied on the private offering exemption provided by Section 4(a)(2) of the Securities Act. The Placement Agreement is filed as Exhibit 10.1 to this Quarterly Report.

Settlement Agreement with Kathleen Wolff

On July 10, 2015, the Company entered into a Confidential Settlement and Release of Claims Agreement dated July 10, 2015 by and between the Company and Kathleen Wolff (the “Wolff Agreement”). Pursuant to the terms of the Wolff Agreement, various alleged breach of contract, retaliation and constructive termination claims by Ms. Wolff against the Company were settled. The parties amicably resolved their differences before any discovery occurred or before any decision by any court on the merits of any claims. The Company categorically denied all of Ms. Wolff’s claims and allegations and has maintained that the allegations were false.

As part of the Wolff Agreement, the Company agreed to pay Ms. Wolff $50,000, with $30,000 payable up front and the remainder payable in five equal monthly installments of $4,000, starting August 1, 2015.

The foregoing description of the Wolff Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Wolff Agreement, which is filed as Exhibit 10.2, and incorporated herein by reference.

Consulting Agreement with Gary Herick

On June 26, 2015, the Company entered into a consulting agreement with Mr. Gary Herick, a member of the Board of Directors of the Company (the “Herick Agreement”), whereby the Company agreed to pay Mr. Herick $9,245 per month for consulting services and $910 per month for Mr. Herick’s medical insurance, through December 31, 2015. The Company also accelerated Mr. Herick’s then-unvested options, such that all 750,000 of Mr. Herick’s options to purchase shares of common stock of the Company became fully vested as of June 26, 2015.

The Herick Agreement may be extended upon the mutual agreement of the Company and Mr. Herick past December 31, 2015. The Company intends to continue to engage Mr. Herick as a consultant until his consulting services are no longer required. As of June 30, 2015, the Company owes Mr. Herick $60,930 under the Herick Agreement, subject to performance conditions.

On August 11, 2015, the Company’s Board of Directors ratified the Herick Agreement. The Herick Agreement is filed as Exhibit 10.3 to this Quarterly Report.

ITEM 6.	EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION AND METHOD OF FILING

2.1	Amended and Restated Agreement and Plan of Merger dated April 21, 2015 by and between the Company, CPHR Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, and CannaPharmaRX, Inc., a Colorado corporation (1)

3(i).1	State of Delaware Certificate of Incorporation of Golden Dragon Holding Co. dated December 16, 2010 (2)

3(i).2	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 22, 2014 indicating name change (3)

3(ii).1	Bylaws of Golden Dragon Holding Co. dated December 31, 2010 (4)

10.1	Placement Agreement dated as of December 21, 2014 by and between the Company, Canna Colorado and B&J *

10.2	Confidential Settlement and Release of Claims Agreement dated as of July 10, 2015 by and between the Company, Kathleen Wolff and each of the other parties thereto *

10.3	Consulting Agreement dated June 26, 2015 by and between the Company and Gary Herick *

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2015.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2014.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2014.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2014.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CannaPharmaRx, Inc.

Date: August 12, 2015	By:	/s/ Gerald E. Crocker
	Name:	Gerald E. Crocker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	By:	/s/ Christopher P. Schnittker
	Name:	Christopher P. Schnittker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)