Form 10-Q
period 2015-09-30
CANNAPHARMARX, INC.
filed 2015-11-13
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-27055

CANNAPHARMARX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	27-4635140
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

One Collins Drive, Suite 100, Salem Business Center

Carneys Point, NJ 08069-3640

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(856) 376-0500

(Registrant’s Telephone Number, Including Area Code)

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

As of November 13, 2015, there were 17,959,621 shares of the issuer’s common stock, $0.0001 par value, issued and outstanding.

CANNAPHARMARX, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2015

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$201,025	$1,605,239
Prepaid expenses	31,887	44,102

Total current assets	232,912	1,649,341
Fixed Assets:
Furniture and fixtures, net of $12,540 in accumulated depreciation	90,259	97,701
Deposit on specialty pharmacy acquisition	—	50,000

Total Assets	$323,171	$1,797,042

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$337,995	$137,772
Accrued legal settlement payable in cash - current portion	180,000	205,000
Accrued legal settlement payable in stock	—	1,597,500

Total current liabilities	517,995	1,940,272
Accrued legal settlement payable in cash - noncurrent portion	10,000	145,000

Total Liabilities	527,995	2,085,272
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,959,621 and 17,374,407 issued and outstanding, respectively	1,796	1,737
Additional paid in capital	28,429,983	20,855,381
Retained deficit	(28,636,603)	(21,145,348)

Total Stockholders’ Equity (Deficit)	(204,824)	(288,230)

Total Liabilities and Stockholders’ Equity	$323,171	$1,797,042

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Operating Expenses:
Research and development	145,821	135,120	468,383	172,321
General and administrative	464,599	345,070	1,849,505	482,136
Stock-based compensation:
Research and development	604,483	—	1,419,329	—
General and administrative	491,277	—	3,751,967	—

Total operating expenses	1,706,180	480,190	7,489,184	654,457

Income (loss) from operations	(1,706,180)	(480,190)	(7,489,184)	(654,457)
Other income (expense)
Interest income (expense) net	(518)	790	(2,071)	(3,719)

Other income (expense) net	(518)	790	(2,071)	(3,719)

Income (loss) before provision for income taxes	(1,706,698)	(479,400)	(7,491,255)	(658,176)

Net loss	$(1,706,698)	$(479,400)	$(7,491,255)	$(658,176)

Net loss per share
(Basic and fully diluted)	$(0.10)	$(0.03)	$(0.42)	$(0.07)

Weighted average number of common shares outstanding	17,959,621	16,807,074	17,839,206	9,898,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in Capital	Retained Deficit	Stockholders’ Equity (Deficit)
	Shares	Dollars
Balance, December 31, 2012	2,384,407	$238	$16,874,643	$(17,072,509)	$(197,628)
Net loss	—	—	—	(94,406)	(94,406)

Balance, December 31, 2013	2,384,407	238	16,874,643	(17,166,915)	(292,034)
Shares purchased in acquisition by Canna Colorado	9,000,000	900	295,100	—	296,000
Debt relief in sale	—	—	71,672	—	71,672
Common stock sold	5,990,000	599	3,034,401	—	3,035,000
Stock-based compensation	—	—	579,565	—	579,565
Net loss	—	—	—	(3,978,433)	(3,978,433)

Balance, December 31, 2014	17,374,407	1,737	20,855,381	(21,145,348)	(288,230)
Common stock sold	556,334	56	804,444	—	804,500
Shares issued in acquisition of Canna Colorado	9,750,000	975	—	—	975
Shares issued to vendor in prior year, paid par this period	—	—	120	—	120
Cancellation of shares owned by Canna Colorado	(10,421,120)	(1,042)	1,312	—	270
Shares issued in litigation settlement	600,000	60	1,597,440	—	1,597,500
Stock-based compensation	100,000	10	5,171,286	—	5,171,296
Net loss	—	—	—	(7,491,255)	(7,491,255)

Balance, September 30, 2015	17,959,621	$1,796	$28,429,983	$(28,636,603)	$(204,824)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$(7,491,255)	$(658,176)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation expense	9,520	—
Stock-based compensation expense	5,171,296	—
Compensatory loan increases/(decreases)	—	(180,000)
Non-cash write off of debt	—	71,672
Write off of deposit paid towards specialty pharmacy acquisition	50,000	—
Changes in operating assets & liabilities:
(Increase)/decrease in prepaid expenses	12,215	—
Increase/(decrease) in accounts payable and accrued expenses	40,223	(52,206)
Increase/(decrease) in accrued interest payable - related party	—	(25,894)

Net cash provided by (used for) operating activities	(2,208,001)	(844,604)
Cash Flows From Investing Activities:
Purchase of fixed assets	(2,078)	(12,339)

Net cash provided by (used for) investing activities	(2,078)	(12,339)
Cash Flows From Financing Activities:
Payments of related party loans	—	(33,934)
Cash acquired in acquisition of Canna Colorado	1,245	—
Shares issued to vendor in prior year, paid par this period	120	—
Proceeds from sales of common stock	804,500	3,331,000

Net cash provided by (used for) financing activities	805,865	3,297,066

Net increase (decrease) in cash	(1,404,214)	2,440,123
Cash at the beginning of the period	1,605,239	—

Cash at the end of the period	$201,025	$2,440,123

Schedule of Non-Cash Investing and Financing Activities
Value of stock issued in litigation settlement	$1,597,500	$—

Forgiveness of related party loans	$—	$71,672

Supplemental Disclosure:
Cash paid for interest	$2,071	$3,719

Cash paid for income taxes	$500	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BUSINESS

CannaPharmaRx, Inc. (together with its consolidated subsidiaries, the “Company”) is a Delaware corporation whose shares are publicly quoted on the OTCQB. The Company began trading under its new stock ticker symbol “CPMD” effective as of March 21, 2015. The Company is an early-stage pharmaceutical company whose purpose is to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology currently under development. It is also an aspect of the Company’s strategy to own and operate compounding and specialty pharmacies. The Company regularly engages in discussions to acquire such pharmacies and to finance such acquisitions, but to date, the Company has not completed any such acquisition.

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

Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC on March 31, 2015.

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

PROPERTY AND EQUIPMENT

The Company has acquired $102,800 in property and equipment, of which $100,721 was purchased during the year ended December 31, 2014, and another $2,078 purchased in the first quarter of 2015. Of this amount, $50,000 represents the capitalized cost of our proprietary RECRUIT RegistryTM website development. This patient registry project was largely completed in the fourth quarter of 2014, although it is not currently operational, and the timing of the project launch is not certain at this time. Accordingly, no depreciation expense has been recorded against the capitalized cost of the RECRUIT Registry to date.

In addition to the investment in our patient registry, another $52,800 has been invested in office and computer equipment, primarily incurred since the November 2014 establishment of the Company’s new headquarters in Carneys Point, New Jersey. Accumulated depreciation to date totals $12,540 against these fixed assets. Depreciation expenses total $3,192 and $-0- for the quarters ended September 30, 2015 and September 30, 2014, respectively, and were $9,520 and $-0- respectively in the nine month periods ended September 30, 2015 and 2014.

Depreciation expenses have been calculated using the straight line method over the estimated useful lives of the respective assets, ranging from three to seven years.

DEFERRED COSTS AND OTHER OFFERING COSTS

All costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. The Company had no deferred costs or other stock offering costs as of either September 30, 2015 or December 31, 2014.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at September 30, 2015 or December 31, 2014.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2015 and December 31, 2014, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended September 30, 2015, nor December 31, 2014.

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

ADVERTISING COSTS

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $138 and $25,735 in the three-month and nine-month periods ended September 30, 2015 respectively, compared to $69,990 and $81,218 for the three- and nine-month periods ended September 30, 2014.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the three and nine month periods ended September 30, 2015 and 2014.

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

Stock options outstanding at September 30, 2015 to purchase 4,675,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

STOCK-BASED COMPENSATION

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield.

Effective November 1, 2014, the Company granted options to purchase shares of the Company’s common stock to each of its employees for a total of 5,000,000 options granted. Including the November 1, 2014 grant and all subsequent option grants, the Company has granted a total of 6,075,000 options at exercise prices ranging from $1.00 to $3.25. As a result of forfeitures, 4,675,000 options remain outstanding as of September 30, 2015.

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

Stock-based compensation expenses totaled $1,095,760 and $-0- for the three months ended September 30, 2015 and September 30, 2014, respectively. On a year to date basis, stock-based compensation expenses totaled $5,171,296 and $-0- for the nine months ended September 30, 2015 and September 30, 2014, respectively.

BUSINESS SEGMENTS

Our activities during the nine months ended September 30, 2015 comprised a single segment.

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

The Company had cash on hand of $201,025 as of September 30, 2015, but no revenue-producing business or other sources of income. Additionally, as of September 30, 2015 the Company had outstanding liabilities totaling $527,995 and stockholders’ deficit of $204,824. The Company had a working capital deficit of $285,083 at September 30, 2015.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we have sufficient existing cash resources to fund our current limited operations through November 2015. However, current revenue growth expectations are not sufficient to sustain operations beyond that date.

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

As of September 30, 2015, the Company had $232,912 in current assets (comprised of $201,025 in cash on deposit in a bank and $31,887 in prepaid expenses) and $90,259 in furniture and fixtures, net of $12,540 in accumulated depreciation.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2015, the balance of accounts payable and accrued expenses was $337,995, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash over the next 12 months total $180,000 as of September 30, 2015, as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company has a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease extends until April 30, 2016. The remaining lease commitment totals $26,419 as of September 30, 2015.

NOTE 6.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

On October 30, 2014, Gary M. Cohen (“Cohen”), former President, Chief Operating Officer and a board member of Canna Colorado, filed a lawsuit against Canna Colorado and an individual officer and board member, Gary Herick. On November 26, 2014, Cohen filed an amended complaint naming the Company and Gerald Crocker, James Smeeding, Robert Liess and Mathew Sherwood, each of whom was a member of the Company’s board of directors at that time, as defendants. In his amended complaint, Cohen alleged various employment- related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, violations of corporate law regarding his access to internal corporate information, and alleged violations of U.S. federal securities laws, the Sarbanes- Oxley Act of 2002 and the U.S. Internal Revenue Code. Cohen’s claims arose out of the removal of Cohen as an officer and board member of Canna Colorado, which occurred on or about October 23, 2014. The defendants successfully removed Cohen’s lawsuit from state court in Hillsborough County, Florida—where it was filed originally—to the U.S. District Court in Tampa, Florida.

On November 11, 2014, the Company, under its former name Golden Dragon Holding Co., sued Cohen in U.S. District Court in New Jersey for libel and tortious interference.

On March 30, 2015, the Company executed a Confidential Settlement and Release of Claims Agreement dated March 30, 2015 by and between the Company, Canna Colorado, Cohen and the other individuals named above (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the lawsuit filed in Florida on October 30, 2014 against the Company, Canna Colorado, Herick, Crocker, Smeeding, Sherwood and Liess by Cohen has been resolved and dismissed. The parties amicably resolved their differences before any discovery occurred or before any decision by the court on the merits of any claims. The Company and all the individuals who had been sued categorically denied of all Mr. Cohen’s claims and allegations, maintained that the allegations were false and were prepared to assert counterclaims of their own. As part of the parties’ resolution, Cohen retracted his allegations.

As part of the Settlement Agreement, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of Canna Colorado for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. In addition, on May 4, 2015, the Company issued 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the Settlement Agreement. The Company valued those shares at $1,597,500 based on the trading average of the Company’s stock over the ten days preceding entry into the Settlement Agreement and recorded an expense in such amount during the period ended December 31, 2014. Pursuant to the Settlement Agreement, $160,000 has been paid to Mr. Cohen in cash through September 30, 2015 in accordance with the settlement payment terms, leaving a remaining liability of $190,000 as of September 30, 2015 to be paid in cash in the future.

In addition, the Company and Cohen have resolved their differences in the Company’s lawsuit filed against Cohen on November 11, 2014 in New Jersey. The Company has dismissed its claims against Cohen of libel and tortious interference.

NOTE 7.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized, without further action by the stockholders, to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of September 30, 2015.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2015, 17,959,621 shares of common stock were issued and outstanding.

RECENT ISSUANCES OF COMMON STOCK

In March 2015, the Company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Through September 30, 2015 the Company issued a total of 536,334 shares in exchange for $804,500 of gross proceeds.

On June 25, 2015, the Company issued 100,000 shares of the Company’s common stock to Benjamin & Jerold Brokerage I, LLC, an Illinois limited liability company (“B&J”), which had provided advisory and capital raising services to the Company. These shares were expensed to stock-based compensation costs during the period and were valued at $350,000 based on the trading average of the Company’s stock over the ten days preceding issuance of those shares.

WARRANTS

On January 20, 2015, the Company issued a 3-year warrant (the “ First Warrant”) to Viridian Capital & Research, LLC (“VCR”) as compensation for the services rendered by VCR in connection with the delivery of a company report describing the business, technology and products, markets, growth strategy and financial aspects of the Company. The First Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding January 20, 2015 or $2.90. The First Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The First Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the First Warrant for 20 consecutive trading days.

On February 23, 2015, the Company issued another 3-year warrant (the “Second Warrant,” and together with the First Warrant, the “VCR Warrants”) to VCR as compensation for VCR’s services in managing and implementing investor relations strategies with the U.S. investment community and industry. The Second Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding February 23, 2015 or $2.50. The Second Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The Second Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the Second Warrant for 20 consecutive trading days./

STOCK OPTIONS

To date, the following stock options were issued and outstanding to employees and members of the Board of Directors, which were not issued pursuant to a formal equity compensation plan:

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	Shares	Option Price	Weighted Average Price	Shares	Option Price	Weighted Average Price
Outstanding Options at Beginning of Period	4,425,000	$1.37	$1.37	3,600,000	$1.00	$1.00
Options Granted	250,000	$1.45	$1.45	1,075,000	$2.62	$2.62
Options Forfeited	—	—	—	—	—	—

Options Outstanding at End of Period	4,675,000	$1.37	$1.37	4,675,000	$1.37	$1.37

Options Exercisable at End of Period	750,000	$1.00	$1.00	750,000	$1.00	$1.00

Effective November 1, 2014, the Company issued options to purchase 5,000,000 shares at an exercise price of $1.00 per share. In February 2015, the Company issued additional options to purchase 675,000 shares to newly hired employees and to two new independent members of the board of directors at an average weighted exercise price of $3.00 per share. In April 2015, the Company issued additional options to purchase 150,000 shares to three new members of the Board of Directors at an average weighted exercise price of $2.85 per share. In August 2015, the Company issued additional options to purchase 50,000 shares to one original member of the Board of Directors at an average weighted exercise price of $3.25 per share and revised a November 2014 option grant to one employee to grant additional options to purchase 200,000 shares dated as of the original grant date on November 1, 2014. The Board of Directors subsequently ratified the issuances of the November 2014, February 2015, April 2015 and August 2015 options during the quarter ended September 30, 2015. The exercise prices of all options issued with 2015 effective dates were determined based on the closing stock price quoted on the day prior to their issuance. The options vest over a three-year period from the date of issuance, one-third at each anniversary date.

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

As a result of all stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $4,821,296 during the nine month period ended September 30, 2015.

Stock-based compensation charges remaining to be amortized total $7,970,851 at September 30, 2015. These remaining stock-based compensation charges will be amortized to expense over the remaining vesting period through August 2018 in accordance with their vesting schedules.

NOTE 8.	INCOME TAXES

The Company has had losses since its inception and therefore has not been subject to federal or state income taxes. As of September 30, 2015, the Company has approximately $4,004,000 and $3,964,000 of federal and state net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030 and the state net operating loss carryforwards begin to expire in 2034.

NOTE 9.	SUBSEQUENT EVENTS

Management of the Company has evaluated subsequent events through the date of this filing and note there have been no events that would require disclosure in this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. In addition to historical information, this discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: However, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, our ability to raise debt and/or equity to meet ongoing operating expenses, our ability to identify, negotiate, finance and consummate acquisitions of revenue-producing specialty pharmaceutical businesses in accordance with our strategic plans, as well as other risks set forth in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Part II. Item 1A. Risk Factors.” You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission (the “SEC”).

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

We intend to operate our operations in compliance with all applicable federal laws and regulations, including those enforced by the U.S. Drug Enforcement Administration, Department of Agriculture, Food and Drug Administration and Federal Trade Commission. We are NOT a marijuana industry-related marketing or service company attempting to operate outside of federal marijuana prohibitions.

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

It is also an aspect of our strategy to own and operate compounding and specialty pharmacies. We regularly engage in discussions to acquire such pharmacy companies and to finance acquisitions. To date, we have not completed any such acquisitions, and there can be no assurance that an agreement will be reached to acquire any such pharmacy, that we could obtain necessary acquisition financing or that an acquisition will be completed.

We have a limited operating history in our proposed business and have never generated operating revenue. We make no representation, and can provide no assurance, that our Company will be able to successfully operate as we intend or to raise the necessary capital required to conduct such operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company had total assets of $323,171 including $201,025 in cash, $31,887 in other prepaid expenses, and $90,259 in fixed and other long term assets. On September 30, 2015, the Company also had outstanding liabilities totaling $527,995.

As of September 30, 2015, the Company had a stockholders’ deficit of $204,824 and a working capital deficit of $285,083.

In March 2015, the Company began offering in a private placement of shares of its unregistered restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Through September 30, 2015 the Company issued a total of 536,334 shares in exchange for $804,500 of gross proceeds.

The Company has no revenue-producing operations or other source of income at this time.

In our financial statements for the fiscal years ended December 31, 2014 and 2013, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. To preserve liquidity, effective October 2015, we took certain steps to manage and reduce our operating costs and based on our current financial projections, we believe we have sufficient existing cash resources to fund current operations into November 2015. However, current revenue growth expectations are not sufficient to sustain operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

During the three months ended September 30, 2015 and 2014 we did not recognize any revenues from our activities. We do not anticipate recognizing revenues in the near future. Though we are currently in discussions about acquiring a revenue-producing specialty pharmacy, no assurance can be provided that an agreement will be reached to acquire any such pharmacy, that we could obtain necessary acquisition financing or that an acquisition will be completed.

Research and Development Expenses

During the three months ended September 30, 2015, we incurred $750,304 in total research and development (“R&D”) expenses, including $145,821 in cash-based expenses and $604,483 in stock-based compensation. These figures compare to $135,120 in total R&D expenses, all cash-based, incurred during the three month period ended September 30, 2014. R&D cash based expenses in both years consist mainly of salaries and fringe benefits, and consulting fees. The Company first issued stock options to the R&D staff and all others on November 1, 2014, with no stock-based compensation expense provision being necessary until the fourth quarter 2014.

Effective October 2015, the Company took certain measures to manage and reduce cash-based compensation expenses, which are expected to result in lower compensation expenses in the fourth quarter.

General and Administrative Expenses

For the three months ended September 30, 2015, we incurred $955,876 in general and administrative expenses (“G&A”), compared to $345,070 incurred in G&A expenses for the three-month period ended September 30, 2014, an increase of $610,806 period over period. This increase is largely attributable to $491,277 of non-cash, stock-based compensation expenses recognized in the third quarter 2015 on outstanding stock options held by employees and directors, first issued on November 1, 2014, and requiring no expense provision ($-0-) during the three month period ending September 30, 2014.

During the three months ended September 30, 2015, the Company’s G&A cash–based expenses totaled $464,599. Cash expenses primarily consist of $179,526 in salaries and fringe benefits for our employees, and $126,423 incurred for all outside professional fees, including legal fees of $67,032 and $59,391 incurred for other consultants, including accounting fees. The Company also incurred $21,543 in SEC filing fees, $12,622 in rent and utilities, and $44,440 in all promotional costs in ongoing efforts to raise capital and gain exposure for the Company. Effective October 2015, the Company took certain measures to manage and reduce cash-based compensation expenses, which are expected to result in lower compensation expenses in the fourth quarter.

During the three months ended September 30, 2014, the Company’s G&A expenses totaled $345,070, consisting primarily of salaries, wages or management fees paid to staff totaling $165,183, as well as promotional and marketing costs totaling $84,990. Third quarter 2014 G&A costs also include $71,695 of travel related expenses incurred primarily in raising capital and in gaining initial exposure for the Company. Professional fees totaling $16,852 during the three months ended September 30, 2014, including legal and accounting fees primarily to maintain our public reporting status and in connection with entering into the Share Purchase Agreement and the original Plan of Merger.

Operating Loss

For the three months ended September 30, 2015, we recognized an operating loss of $1,706,698, compared to an operating loss of $479,400 for the three months ended September 30, 2014, an increase of $1,227,298 primarily due to $1,095,760 of non-cash stock-based compensation charges on stock options which had not yet been granted as of September 30, 2014.

Interest and Other Income (Expenses) Net

For the three months ended September 30, 2015, we incurred net interest expense of $518 as a result of financing the Company’s annual insurance premiums. The Company earned $790 in interest income for the three months ended September 30, 2014. The net difference of $1,308 in net interest expense period-over-period largely reflects the interest earned on excess cash positions in the third quarter of 2014, while the three months ended September 30, 2015 reflects the financing of the Company’s annual insurance premiums.

Loss before Income Taxes

For the three months ended, September 30, 2015, we recognized a loss before income taxes of $1,706,698 compared to a loss before taxes of $479,400 for the three months ended September 30, 2014, an increase of $1,227,298, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either quarter ended September 30, 2015 or 2014 due to our taxable losses in both periods.

Net Loss

For the three months ended September 30, 2015, we recognized a net loss of $1,706,698, compared to a net loss of $479,400 for the three months ended September 30, 2014, an increase of $1,227,298 due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

During the nine months ended September 30, 2015 and 2014 we did not recognize any revenues from our activities. We do not anticipate recognizing revenues in the near future. Though we are currently in discussions about acquiring a revenue-producing specialty pharmacy, no assurance can be provided that an agreement will be reached to acquire any such pharmacy, that we could obtain necessary acquisition financing or that an acquisition will be completed.

Research and Development Expenses

During the nine months ended September 30, 2015, we incurred $1,887,712 in total research and development (“R&D”) expenses, including $468,383 in cash-based expenses and $1,419,329 in stock-based compensation. These figures compare to $172,321 in total R&D expenses, all cash-based, incurred in the nine month period ended September 30, 2014. Non-cash R&D stock-based compensation expenses were $0 through September 30, 2014, as the first employee stock options were not granted or effective until November 1, 2014.

In the nine month year-to-date period ended September 30, 2015, cash-based R&D expenses of $468,383 cover a full nine months of active operations; whereas the $172,321 incurred on R&D cash-based expenses for the 2014 year-to-date period were largely accumulated over only four and half months of active operations between mid-May 2014 and September 30, 2014. Cash-based R&D expenses in both years consist mainly of salaries with associated fringe benefits and consulting fees. Effective October 2015, the Company took certain measures to manage and reduce compensation expenses, which are expected to result in lower compensation expenses in the fourth quarter.

General and Administrative Expenses

For the nine months ended September 30, 2015, we incurred $5,601,472 in total G&A expenses, compared to $482,136 incurred on G&A in the nine-month period ended September 30, 2014, an increase of $5,119,336 in the comparable year-over-year periods. This increase is primarily attributable to $3,751,967 of non-cash, stock-based compensation expenses recognized on outstanding stock options held by employees and directors, all of which were issued after September 30, 2014, thus requiring no expense provision until the fourth quarter of 2014. Additionally, 2015 cash-based G&A expenses of $1,849,505 cover a full nine months of active operations; whereas G&A cash-based expenses for the 2014 year-to-date period totaled just $482,936 but were largely accumulated over only four and half months of active operations between mid-May 2014 and September 30, 2014.

Stock-based compensation expenses incurred through September 30, 2015 total $3,751,967 and include $1,683,021 of normal amortization on outstanding stock options held by employees and directors, as well as $1,718,946 of amortization in connection with the acceleration of vesting of stock options held by the Company’s former chief financial officer. The remaining $350,000 of 2015 stock-based compensation expenses represent the value of 100,000 shares of the Company’s common stock issued to Benjamin & Jerold, as disclosed in the prior quarter.

Cash-based G&A expenses totaled $1,849,505 during the nine months ended September 30, 2015 primarily consisting of $586,338 in salaries and fringe benefits to our employees and $454,910 in legal, accounting and other professional fees, including fees related to certain legal proceedings resolved during 2015. Other noteworthy expenses included in the 2015 G&A expense total include $143,547 in legal and other fees related to a potential acquisition, $148,161 in insurance expenses, $71,074 in SEC filing expenses, $38,428 in rent and utilities, and $204,569 in promotional costs primarily incurred in ongoing efforts to raise capital and gain exposure for the Company. Effective October 2015, the Company took certain measures to manage and reduce compensation expenses, which are expected to result in lower compensation expenses in the fourth quarter.

Over the nine months ended September 30, 2014, the Company’s G&A expenses totaled $482,136 but were largely incurred during the four and a half month period between mid-May and September 30, 2014. These 2014 expenses consisted primarily of salaries, wages or management fees paid to staff totaling $232,683, as well as promotional and marketing costs totaling $98,333. Other noteworthy 2014 G&A expenses include $83,219 of travel related expenses incurred primarily in raising capital and in gaining initial exposure for the Company. Professional fees also totaled $58,950 during the nine months ended September 30, 2014, including all legal and accounting fees in connection with entering into the Share Purchase Agreement and to maintain our public reporting status.

Operating Loss

For the nine months ended September 30, 2015, we recognized an operating loss of $7,489,184, compared to an operating loss of $654,457 for the nine months ended June 30, 2014, an increase of $6,834,727 due to the factors discussed above.

Interest and Other Income (Expenses) Net

For the nine months ended September 30, 2015, we incurred net interest expense of $2,071 as a result of the financing of the Company’s annual insurance premiums. The Company incurred $3,719 in net interest expense for the nine months ended September 30, 2014 on the Company’s obligation under a note payable to the former majority stockholder. The decrease of $1,648 in interest expense year over year reflects the termination in May 2014 of the Company’s obligation under the note payable to the former majority stockholder, offset by the added interest associated with financing the annual insurance premiums.

Loss before Income Taxes

For the nine months ended September 30, 2015, we recognized a loss before income taxes of $7,491,255, compared to loss before taxes of $658,176 for the nine months ended September 30, 2014, an increase of $6,833,079, due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was recorded in either nine-month periods ended September 30, 2015 or 2014 due to our taxable losses in both periods.

Net Loss

For the nine months ended September 30, 2015, we recognized a net loss of $7,491,255 compared to a net loss of $658,176 for the comparable nine month period ended September 30, 2014, an increase of $6,833,079, due to the factors discussed above.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We continue to have a financial interest in the Cohen Litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. We reported material developments related to the Cohen Litigation in Part II, Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. The following disclosure includes material developments that occurred during the three months ended September 30, 2015.

Cohen Litigation

On October 30, 2014, Gary M. Cohen (“Mr. Cohen”), former President, Chief Operating Officer and board member of CannaPharmaRX, Inc. a Colorado corporation (“Canna Colorado”), filed a lawsuit against Canna Colorado and an individual officer and board member, Gary Herick, in the Circuit Civil Court of the Thirteenth Judicial District in and for Hillsborough County, Florida, in Division T. On November 26, 2014, Mr. Cohen amended his October 30th complaint naming the Company, Canna Colorado and Gerald Crocker, James Smeeding, Robert Liess and Mathew Sherwood, each of whom was a member of the Company’s board of directors at that time, as defendants. In his amended complaint, Mr. Cohen alleged various employment-related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, tortious interference with business relationships, unjust enrichment, conspiracy, violations of corporate law regarding his access to internal corporate information, a derivative action on behalf of the Company and alleged violations of U.S. federal securities laws, the Sarbanes-Oxley Act of 2002 and the U.S. Internal Revenue Code. Mr. Cohen sought compensatory damages, disgorgement of corporate profits and distributions, pre-judgment and post-judgment interest and an injunction appointing a receiver for CannaPharmaRx, Inc.

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

As part of the Settlement Agreement, the Company purchased all of Mr. Cohen’s 2,250,000 shares of Canna Colorado for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. The amount of cash payable in the next year is included in current liabilities. In addition, on May 4, 2015, the Company issued 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the Settlement Agreement. The Company valued those shares at $1,597,500 based on the trading average of the Company’s stock over the ten days preceding entry into the Settlement Agreement and recorded an expense in such amount during the period ended December 31, 2014. Pursuant to the Settlement Agreement, $160,000 has been paid to Mr. Cohen in cash through September 30, 2015 in accordance with the settlement payment terms, leaving a remaining liability of $190,000 as of September 30, 2015 to be paid in cash in the future.

In addition, the Company and Mr. Cohen have resolved their differences in the Company’s lawsuit filed against Mr. Cohen on November 11, 2014 in New Jersey. The Company has dismissed its claims against Cohen of libel and tortious interference.

See Part II, Item 3 for a discussion of subsequent developments regarding the Company’s payment obligations pursuant to the Settlement Agreement.

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

In March 2015, the Company began offering in an unregistered private placement shares of its restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Three closings have occurred pursuant to the Private Placement, in March, April and June. Through September 30, 2015, the Company has issued a total of 536,334 shares in exchange for $804,500 of gross proceeds.

The shares are being offered, and upon the closing of the offering will be issued, in reliance upon Rule 506(b) of Regulation D, which is a safe harbor for the private offering exemption of Section 4(a)(2) of the Securities Act of 1933, as amended. The various investors that purchased common shares of the Company pursuant to the Private Placement were composed solely of accredited investors, as that term is defined in Rule 501(a) of Regulation D, and no more than 35 non-accredited investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 6 to the financial statements included in Part I, Item 1 of this report, the Company has had an obligation to make certain monthly payments to Mr. Gary Cohen pursuant to the terms of a Settlement Agreement. Mr. Cohen died unexpectedly in September 2015. The Settlement Agreement does not speak to an ongoing payment obligation in the event of Mr. Cohen’s death and prohibited him from assigning his rights under the Agreement. As the Company is currently waiting for the appropriate legal instructions from whatever probate court will be administering Mr. Cohen’s estate, it has not made payments for the months of October and November 2015 that it otherwise would have made but for Mr. Cohen’s death. As of the date of this filing, the accrued balance due under the Settlement Agreement equals $30,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NUMBER	DESCRIPTION AND METHOD OF FILING

Exhibit 3(i).1	State of Delaware Certificate of Incorporation of Golden Dragon Holding Co. dated December 16, 2010 (1)

Exhibit 3(i).2	State of Delaware Certificate of Amendment of Certificate of Incorporation dated October 22, 2014 indicating name change (2)

Exhibit 3(ii).1	Bylaws of Golden Dragon Holding Co. dated December 31, 2010 (3)

Exhibit 10.1	Confidential Settlement and Release of Claims Agreement dated July 10, 2015 by and between the Company, Kathleen Wolff and each of the other parties thereto (4)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act **

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2014.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2014.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on February 6, 2014.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2015.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CannaPharmaRx, Inc.

Date: November 13, 2015	By:	/s/ Gerald E. Crocker
	Name:	Gerald E. Crocker
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Christopher P. Schnittker
	Name:	Christopher P. Schnittker
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)