Form 10-K
period 2015-12-31
CANNAPHARMARX, INC.
filed 2018-09-11
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-4635140
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2 Park Plaza Suite 1200B Irvine, CA	92614	(949) 652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of September 7, 2018 was $8,901,213.

As of September 7, 2018, the Registrant had 17,960,741 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements regarding Capital Art, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

Item 1. Business.

History

We were originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” We changed our name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006. On December 21, 2000, we filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors. After the sale, we still had liabilities of $8.4 million and were subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law. In February 2008, we were re-listed on the OTC Bulletin Board.

In April 2010, Concord Ventures, Inc. ("Concord"), a Colorado corporation, incorporated three new subsidiary companies, CCVG, Inc. ("CCVG"), CCAPS Co. ("CCAPS") and Golden Dragon Holding Co. ("Golden Dragon"). All three of the new subsidiary companies were domiciled in Delaware.

In order for Concord to re-domicile in Delaware from Colorado, on September 29,2010, Concord entered into an Agreement and Plan of Merger ("the Merger Agreement") with its wholly owned subsidiary, CCVG. Under the terms of the Merger Agreement, Concord shares of common stock converted automatically to CCVG shares, without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware.

Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization y (the “Reorganization") with CCAPS and Golden Dragon, both becoming wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into our shareholders on a one share for one share basis.

As a result of this reorganization Golden Dragon became the surviving publicly quoted parent holding company with CCAPS, the surviving corporation of the merger between CCVG and CCAPS, becoming the sole remaining wholly-owned subsidiary of Golden Dragon.

On May 9, 2014, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, a former President, Chief Executive Officer, Chief Financial Officer and director of our Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 restricted shares of our common stock from Mr. Cutler and an additional 9,000,000 restricted common shares directly from us.

On May 15, 2014, we entered into an Agreement and Plan of Merger (the “Plan of Merger”) pursuant to which Canna Colorado would become a subsidiary of the Company. In October 2014, we changed our legal name to “CannaPharmaRx, Inc.” During the fourth quarter of 2014, in light of the Cohen litigation described in Item 3, below (Legal Proceedings), as well as in the notes to our financial statements included in this report, the parties determined to delay the closing of the transaction contemplated by the original Plan of Merger. After this litigation settled, on April 21, 2015, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Canna Colorado and CPHR Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of our Company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into Canna Colorado, with Canna Colorado remaining as the surviving corporation and wholly-owned non-operating subsidiary of our Company and the outstanding shares of Canna Colorado converted into 9,750,000 shares of our common stock (the “Merger”). The Merger Agreement amended and restated in its entirety the Plan of Merger from May 2014.

On January 29, 2015, we received a deficiency notice from the Financial Industry Regulatory Authority (“FINRA”), stating that FINRA would not process our name change from October 2014 due to questions about our ownership raised in the Cohen litigation described above. We appealed the notice, arguing among other things that the ownership of our Company was not at issue in the Cohen litigation. On March 20, 2015, FINRA reversed the deficiency notice and subsequently processed ours request to change our name and trading symbol.

On June 29, 2015, we closed the Merger Agreement, with 100% of the Canna Colorado shareholders exchanging, on a 1:1 exchange ratio, a total of 9,750,000 Canna Colorado shares in return for a total of 9,750,000 shares of our common stock. Additionally, pursuant to the Merger, all of the shares of our common stock previously owned by Canna Colorado were cancelled. Canna Colorado is now a wholly-owned subsidiary.

As a result of the aforesaid transactions, we became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development. We also intended to own and operate compounding and specialty pharmacies. We regularly engaged in discussions to acquire such pharmacies and to finance such acquisitions, but to date but have not successfully consummated any such acquisition.

We intended to accomplish the following:

•	advance cannabinoid discovery. Cannabinoids are a class of chemicals active in the endocannabinoid system.

•	advance endocannabinoid science and research and development and to work to bring novel prescription, personal care, and veterinary cannabinoid-based products to market in the U.S. and worldwide.

•	focus our operations on endocannabinoid research; product development and packaging; distribution channel development and management; and information technology date and registry.

•	serve the marketplace for drug products in the following therapeutic categories: schizophrenia and other psychotic disorders, oncology, infectious disease, pain management, multiple sclerosis, inflammatory disease, gastrointestinal disorders and ophthalmology.

•	operate our operations in compliance with all applicable federal laws and regulations, including those enforced by the U.S. Drug Enforcement Agency, Department of Agriculture, Food and Drug Administration and Federal Trade Commission.

We did not intend to become a marketing or service company attempting to operate outside of federal marijuana prohibitions.

Our then management understood the wide range of efficacies that the cannabis plant possesses, and tried to apply the pharmaceutical research, manufacturing and distribution system that is already in place to provide novel treatments to patients who can benefit from cannabinoid therapies.

It was also an aspect of our strategy to acquire, own and operate marijuana grow facilities which were federally licensed to operate in Canada.

We have a limited operating history in our proposed business and have never generated operating revenue. We make no representation, and can provide no assurance, that our Company will be able to successfully operate as we intend or to raise the necessary capital required to conduct such operations.

During our fiscal year ended December 31, 2015, we attempted to accomplish the following:

Research & Development and Commercialization Product Portfolio. We intended to research, develop and potentially commercialize a diverse line of cannabinoid-based products that will meet the needs of healthcare providers serving various human and veterinary patient population needs. Products will be labeled for medical indications, strengths, dosing and safety, as well as route of administration.

Compounding Pharmacies. We intended to acquire multiple licensed pharmacies and pharmacy compounding centers. Each center will compound non-sterile, standardized and labeled products.

Patient Acquisition. We believed that patient acquisition will play an important role in the success of our business. We had has relationships with specialty pharmacy providers treating patients with diseases requiring concomitant or mono-cannabinoid therapies.

Cannabinoid Sourcing Platform. Once enough clinical and safety data is amassed and we began to understand consumer needs, we intended to outsource, build, acquire or partner with a pharmaceutical manufacturing facility for product development to further ensure consistency of product quality, as well as to control manufacturing costs due to scalable economies.

RECRUIT Registry™ Development and Implementation. We intended to design, develop and implement a longitudinal database metaregistry compendium, branded as the RECRUIT Registry™, for product usage, clinical management and outcomes reporting supported by real-world evidence from data gathering through our monitoring. We completed a software development project for the related registry website in late 2014, but the database never became operational.

Post Marketing Surveillance Platform Tools. We intended to design applications to provide healthcare providers with a prescribing and monitoring tool for our patients to track and report the clinical outcomes from their use of cannabinoid products, including the following types of tools:

Physician Portal – Will provide physicians with access to information about common medical conditions, and assist physicians in matching our formulary products to the needs of our patients.

Patient Portal – Will allow patients to make product selections based upon disease and available products. Applications designed for hand-held and mobile electronic devices, such as a smart phone or iPad, will allow patients to report and track their therapies, side effects, and dosage adjustments, as well as disease progress and clinical outcomes.

Pharmacist Portal – Will provide pharmacists with access to data allowing them to provide clinical therapy management of patients on cannabinoid therapy.

Payer Portal – Will provide payers with access to cost-benefit analyses to assist with access, reimbursement and formulary decision for care delivery, quality and anticipated outcomes.

Value Differentiation

We intended to provide licensed healthcare providers with a safe environment for their patients to receive cannabinoid-based products, while being able to develop their own compendium and knowledge of real-world clinical evidence. We intended to provide healthcare providers such as physicians and pharmacists with tools to track the results of cannabinoid therapy and document retrospective results. This may allow them to learn and apply intelligence to future prescribing decisions.

Clinical Research and Real World Evidence-based Medicine

We intended to provide cannabinoid-based products and monitor patients in controlled studies as well as real-world environments. We also intended to collaborate with the leading scientific and medical researchers working with cannabinoid-based products and patients.

Public Relations

We intended to establish our operating subsidiary as the new model in the United States for the safe manufacture and distribution of cannabinoid-based products. With the guiding principle of promoting the best interests of patient safety, we intend to communicate with our peers in the pharmaceutical, legal, scientific and medical communities regarding the best practices to use in approaching the development of cannabinoid-based therapies. Publication dissemination will help make known our mission of bringing novel endocannabinoid therapeutics to underserved patient populations through professional and public media relations.

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

We intended to further develop as well as leverage our commercial, health system and academic relationships, domestically and worldwide, to further explore and exploit the endocannabinoid system (eCS), and commence extensive discovery, research, and development of cannabinoid molecules, potentially offering not only new insights into the mechanisms underlying the therapeutic actions of plant-derived phytocannabinoids, but also producing molecular targets for pharmacotherapy.

Innovative Development of Prescription, Personal Care and Veterinary Products

Prescription Brand Medicines: We intended to invest in the due diligence of drug discovery through product registration and approvals by regulatory authorities in the U.S. and abroad. It was our intent that our products be vetted through the accepted, proven and rigorous FDA drug research and development process: Discovery, Pre-clinical, Formulation, Proof-of-Concept, Phase I, Phase II, Phase III, and post-marketing Phases IV and V.

There is substantial pre-clinical evidence in the worldwide literature on the effects of cannabinoid substances in animal models. We had already undertaken an in-depth analysis into these data to help determine which compounds may be further studied in additional animal models and to move selected compounds into early clinical evaluation in humans.

By developing collaborative relationships and working together through such collaborations with pharmaceutical and biotechnology companies, research and academic institutions, as well as physicians and researchers, both domestically and worldwide, We intended to develop both single and combination prescription entity products and bring them to market, as well as to develop protocols, apply to institutional review boards, and conduct animal and human Phase I – Phase V clinical trials.

We hoped to partner with existing organizations that comply with good manufacturing practices (GMP) guidelines for the manufacture of pharmaceutical products and comply with good clinical practices (GCP) guidelines in the conduct of clinical trials. Our goal is to become the worldwide leader in cannabinoid science and in the research, development and commercialization of cannabinoid-based molecules for prescription and personal care drug candidates.

Our purpose is to innovate to bring cannabinoid-based therapies that significantly improve patients’ lives to market. Research and development will be at the heart of our purpose as we work to transform advanced science and technologies into the therapies that matter most.

We intended to focus our efforts in core areas where we believed we would be best positioned to bring needed therapies to patients. This includes chronic inflammatory disease, oncology, pain, neurosciences, and metabolic disorders. All are specialty areas in which our executive team has expertise. We bring differentiated capabilities in medicine design and development, and our approach will be to collaborate in new and dynamic ways with other innovators across the health landscape including academic scientists, patient foundations, governments, other biopharmaceutical companies and treating physicians.

To execute on our commitment, we attempted to develop an extensive international network of prominent scientists in the cannabinoid field and are also hiring a leadership team with extensive experience in developing plant-based prescription pharmaceutical products.

Where advantageous, we planned to enter into license agreements with other pharmaceutical companies. We planned on retaining control over product development and also retaining the manufacturing expertise for our products.

Personal Care and Neutraceutical Product Therapies: We intended to establish a cannabinoid sourcing platform that can potentially supply manufacturers with pharmaceutical grade products. We planned to develop strategic relationships and to complete acquisitions that will establish us as a global leader in cannabinoid supply. We understood the need to establish a current Good Manufacturing Practice (“cGMP”) facility for packaging, testing, and logistics. We sought an opportunity to provide compounding pharmacies with cannabinoid molecules and compounds. We also intended to supply the cannabinoid material needs to neutraceutical and personal care industries.

Veterinary products: Current research suggests that many animals have a higher prevalence of endocannabinoid receptors than humans. Given this evidence in animal models, CannaPharmaRx believes cannabinoid therapeutic applications in the veterinary marketplace will be numerous, and development will run parallel to the human prescription program.

In order to implement our business plan we needed to raise a significant amount of money, which we were unable to accomplish. See “Part II, Item 7, Management’s Discussion – Liquidity and Capital Resources” for a discussion of this issue.

In October 2015, we ceased active operations due to an insufficiency of funds and an inability to raise further funding. Most of our management resigned their respective positions with our Company in late 2015 and early 2016. See “Part III, Item 10, Management,” below.

Employees

During 2015, we employed 8 persons, including six executives, one general staff and one administrative person. Additionally, we employed one consultant.

As of the date of this report we have no employees except our current management. See “Part III, Item 10, Management” below.

Competition

There are other emerging pharmaceutical companies that are exploring cannabinoid-based molecules. These companies have products at all stages of development, from discovery to Phase 3, and launched commercially. We expected that products that we develop will be competitive in the marketplace with other products serving the same market sectors. Our management believed that our team’s experience in bringing products to market would permit us to achieve success despite the existence of other developmental companies.

We believed some of our competitors include:

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

There are competitors in the cannabinoid pharmaceutical industry with far greater resources, particularly financial and marketing resources, which might compete with us. Such resources could overwhelm our efforts and cause us to not meet its stated objectives.

Government Regulation

The prospect for cannabinoid-based pharmaceuticals to be approved through the FDA approval pathway has been the subject of statements from the White House, Congress and the DEA. The White House Office of National Drug Control Policy states on its “Answers to the Frequently Asked Questions About Marijuana” on the White House website that the FDA has recognized and approved the medicinal use of isolated components of the “marijuana” plant and related synthetic compounds. In its June 2012 report titled “Reducing the U.S. Demand for Illegal Drugs,” the U.S. Senate Caucus on International Narcotics Control expressed the view that the development of “marijuana”-based therapeutics through an approved FDA process is the best route to explore. In its April 2013 report titled “The DEA Position on Marijuana,” the DEA expressed support for ongoing research into potential medicinal uses of marijuana’s active ingredients. Our Company intended to focus only on non-THC, hemp based products, which are exempt from the Canadian Controlled Drugs and Substances Act and the Industrial Hemp Regulations promulgated thereunder (although not under U.S. federal law), so long as the THC component is less than .3% (the legal definition of “hemp,” a cultivar of cannabis).

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

Subsequent Events

We intend to review opportunities to acquire other cannabis related companies in the near future. Any discussions or negotiations with these companies would be confidential in nature and there can be no future assurances we will make any acquisitions in the cannabis sector or another other industry.

Also in April 2018, we issued 60,000 shares of our Series A Convertible Preferred Stock at a price of $1.00 per share to our current management, all of whom are accredited investors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as converted basis. The rights and designations of these Preferred Shares include the following:

•	entitles the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders;
•	The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on our Common Stock whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock in to which each share of Series A Convertible Preferred Stock is convertible;
•	Each Series A Preferred Share is convertible into 1,250 shares of Common Stock; and
•	not redeemable.

In July 2018, we commenced an offering of up to $2MM of convertible notes.  The notes carry an interest rate of 12% and are convertible into shares of our common stock at the lesser of $0.40 or 50% discount to the market price on the date of conversion.  The term of the notes is for one year and they must be converted upon closing a financing, acquisition or other form of business combination in an amount greater than $5 million.  As of the date of this report we have accepted aggregate subscriptions of $640,000 in this Offering, none of which has been converted. The offering remains open as of the date of this Report.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties.

During our fiscal year ended December 31, 2015, we leased approximately 2,000 square feet of office space in Carneys Point, New Jersey. We paid monthly rent of $3,090. This lease expired April 30, 2016.

On April 1, 2018 we changed our principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA. 92614, phone: 949-652-6838. This space is provided to us on a twelve month term by a company to which Mr. Nicosia, one of our directors, serves as Chief Executive Officer. Our monthly rent is $1,000, however, as of the date of this filing, we have not made any rent payments and continue to accrue those amounts as accounts payable. We believe this location will be sufficient for our business purposes for the foreseeable future.

Item 3. Legal Proceedings.

On October 30, 2014, Gary M. Cohen (“Mr. Cohen”), former president, Chief Operating Officer and board member of CannaRx, filed a lawsuit against CannaRx in the Circuit Civil Court of the Thirteenth Judicial District in and for Hillsborough County, Florida, in Division T. On November 11, 2014, we sued Mr. Cohen in the U.S. District Court for the District of New Jersey, alleging tortious interference with business relationships and defamation due to publishing fake press releases on the Internet concerning his lawsuit against us.

On March 25, 2015, we reached an agreement with Mr. Cohen in principle to the terms of a settlement agreement that resolved the aforementioned lawsuits. As part of that agreement in principle we agreed to purchase all of Mr. Cohen’s 2,250,000 shares for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a final payment of $10,000 in the eighteenth month. In addition to this $350,000 cash expense, we issued Mr. Cohen 600,000 restricted shares of our common stock.

FINRA Action

On January 29, 2015, we received a deficiency notice from the Financial Industry Regulatory Authority (“FINRA”), stating that FINRA would not process our name change from October 2014 due to questions about our ownership raised in the Cohen litigation described above. We appealed the notice, arguing among other things that the ownership of our Company was not at issue in the Cohen litigation. On March 20, 2015, FINRA reversed the deficiency notice and subsequently processed ours request to change our name and trading symbol.

In addition to the above-mentioned matters, we may be subject, from time to time, to various legal proceedings and claims. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. We cannot assure that the outcome of all current or future litigation will not have a material adverse effect on us and our results of operation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the over the counter pink sheets under the trading symbol “CPMD.” Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.

There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the on the pink sheets for the periods indicated.

	High	Low
Fiscal 2014	$	$

First Quarter	0.75	0.12
Second Quarter	1.70	0.40
Third Quarter	4.98	1.00
Fourth Quarter	4.75	1.70

Fiscal 2015

First Quarter	2.50	3.45
Second Quarter	3.60	3.00
Third Quarter	3.50	1.60
Fourth Quarter	3.00	1.10

As of September 6, 2018, the closing price of our Common Stock was. $0.55 per share.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this Report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Holders

As of December 31, 2015, there were 17,960,741 shares of our common stock issued and outstanding, which were held by 205 stockholders of record, not including those persons holding shares in “street name.” As of the date of this Report there were 17,960,741 Common Shares issued and outstanding, held by 205 holders of record, not including those persons holding shares in “street name.”

Stock Transfer Agent

Our stock transfer agent for our securities is Mountain Share Transfer, Inc., 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339. Their telephone number is (303) 460-1149.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov. As of the date of this report we need to file quarterly and annual reports for 2016, 2017 and 2018 which we intend to file in the near future.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

We were originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” We changed our name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006. On December 21, 2000, we filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, we sold our entire business, and all of our assets, for the benefit of our creditors. After the sale, we still had liabilities of $8.4 million and were subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of our remaining directors resigned. On March 13, 2001, we had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated our duty to file reports under securities law. In February 2008, we were re-listed on the OTC Bulletin Board.

In April 2010, Concord Ventures, Inc. ("Concord"), a Colorado corporation, incorporated three new subsidiary companies, CCVG, Inc. ("CCVG"), CCAPS Co.("CCAPS") and Golden Dragon Holding Co. ("Golden Dragon"). All three of the new subsidiary companies were domiciled in Delaware.

In order for Concord to re-domicile in Delaware from Colorado, on September 29, 2010, Concord entered into an Agreement and Plan of Merger ("the Merger Agreement") with its wholly owned subsidiary, CCVG. Under the terms of the Merger Agreement, Concord shares of common stock converted automatically to CCVG hares, without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware.

Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization y (the “Reorganization") with CCAPS and Golden Dragon, both becoming wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into our shareholders on a one share for one share basis.

As a result of this reorganization Golden Dragon became the surviving publicly quoted parent holding company with CCAPS, the surviving corporation of the merger between CCVG and CCAPS, becoming the sole remaining wholly-owned subsidiary of Golden Dragon.

On May 9, 2014, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, a former President, Chief Executive Officer, Chief Financial Officer and director of our Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 restricted shares of our common stock from Mr. Cutler and an additional 9,000,000 restricted common shares directly from us.

On May 15, 2014, we entered into an Agreement and Plan of Merger (the “Plan of Merger”) pursuant to which Canna Colorado would become a subsidiary of our Company. In October 2014, we changed our legal name to “CannaPharmaRx, Inc.” During the fourth quarter of 2014, in light of the Cohen litigation described in Part I, Item 3, below (Legal Proceedings), as well as in the notes to our financial statements included in this report,,the parties determined to delay the closing of the transaction contemplated by the original Plan of Merger. After this litigation settled, on April 21, 2015, we entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Canna Colorado and CPHR Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of our Company (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into Canna Colorado, with Canna Colorado remaining as the surviving corporation and wholly-owned non-operating subsidiary of our Company and the outstanding shares of Canna Colorado converted into 9,750,000 shares of our common stock (the “Merger”). The Merger Agreement amended and restated in its entirety the Plan of Merger from May 2014.

On January 29, 2015, we received a deficiency notice from the Financial Industry Regulatory Authority (“FINRA”), stating that FINRA would not process our name change from October 2014 due to questions about our ownership raised in the Cohen litigation described above. We appealed the notice, arguing among other things that the ownership of our Company was not at issue in the Cohen litigation. On March 20, 2015, FINRA reversed the deficiency notice and subsequently processed ours request to change our name and trading symbol.

On June 29, 2015, we closed the Merger Agreement, with 100% of the Canna Colorado shareholders exchanging, on a 1:1 exchange ratio, a total of 9,750,000 Canna Colorado shares in return for a total of 9,750,000 shares of our common stock. Additionally, pursuant to the Merger, all of the shares of our common stock previously owned by Canna Colorado were cancelled. Canna Colorado is now a wholly-owned subsidiary.

As a result of the aforesaid transactions, we became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development. We also intended to own and operate compounding and specialty pharmacies. We regularly engaged in discussions to acquire such pharmacies and to finance such acquisitions, but to date but have not successfully consummated any such acquisition.

We have never been subject to any bankruptcy proceeding. Our executive offices are located at Our principal place of business is located at 2 Park Plaza, Suite 1200B, Irvine, CA, 92614, phone (949) 652-6838. Our website address is www.cannapharmarx.com.

Results Of Operations

Comparison of Results of Operations for our fiscal years ended December 31, 2015 and 2014

Revenue

During the years ended December 31, 2015 and 2014, we did not recognize any revenues from our activities. We do not anticipate recognizing revenues in the near future unless and until we acquire a new business. No assurance can be provided that this will occur.

Stock-based compensation

During the year ended December 31, 2015, we incurred $7,435,004 in stock based compensation solely due to the issuance of stock options to our management and employees, compared to $579,565 during the same 12 month period ended December 31, 2014. Due to the departure of most of management and the employees, the stock was forfeited and as a result amortization of the stock option expense ended with their departure. As of December 31, 2014, we had $728,125 of unamortized stock expense will be amortized in full by June 30, 2018.

Operating expenses

During the year ended December 31, 2015, we incurred $11,652,460 in operating expenses compared to $3,974,486 in operating expenses for the same period ended December 31, 2014. Aside from the increase in stock-based compensation described above, the increase of $2,720,035 in operating expenses in 2015 is primarily attributable to an increase in virtually every expense category. Investor relation costs increased by $1,262,586 in 2015 compared to 2014 as a result of the issuance of $1,153,643 in warrants and $127,115 in cash arising from our private offering, employee wages increased $795,715 as a result of hiring of increased management, professional fees increased by $195,420 in 2015 compared to 2014 as a result of the settlement of the Cohen litigation described throughout this Report and $383,000 in brokerage fees, as a result of the issuance of our securities as broker commissions.

Interest and Other Income (Expenses) Net

Other expense, net was $90,472 for the year ended December 31, 2015 compared to other expense net of $3,947 for the year ended December 31, 2014, or a difference of $86,525 in additional expense. Substantially all of this difference is attributable to a loss of $87,748 on the disposal of assets for the period ended December 31, 2015

As a result, we incurred a net loss of $11,742,932 (approximately $0.77 per share) for the year ended December 31, 2015, compared to a net loss of $3,978,433 (approximately $0.36 per share) during the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $2,621 in cash.

As of December 31, 2015, we had a stockholders’ deficit of $684,542 and a working capital deficit of $684,542.

Net cash used in operating activities was $2,548,759 for the period ended December 31, 2015 compared to net cash used in operating activities of $1,541,106. The increase of $1,007,653 in 2015 is primarily attributable to an increase in operating losses in 2015.

Net cash provided by investing activities was $135,670 in 2015 compared to net cash used of $(150,721) in 2014. The difference is attributable to a refund of the $50,000 deposit paid toward an acquisition and the disposal of fixed assets in 2015 that had been purchased in 2015 for $100,721 in 2014.

Net cash provided by financing activities was $810,471 in 2015 compared to $3,297,066 in 2014. This reduction in cash provided by financing activities of $2,486,595 is primarily due to a reduction of proceeds from the sales of common stock of $3,331,000 in 2014 to $804,550 in 2015.

We have no revenue-producing operations or other source of income as of the date of this Report, or during 2015.

In March 2015, we commenced a private placement of our common stock to accredited investors at $1.50 per share (the “Private Placement”). Through September 30, 2015, we issued an aggregate of 536,334 shares and received $804,500 in gross proceeds.

In our financial statements for the fiscal years ended December 31, 2015 and 2014, the Reports of the Independent Registered Public Accounting Firms each include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. To preserve liquidity, effective October 2015, we took certain steps to manage and reduce our operating costs and based on our current financial projections, we believe we have sufficient existing cash resources to fund current operations into November 2015. However, current revenue growth expectations are not sufficient to sustain operations.

It is our current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to us. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by us to successfully implement these plans would have a material adverse effect on our business, including the possible inability to continue operations.

Subsequent Events – Recent Financings

In April 2018, we commenced an offering of up to 60,000 shares of our Series A Convertible Preferred Stock at $1.00 per share to our current management, who invested prior to assuming their respective management positions with us. Each is an accredited investor. An aggregate of 60,000 shares of Series A Convertible Preferred Stock were subscribed for a total of $60,000 in gross proceeds. Each share of Series A Convertible Preferred Stock converts into 1,250 shares of common stock and vote on an as converted basis.

In July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock (a) issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to us of at least $5,000,000, including conversion of the Convertible Debenture and any other indebtedness, or issuance of Equity Securities in connection with any business combination, including a merger or acquisition (a “Qualified Financing”), then the Convertible Debenture, and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued pursuant to the Qualified Financing at a conversion price equal to the lesser of (i) 50% of the per share price paid by the purchasers of such equity securities in the Qualified Financing or (ii) $0.40 per share. Or (b) . If a Debenture has not been previously converted pursuant to a Qualified Financing, then, upon Holders election prior to the Maturity Date or effective upon the Maturity Date, the Holder may elect to convert the Debenture into shares of our Common Stock at a conversion price equal to the lesser of (i) 50% of the market price for our Common Stock as of the Maturity Date or (ii) $0.40 per share.

To date, we have received $640,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering working capital and costs associated with identifying and consummating an acquisition..

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2015.

Critical Accounting Policies and Estimates

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Adopted Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 – Revenues from Contracts with Customers, which introduces a new five-step framework for revenue recognition. The core principle of the standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled for those goods or services. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of Effective Date, which defers the effective date of ASU 2014-09 to January 1, 2018 with early adoption beginning January 1, 2017. Management is currently evaluating the impact of the new revenue recognition standards and does not believe the adoption of ASU 2014-09 will have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing its procedures for determining the revenues derived from principal versus agents in connection with the impact of adopting this new accounting standard on the Company’s financial statements and does not believe that the adoption of ASU 2016-08 will have a material impact on our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing the potential impact of adopting this new accounting standard on the Company’s financial statements in connection with revenues recognized from licensing our vast archive of photographic images.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management evaluated ASU 2016-12 and does not believe the adoption of ASU 2016-12 will have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements–Going Concern, (Subtopic 204-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Management has evaluated ASU 2014-15 and does not believe the adoption of ASU-2014-15 will have a material effect on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. Management considered and evaluated ASU 2015-11 and does not believe the adoption of ASU 2015-11 will have a material effect on our financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet, instead of separating into current and non-current amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. Management evaluated ASU 2015-17 and does not believe the adoption of this new accounting standard will have a material impact on our financial statements for future reporting periods.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management is currently evaluating the potential impact of adopting this new accounting standard on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and does not believe the adoption of this this new accounting standard will have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and does not believe the adoption of this new accounting standard will have a material impact on our financial statements effective January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-09 and does not believe the new accounting standard will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements And Supplementary Data

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 11, 2018, we engaged BF Borgers CPA PC as our independent registered public accounting firm, and effective June 11, 2018, we dismissed KLJ & Associates, LLP (“KLJ”), as our independent registered public accounting firm. The decision to dismiss KLJ and to appoint BF Borgers CPA PC was approved by our board of directors. No audit or audit related services were performed between us and Borgers prior to their appointment.

KLJ’s report on our financial statements for either of the two fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During the two fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with KLJ on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of KLJ, would have caused KLJ to make reference to the subject matter of the disagreement(s) in connection with its report. During our two most recent fiscal years ended December 31, 2014 and 2013 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

The audit report of KLJ on our financial statements as of and for the years ended December 31, 2014 and 2013did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except relevant to the audit reports for the years ended December 31, 2014 and 2013, which stated as follows:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.”

Borgers has been retained to audit our financial statement for our fiscal years ending December 31, 2015, 2016 and 2017, and have included the 2015 report as part of this annual report on Form 10-K for our fiscal year ending December 31, 2015.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure Controls and Procedures–Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2015, at reasonable assurance level, for the following reasons:

•	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;
•	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;
•	deficiencies in the period-end reporting process and accounting policies;
•	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;
•	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the company’s financial reporting process;
•	deficient revenue recognition policies;
•	inadequate internal controls with respect to inventory transactions; and
•	improper and lack of timely accounting for accruals such as prepaid expenses, accounts payable and accrued liabilities.

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We intend to retain a qualified Chief Financial Officer in January 2017 to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that as of December 31, 2015, our disclosure controls and procedures and internal control over financial reporting were ineffective, based in part on the issues discussed above.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information concerning management of our Company as of the date of filing of this report.

Name	Age	Position
Dominick Colvin	51	Chief Executive Officer, President, director
Gary Herick	55	Chief Financial Officer, director
Matt Nicosia	44	director
Jim Samuelson	48	director

Dominick Colvin, 51, was appointed as our Chief Executive Officer, President and a director in April 2018. In addition to his positions with our Company, since June 2007 Mr. Colvin has been President of PLC International Investments, Inc., a private held Canadian company engaged in power production, oil and coal mining.

Gary Herick, 55, was appointed as our Chief Financial Officer in April 2018. Since April 2016, he had been our President and CEO, as well as a director, a position he has retained. In addition to his positions with our Company, Mr. Herick has been President of Arrowhead Consulting, LLC, Edwards, Colorado, a general business consulting company. From May 2011 through August 2017 he was also Director of Finance for Hinto Energy Inc., a public reporting company until 2017 that was engaged in the oil and gas industry. In August 2017, a petition to place Hinto Energy in involuntary bankruptcy was filed. As of the date of this report no final adjudication of this matter has occurred.

Matthew Nicosia 44, was appointed as a director of our Company in April 2018. Since November 2006, Mr. Nicosia has also been the Chairman and CEO of Vivakor Inc., a Nevada corporation based in Irvine, CA, whose common stock trades on the OTC Markets, which is an asset acquisition company focused on the natural resources and precious metals industry. In addition, from January 2011 through March 2012, Mr. Nicosia was founder, Chairman and CEO of Regeneca, Inc. a Southern California-based skin care company, which produced consumer, prescription and OTC products distributed through plastic surgeons and dermatologists as well as through retail and other mass-marketing channels. Mr. Nicosia received his Bachelor of Arts degree in International Relations and Portuguese from Brigham Young University in 1997 and an MBA from Pepperdine University in 2002.  Mr. Nicosia is fluent in Portuguese and Spanish.

James Samuelson, 48, was appointed as a director of our Company in April 2018.  Since June 2017, Mr. Samuelson has served as a consultant to Vivakor, Inc., a Nevada corporation based in Irvine, CA, whose common stock trades on the OTC Markets which is an asset acquisition company focused on the natural resources and precious metals industry. From January 2006 to June 2016, Mr. Samuelson served as CEO and President of Mid-America Renewable Fuels, Inc., a privately held company engaged in the development and acquisition of renewable energy facilities. Prior to 2006, Mr. Samuelson served as the Chief Financial Officer of a publicly traded technology company headquartered in Berlin, Germany and worked as an investment banker in Paris, France and Vienna, Austria. Mr. Samuelson received a B.S.B.A. in 1992 and a MBA in 1996, both from Creighton University.

The following persons were our directors and executive officers as of December 31, 2015. Except as indicated, for Mr. Herick, each resigned his positions with us on April 6, 2016.

Name	Age	Position
Gerald E. Crocker(1)	61	Chief Executive Officer and Director
Christopher P. Schnittker(2)	49	Chief Financial Officer
Mathew Sherwood (1)	40	Director
Gary Herick(3)	54	Director
James Smeeding(1)	68	President, Director
Robert “Bo” Liess(5)	61	Director
Wendy DiCicco(4)	50	Director
David Pohl(5)	58	Director

(1)	Mr. Crocker resigned his positions with us on December 30, 2015. Mr. Smeeding was appointed as our President at that time.
(2)	Mr. Schnittker was terminated from his position on December 19, 2015.
(3)	Mr. Herick resigned as our Chief Financial Officer effective February 9, 2015 but remained a director. He assumed this position again in April 2016.
(4)	Ms. DiCicco resigned her positions with us on January 11, 2016.
(5)	These people resigned their positions with us on April 6, 2016.

Director Independence

During 2015 our Board was composed of three members. As of the date of this Report, it consists of four members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. No member of our Board of Directors is considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s gross revenues.

Board Committees

As of the date of this report we do not have any committees of our Board of Directors. We expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee in the near future. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, with the exception of Gary Herick who served as an officer of Hinto Energy which is subject to an involuntary bankruptcy proceeding, either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To the best of our knowledge, all required reports were filed, but filed late. Relevant to our new management, as of the date of this report we are in the process of obtaining the personal codes of new management. Once done all reports are expected to be filed.

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

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our CEO and our most highly compensated executive officers in 2014 and 2015. We did not then have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	All other compensation ($)		Total ($)
Gerald E. Crocker, CEO	2014	25,000	–	2,173,367	51,644		2,250,011
	2015	150,000	–	–	34,476		184,476

Gary Herick, CFO (2)	2014	25,000	55,000	2,173,367	76,526	(6)	2,329,893
	2015	77,624	–	–	–		77,624

James Smeeding, President	2014	–	–	2,173,367	70,144		2,243,511
	2015	123,886	–	–	–		123,886

Mathew Sherwood, VP of R&D	2014	–	–	2,173,367	74,234		2,247,601
	2015	128,829	–	–	–		128,829

_______________________

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

(2)	Mr. Herick resigned as Chief Financial Officer effective February 9, 2015 and was appointed again as our CFO in April 2016.

There were no employment or other agreements with our executive officers, and no salaries were paid as such in 2014 and 2015.

Outstanding Equity Awards at Fiscal Year-End

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers as of December 31, 2015.

Subsequent Event

Mr. Herick was granted stock options to purchase an aggregate of 750,000 common shares at an exercise price of $1.00. These options expire November 1, 2024 if not exercised.

Director Compensation

Each of our directors who also served as executives and officers during 2014 was provided an annual base compensation of $150,000 as an employee/consultant. Prior to November 1, 2014, all were compensated as an independent consultant. Formal employment status commenced on November 1, 2014.

Other than as disclosed herein, our directors did not receive any compensation during the years ended December 31, 2014 and 2015, in consideration for their services rendered in their capacity as directors and no arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments. We did not pay any directors fees for meeting attendance.

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect upon us

Equity Compensation Plans

As of the date of this report, we do not have any equity compensation plan but may adopt one or more in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The address for each Beneficial Owner named is the address of our principal executive office. The percentage of ownership is based upon 17,960,741 Common Shares and 60,000,000 Series A Convertible Preferred Shares issued and outstanding as of the date of this Report.

Title of Class	Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common and Series A Preferred	Gary Herick(1) 2 Park Plaza Suite 1200B Irvine, CA 92614	26,166,000(2)(3)	28.1%
Series A Preferred	James Samuelson(1) 2 Park Plaza Suite 1200B Irvine, CA 92614	25,000,000(2)	26.9%
Series A Preferred	Matt Nicosia(1) 2 Park Plaza Suite 1200B Irvine, CA 92614	25,000,000(2)	26.9%
Common and Series A Preferred	All Officers and Directors as a Group (4 person)	76,166,000(4)	81.9%

_______________________

(1)	Officer and/or Director of our Company.
(2)	Includes 20,000 shares of Series A Convertible Preferred Share will entitle the holder thereof to 1,250 votes per Preferred Share on all matters submitted to a vote of the shareholders.
(3)	Includes 826,000 shares of our Common Stock owned by companies owned and controlled by Mr. Herick, as well as family members. Mr. Herick disclaims ownership of 300,000 of these shares.
(4)	Includes 60,000 shares of Series A Convertible Preferred Share will entitle the holders thereof to 1,250 votes per Preferred Share on all matters submitted to a vote of the shareholders

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On May 9, 2014, Mr. Cutler, our former Officer and a director, to whom we owed $234,981 on a related-party loan, released all claims as to this debt. This loan was retired and settled in the share purchase transaction where CannaRx acquired 9,000,000 shares of our common stock in exchange for $296,000. Mr. Cutler’s interest in this transaction was $146,000. Additionally, on May 9, 2014, CannaRx also acquired 1,421,120 shares directly from Mr. Cutler in exchange for $54,000. In total, on May 9, 2014, Mr. Cutler received $200,000 in full payment of both his related-party loan and for 1,421,120 shares of Golden Dragon Holding Co. During 2014, the largest amount of principal outstanding on the loan was $234,981. The rate of interest payable on the loan was 8%. All related-party debt, including all accrued interest, was relieved in the May 9, 2014 Share Purchase Agreement among Golden Dragon Holding Co, David J. Cutler and CannaRx.

On May 15, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CannaRx and CPHR Acquisition Corp., a newly-formed and wholly owned subsidiary of the Company (“CPHR”), pursuant to which CPHR would be merged with and into CannaRx, resulting in CPHR ceasing its corporate existence and CannaRx becoming a subsidiary of the Company. In light of the Cohen litigation described in Item 3 (Legal Proceedings) of this report, the parties determined to abandon the Merger Agreement.

In the fourth quarter of 2014, we authorized the entrance into an exchange agreement and representations with certain shareholders of CannaRx. The form of that exchange agreement and representations (the “Exchange Agreement”) is attached to this Annual Report on Form 10-K as Exhibit 10.2. Pursuant to the Exchange Agreement, each CannaRx shareholder party agreed to exchange his or her shares of CannaRx on a one-for-one basis in exchange for shares of our Common Stock. The parties subsequently decided to terminate the Exchange Agreement.

As of December 31, 2014 and December 31, 2015, there were no receivable due from related parties. As of December 31, 2015, there was $50,000 due to two former directors, which was accrued salaries arising out of services provided in 2015. We are currently in discussions with these individuals to settle this obligation.

Subsequent Events

On April 1, 2018 we changed our principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided to us on a twelve month term by a company to which Mr. Nicosia, one of our directors, serves as Chief Executive Officer. Our monthly rent is $1,000, however, as of the date of this filing, we have not made any rent payments and continue to accrue those amounts as accounts payable.

Item 14. Principal Accounting Fees and Services.

B F Borgers CPA PC was appointed as our independent auditor in June 2018, to audit our financial statements for the fiscal year ended December 31, 2015. The following table reflects the fees paid or accrued to our independent auditor in year ended December 31, 2015:

December 31, 2015
Audit Fees	$5,000
Tax Fees	$–
All Other Fees	$5,000

The following table presents fees for professional audit services and fees billed for other services rendered by KLJ & Associates, LLP (“KLJ”) for the audit of ours annual financial statements for the year ended December 31, 2014.

December 31, 2014
Audit Fees	$4,500
Tax Fees	$–
All Other Fees	$7,500

PART IV

Item 15. Exhibits, Financial Statements Schedules.

The following exhibits are included with this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: September 10, 2018	By:	/s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	/s/ Gary Herick
Gary Herick, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 10, 2018.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Gary Herick

Gary Herick, Director

s/ Matt Nicosia

Matt Nicosia, Director

s/ James Samuelson

James Samuelson, Director

Report of Independent Registered Accounting Firm

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CannaPharmaRx, Inc. (the "Company") as of December 31, 2015, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

September 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders CannaPharmaRx, Inc.(f/k/a Golden Dragon Holding Co.).

We have audited the accompanying balance sheet of CannaPharmaRx (f/k/a Golden Dragon Holding Co.) (the “Company”) as of December 31, 2014 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014. CannaPharmaRx, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based upon our audit and the report of the other independent auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CannaPharmaRx, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company, has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

March 31, 2015

CANNAPHARMARX, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS

Current assets
Cash and cash equivalents	$2,621	$1,605,239
Prepaid expenses	9,438	44,102
Total current assets	12,059	1,649,341

Fixed Assets
Furniture and fixtures, net	–	97,701
Deposit on specialty pharmacy acquisition	–	50,000
Total Assets	$12,059	$1,797,042

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$456,601	$137,772
Accrued legal settlement payable in cash - current portion	190,000	205,000
Accrued legal settlement payable in stock	–	1,597,500
Accrued expense - related party	50,000	–
Total current liabilities	696,601	1,940,272

Accrued legal settlement payable in cash - noncurrent portion	–	145,000

Total Liabilities	696,601	2,085,272

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,960,741 and 17,374,407 issued and outstanding respectively	1,796	1,737
Additional paid in capital	32,201,942	20,855,381
Retained deficit	(32,888,280)	(21,145,348)
Total Stockholders' Deficit	(684,542)	(288,230)

Total Liabilities and Stockholders' Deficit	$12,059	$1,797,042

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENT OF OPERATIONS

	For the Years
	Ended December 31,
	2015	2014

Revenue	$–	$–

Operating Expenses:
Brokerage fees	387,000	3,500
Depreciation expense	12,031	3,020
Employee wages	987,973	192,258
General & administrative	551,075	425,521
Insurance	192,124	34,811
Investor relations	1,280,758	18,172
Management consulting	71,085	423,695
Merger expenditure	143,546	–
Professional fees	541,864	346,444
Settlement expense	50,000	1,947,500
Stock based compensation	7,435,004	579,565
Total Operating Expenses	11,652,460	3,974,486

Other income (expense)
Interest (expense)	(2,724)	(5,048)
Loss on disposal of assets	(87,748)	–
Interest income	–	1,101
Other income (expense) net	(90,472)	(3,947)

Income (loss) before provision for income taxes	(11,742,932)	(3,978,433)

Provision (credit) for income tax	–	–

Net income (loss)	$(11,742,932)	$(3,978,433)

Net income (loss) per share
(Basic and fully diluted)	$(0.77)	$(0.36)

Weighted average of shares outstanding	15,338,352	11,068,869

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENT OF STOCKHOLDER'S EQUITY

	Common Stock		Paid in	Retained	Stockholders'
	Shares	Value	Capital	(Deficit)	Equity/(Deficit)

Balances at December 31, 2013	2,384,407	$238	$16,874,643	$(17,166,915)	$(292,034)

CPRX acquisition	9,000,000	900	295,100	–	296,000
Debt relief in sale	–	–	71,672	–	71,672
Common stock sold	5,990,000	599	3,034,401	–	3,035,000
Stock based compensation	–	–	579,565	–	579,565
–Net loss	–	–	–	(3,978,433)	(3,978,433)
Balances at December 31, 2014	17,374,407	$1,737	$20,855,381	$(21,145,348)	$(288,230)

Common stock sold	556,334	$56	$804,496	$–	$804,552
Shares issued in acquisition of Canna Colorado	9,750,000	975	(975)	–	–
Shares issued to vendor in prior year, paid par this period	–	–	120	–	120
Cancellation of shares owned by Canna Colorado	(10,420,000)	(1,042)	1,042	–	–
Debt settled in merger/acquisition	–	–	1,245	–	1,245
Bank refund of overdraft balance to close account	–	–	4,556	–	4,556
Shares issued in litigation settlement	600,000	60	1,597,440	–	1,597,500
Warrants issued for IR services	–	–	1,153,643	–	1,153,643
Shares issued for brokerage services	100,000	10	349,990	–	350,000
Stock based compensation	–	–	7,435,004	–	7,435,004
Net loss	–	–	–	(11,742,932)	(11,742,932)
Balances at December 31, 2015	17,960,741	$1,796	$32,201,942	$(32,888,280)	$(684,542)

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$(11,742,932)	$(3,978,433)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	12,031	3,020
Stock-based compensation expense	7,435,004	579,565
Compensatory loan increases/(decreases)	–	(180,000)
Warrants issued for services	1,153,643	–
Stock issued for services	350,000	–
Noncash write-off of related party loan	–	71,672
Settlement payment - non-current portion	(135,000)	–
Legal settlement payable in stock	(1,597,500)	1,597,500
Legal settlement by stock issuance	1,597,500	–
Changes in operating Assets & Liabilities
Decrease in other receivable	531	–
(Increase)/decrease in prepaid expenses	34,133	(44,102)
Increase/(Decrease) in accounts payable and accrued expenses	319,735	290,566
Increase/(Decrease) in accrued payable - related party	49,096	(25,894)
Increase/(Decrease) in current legal settlement payable	(25,000)	145,000
Net cash provided by (used for) operating activities	(2,548,759)	(1,541,106)

Cash Flows From Investing Activities:
Purchase of fixed assets	(2,078)	(100,721)
Disposal of assets net of depreciation	87,748	–
Deposit paid toward Specialty Pharmacy acquisition	50,000	(50,000)
Net cash provided by (used for) investing activities	135,670	(150,721)

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	–	(33,934)
Debt released in acquisition of Canna Colorado	1,245	–
Shares issued to vendor in prior year, paid par this period	120	–
Cash from bank to close overdrawn account	4,556	–
Proceeds from sales of common stock	804,550	3,331,000
Net cash provided by financing activities	810,471	3,297,066

Net Increase (Decrease) In Cash and Cash Equivalents	(1,602,618)	1,605,239

Cash and Cash Equivalents At The Beginning Of The Period	1,605,239	–

Cash and Cash Equivalents At The End Of The Period	$2,621	$1,605,239

Schedule of Non-Cash Investing and Financing Activities
Forgiveness of related party loan	$–	$(71,672)
Value of stock issued in litigation settlement	$1,597,500	$–

Supplemental Disclosure
Cash paid for interest	$2,724	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BUSINESS

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation whose shares were traded on the OTCQB during 2015. The Company began trading under its new stock ticker symbol “CPMD” effective as of March 21, 2015. The Company is an early-stage pharmaceutical company whose purpose is to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology currently under development. It is also an aspect of the Company’s strategy to own and operate compounding and specialty pharmacies. The Company regularly engages in discussions to acquire such pharmacies and to finance such acquisitions, but to date, the Company has not completed any such acquisition.

HISTORY

The Company was originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” The Company changed its name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006. On December 21, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, the Company sold our entire business, and all of its assets, for the benefit of its creditors. After the sale, the Company still had liabilities of $8.4 million and were subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of the Company’s remaining directors resigned. On March 13, 2001, the Company had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated its duty to file periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the “34 Act”).

In July 2007, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission pursuant to the 34 Act, causing it to again become a reporting company under the 34 Act. Thereafter, in February 2008, the Company’s application to list its common stock on the OTCQB was approved.

In April 2010, the Company incorporated three new subsidiary companies, CCVG, Inc. ("CCVG"), CCAPS Co.("CCAPS") and Golden Dragon Holding Co. ("Golden Dragon"). All three of the new subsidiary companies were domiciled in Delaware.

In order for the Company to re-domicile in Delaware from Colorado, on September 29, 2010, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement") with its wholly owned subsidiary, CCVG. Under the terms of the Merger Agreement, the Company’s issued shares of common stock converted automatically to CCVG shares without change or necessity to reissue. Also under the Merger Agreement, CCVG became the surviving company domiciled in Delaware.

Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization into a holding company ("the Reorganization") with CCAPS and Golden Dragon, both wholly-owned subsidiaries of CCVG. The Reorganization provided for the merger of CCVG with and into CCAPS, with CCAPS being the surviving corporation in that merger. Contemporaneously with CCVG's merger with and into CCAPS, the shareholders of CCVG were converted into shareholders of Golden Dragon on a one share for one share basis.

As a result of this reorganization Golden Dragon became the surviving publicly quoted parent holding company with CCAPS, the surviving corporation of the merger between CCVG and CCAPS, becoming the sole remaining wholly-owned subsidiary of Golden Dragon.

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

In October 2015, the Company ceased active operations due to an insufficiency of funds and an inability to raise further funding for the Company.

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

PROPERTY AND EQUIPMENT

The Company has acquired $102,799 in property and equipment, of which $100,721 was purchased during the year ended December 31, 2014, and another $2,078 purchased in the first quarter of 2015. Of this amount, $50,000 represents the capitalized cost of our proprietary RECRUIT Registry™ website development. This patient registry project was largely completed in the fourth quarter of 2014, although it is not currently operational, and the timing of the project launch is not certain at this time. Accordingly, no depreciation expense has been recorded against the capitalized cost of the RECRUIT Registry to date.

In addition to the investment in our patient registry, another $52,800 has been invested in office and computer equipment, primarily incurred since the November 2014 establishment of the Company’s new headquarters in Carneys Point, New Jersey. During the current year ended December 31, 2015 the Company has added $2,078 in additional office and computer equipment. Accumulated depreciation to date totals $15,051 against these fixed assets. Depreciation expenses total $12,031 and $3,020 for the years ended December 31, 2015 and December 31, 2014, respectively

As of December 31, 2015, the Company had ceased using the offices that were rented and the related assets were disbursed with no accounting for their disposition. With this development, the Company recorded a loss on the disposal of the assets in the amount of $87,748.

Depreciation expenses have been calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years.

DEFERRED COSTS AND OTHER OFFERING COSTS

All costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. The Company had no deferred costs or other stock offering costs as of either December 31, 2015 or December 31, 2014.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at December 31, 2015, or December 31, 2014.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2015 and December 31, 2014, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended December 31, 2015, nor December 31, 2014.

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

ADVERTISING COSTS

Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses totaled $25,735 during the year ended December 31, 2015 compared to $138,004 during the year ended December 31, 2014.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception, there have been no differences between our comprehensive loss and net loss. Our comprehensive loss was identical to our net loss for the years ended December 31, 2015 and 2014.

INCOME (LOSS) PER SHARE

Income (loss) per share is presented in accordance with Accounting Standards Update (“ASU”), Earning per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share (“EPS”) on the income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Stock options outstanding at December 31, 2015 to purchase 2,750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

Effective November 1, 2014, the Company granted options to purchase shares of the Company’s common stock to each of its employees for a total of 4,800,000 options granted. Including the November 1, 2014 grant and all subsequent option grants, the Company has granted a total of 6,075,000 options at exercise prices ranging from $1.00 to $3.25. As a result of forfeitures, 2,750,000 options remain outstanding as of December 31, 2015.

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

Stock-based compensation expenses totaled $7,435,004 and $579,565 for the year ended December 31, 2015 and December 31, 2014, respectively.

BUSINESS SEGMENTS

Our activities during the year ended December 31, 2015 comprised a single segment.

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

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had cash on hand of $2,621 as of December 31, 2015, but no revenue-producing business or other sources of income. Additionally, as of December 31, 2015, the Company had outstanding liabilities totaling $696,601 and stockholders’ deficit of $684,542. The Company had a working capital deficit of $684,542 at December 31, 2015.

In the Company’s financial statements for the fiscal years ended December 31, 2015 and 2014, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we do not have sufficient existing cash resources to fund our current limited operations.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 3.	ASSETS

As of December 31, 2015, the Company had $12,059 in assets (comprised of $2,621 in cash on deposit in a bank and $9,438 in prepaid expenses).

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2015, the balance of accounts payable and accrued expenses was $506,601, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash over the next 12 months total $190,000 as of December 31, 2015, as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company has a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease extends until April 30, 2016. The remaining lease commitment totals $12,360 as of December 31, 2015.

NOTE 6.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

On October 30, 2014, Gary M. Cohen (“Cohen”), former President, Chief Operating Officer and a board member of Canna Colorado, filed a lawsuit against Canna Colorado and an individual officer and board member, Gary Herick, who is currently an officer and director of the Company. On November 26, 2014, Cohen filed an amended complaint naming the Company and Gerald Crocker, James Smeeding, Robert Liess and Mathew Sherwood, each of whom was a member of the Company’s board of directors at that time, as defendants. In his amended complaint, Cohen alleged various employment- related contract and wrongful termination claims, as well as claims alleging breach of fiduciary duty, misappropriation of assets, violations of corporate law regarding his access to internal corporate information, and alleged violations of U.S. federal securities laws, the Sarbanes- Oxley Act of 2002 and the U.S. Internal Revenue Code. Cohen’s claims arose out of the removal of Cohen as an officer and board member of Canna Colorado, which occurred on or about October 23, 2014. The defendants successfully removed Cohen’s lawsuit from state court in Hillsborough County, Florida—where it was filed originally—to the U.S. District Court in Tampa, Florida.

On November 11, 2014, the Company, under its former name Golden Dragon Holding Co., sued Cohen in U.S. District Court in New Jersey for libel and tortious interference.

On March 30, 2015, the Company executed a Confidential Settlement and Release of Claims Agreement dated March 30, 2015, by and between the Company, Canna Colorado, Cohen and the other individuals named above (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the lawsuit filed in Florida on October 30, 2014 against the Company, Canna Colorado, Herick, Crocker, Smeeding, Sherwood and Liess by Cohen has been resolved and dismissed. The parties amicably resolved their differences before any discovery occurred or before any decision by the court on the merits of any claims. The Company and all the individuals who had been sued categorically denied of all Mr. Cohen’s claims and allegations, maintained that the allegations were false and were prepared to assert counterclaims of their own. As part of the parties’ resolution, Cohen retracted his allegations.

As part of the Settlement Agreement, the Company agreed to purchase all of Mr. Cohen’s 2,250,000 shares of Canna Colorado for a purchase price of $350,000, with $85,000 payable up front and the remainder payable in equal installments of $15,000 per month over the next 17 months, and a payment of $10,000 in the eighteenth month. In addition, on May 4, 2015, the Company issued 600,000 unregistered restricted shares of its common stock to Mr. Cohen as part of the Settlement Agreement. The Company valued those shares at $1,597,500 based on the trading average of the Company’s stock over the ten days preceding entry into the Settlement Agreement and recorded an expense in such amount during the period ended December 31, 2014. Pursuant to the Settlement Agreement, $160,000 has been paid to Mr. Cohen in cash through September 30, 2015 in accordance with the settlement payment terms, leaving a remaining liability of $190,000 as of December 31, 2015 to be paid in cash in the future, since no payments were made subsequent to September 30, 2015.

In addition, the Company and Cohen have resolved their differences in the Company’s lawsuit filed against Cohen on November 11, 2014 in New Jersey. The Company has dismissed its claims against Cohen of libel and tortious interference.

NOTE 7.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorize to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of December 31, 2015.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2015, 17,960,741 shares of common stock were issued and outstanding.

RECENT ISSUANCES OF COMMON STOCK

In March 2015, the Company began offering in a private placement of shares of its restricted common stock to accredited investors at $1.50 per share (the “Private Placement”). Through December 31, 2015 the Company issued a total of 556,334 shares in exchange for $804,550 of gross proceeds.

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

WARRANTS

On January 20, 2015, the Company issued a 3-year warrant (the “ First Warrant”) to Viridian Capital & Research, LLC (“VCR”) as compensation for the services rendered by VCR in connection with the delivery of a company report describing the business, technology and products, markets, growth strategy and financial aspects of the Company. The First Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding January 20, 2015 or $2.90. The First Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The First Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the First Warrant for 20 consecutive trading days. These warrants were valued at $630,067 using the Black-Scholes method of valuation.

On February 23, 2015, the Company issued another 3-year warrant (the “Second Warrant,” and together with the First Warrant, the “VCR Warrants”) to VCR as compensation for VCR’s services in managing and implementing investor relations strategies with the U.S. investment community and industry. The Second Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding February 23, 2015 or $2.50. The Second Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The Second Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the Second Warrant for 20 consecutive trading days. These warrants were valued at $523,576 using the Black-Scholes method of valuation.

STOCK OPTIONS

To date, the following stock options were issued and outstanding to employees and members of the Board of Directors, which were not issued pursuant to a formal equity compensation plan. As of December 31, 2015 and December 31, 2014 the following stock options were outstanding:

	Shares under	Weighted Avg.	Weighted Avg.
	Option	Exercise Price	Remaining Life

Balance at December 31, 2013	–	$–
Granted	4,800,000	3.78
Exercised	–
Forfeited	(1,200,000)	3.78
Balance at December 31, 2014	3,600,000	$3.78	9.83
Granted	1,075,000	$3.01	9.12
Exercised	–	–
Forfeited	(1,925,000)	–
Balance at December 31, 2015	2,750,000	$1.35	8.89

Effective June 26, 2015, Mr. Gary Herick, the Company’s current Chief Financial Officer, entered into a consulting agreement with the Company. That consulting agreement provided for the full and immediate vesting of any unvested stock options held by Mr. Herick as of the date of the agreement, which totaled options to purchase 750,000 shares of common stock at an exercise price of $1.00 The Company recorded an option acceleration modification charge of $2,205,000 in the three months ended June 30, 2015.

As a result of all stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $7,435,004 during the year ended December 31, 2015.

Stock-based compensation charges remaining to be amortized total $728,125 at December 31, 2015. These remaining stock-based compensation charges will be amortized to expense over the remaining vesting period through June 2016 in accordance with their vesting schedules.

NOTE 8.	INCOME TAXES

A reconciliation of the provisions for income taxes at the United States federal statutory rate of 21% and a New Jersey state rate of 9% compared to the Company’s income tax expense as reported is as follows:

	December 31, 2015	December 31, 2014

Net loss before income taxes	$(11,742,932)	$(3,978,433)
	–	–
Deductible net loss	(11,742,932)	(3,978,433)
Income tax rate	30%	30%
Income tax recovery	(3,522,880)	(1,190,000)
Valuation allowance change	3,522,880	1,190,000
Provision for income taxes	$–	$–

As of December 31, 2015 and 2014, the Company has approximately $6,045,000 and $1,754,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

As of December 31, 2015, and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2015, and 2014, and no interest or penalties have been accrued as of December 31, 2015, and 2014. As of December 31, 2015, and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 9. SUBSEQUENT EVENTS

In April 2018, the Company issued 60,000 shares of its Series A Convertible Preferred Stock at $1.00 per share to its current management, all of whom are accredited investors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as converted basis. The rights and designations of these Preferred Shares include the following:

•	entitles the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders;
•	The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on our Common Stock whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock in to which each share of Series A Convertible Preferred Stock is convertible;
•	Each Series A Preferred Share is convertible into 1,250 shares of Common Stock;
•	not redeemable.

In July 2018, the Company commenced an offering of up to $2MM of convertible notes. The notes carry an interest rate of 12% and are convertible into shares of the Company’s common stock if the Company issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to us of at least $5,000,000, including conversion of the Convertible Debenture and any other indebtedness, or issuance of Equity Securities in connection with any business combination, including a merger or acquisition (a “Qualified Financing”), then the Convertible Debenture, and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued pursuant to the Qualified Financing at a conversion price equal to the lesser of (i) 50% of the per share price paid by the purchasers of such equity securities in the Qualified Financing or (ii) $0.40 per share. Alternatively, if a Debenture has not been previously converted pursuant to a Qualified Financing, then, upon Holders election prior to the Maturity Date or effective upon the Maturity Date, the Holder may elect to convert the Debenture into shares of our Common Stock at a conversion price equal to the lesser of (i) 50% of the market price for our Common Stock as of the Maturity Date or (ii) $0.40 per share. The term of the Debentures are for one. As of the date of this report the Company has accepted aggregate subscriptions of $640,000 in this Offering, none of which has been converted. The offering remains open as of the date of this Report.

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided on a twelve month term by a company owned by Mr. Nicosia, one of the Company’s directors. Monthly rent is $1,000, however, as of the date of this filing the Company has not made any rent payments and continue to accrue those amounts as accounts payable.

