Form 10-Q
period 2016-03-31
CANNAPHARMARX, INC.
filed 2018-09-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2016

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

2 Park Plaza

Suite 1200B

Irvine, CA 92614

(Address of principal executive offices)

(949) 652-6838

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☑  Yes    ☐  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 14, 2018, was 17,960,741 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS

Current assets
Cash and cash equivalents	$4,809	$2,621
Prepaid expenses	15,828	9,438
Total current assets	20,637	12,059
Total Assets	$20,637	$12,059

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$514,412	$456,601
Accrued legal settlement payable in cash - current portion	190,000	190,000
Accrued expense - related party	125,000	50,000
Loan payable - related party	19,758	–
Total current liabilities	849,170	696,601
Total Liabilities	849,170	696,601

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,960,741 and 17,960,741 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,796	1,796
Additional paid in capital	32,753,470	32,201,942
Retained earnings (deficit)	(33,583,798)	(32,888,280)
Total Stockholders' Deficit	(828,532)	(684,542)
Total Liabilities and Stockholders' Deficit	$20,637	$12,059

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue	$–	$–

Operating Expenses:
General & administrative	143,567	717,126
Stock-based compensation	551,528	939,569
Total operating expenses	695,095	1,656,695
Income (loss) from operations	(695,095)	(1,656,695)

Other income (expense)
Interest (expense)	(423)	(777)
Other income (expense) net	(423)	(777)
Income (loss) before provision for income taxes	(695,518)	(1,657,472)
Provision (credit) for income tax	–	–
Net income (loss)	$(695,518)	$(1,657,472)

Net income (loss) per share (Basic and fully diluted)	$(0.04)	$(0.09)

Weighted average number of shares outstanding	17,960,741	17,475,407

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(695,518)	$(1,657,472)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	–	3,135
Stock-based compensation expense	551,528	939,569
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	(6,390)	3,751
Increase/(Decrease) in accounts payable and accrued expenses	57,812	63,358
Increase/(Decrease) in accrued payable - related party	75,000	–
Net cash provided by (used for) operating activities	(17,570)	(647,659)

Cash Flows From Investing Activities:
Purchase of fixed assets	–	(2,078)
Deposit paid toward Specialty Pharmacy acquisition	–	(25,000)
Net cash provided by (used for) investing activities	–	(27,078)

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	19,758	–
Proceeds from sales of common stock	–	454,501
Net cash provided by (used for) financing activities	19,758	454,501

Net Increase (Decrease) In Cash	2,188	(220,236)
Cash At The Beginning Of The Period	2,621	1,605,239
Cash At The End Of The Period	$4,809	$1,385,003

Supplemental Disclosure
Cash paid for interest	$423	$777
Cash paid for income taxes	$–	$500

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Month Interim Periods March 31, 2016 and 2015

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

HISTORY

The Company was originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” It changed its name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006. On December 21, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, the Company sold its entire business, and all of its assets, for the benefit of its creditors. After the sale, the Company still had liabilities of $8.4 million and was subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of the Company’s then remaining directors resigned. On March 13, 2001, the Company had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated its duty to file reports under securities law. In February 2008, after filing of a Form 10 registration statement pursuant to the Securities Exchange Act of 1934, as amended, we were re-listed on the OTC Bulletin Board.

In April 2010, the Company re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”).Effective December 31, 2010, the Company completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of the Company’s wholly owned subsidiaries. As a result of this reorganization the Company’s name became “Golden Dragon Inc.,” which became the surviving publicly quoted parent holding company.

On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, a former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 common shares directly from the Company.

In October 2014, the Company changed its legal name to “CannaPharmaRx, Inc.”

As a result of the aforesaid transactions, the Company became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development.

In April 2016, the Company ceased operations. Its then management resigned their respective positions with the Company, with the exception of Mr. Gary Herick, who remains as an officer and director.

As a result, the Company is now considered a “shell” company as defined under the Securities Exchange Act of 1934, as amended.

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

PROPERTY AND EQUIPMENT

The Company acquired $102,799 in property and equipment, of which $100,721 was purchased during the year ended December 31, 2014, and another $2,078 purchased in the first quarter of 2015. Of this amount, $50,000 represents the capitalized cost of the Company’s proprietary RECRUIT Registry™ website development. This patient registry project was largely completed in the fourth quarter of 2014, although it is not currently operational, and the timing of the project launch is not certain at this time. Accordingly, no depreciation expense has been recorded against the capitalized cost of the RECRUIT Registry to date.

In addition to the investment in the Company’s patient registry, another $52,800 has been invested in office and computer equipment, primarily incurred since the November 2014 establishment of the Company’s new headquarters in Carneys Point, New Jersey. During the current year ended December 31, 2015 the Company added $2,078 in additional office and computer equipment.

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

As of March 31, 2016, the Company had no fixed assets on hand. Depreciation expense for the periods ended March 31, 2016 and March 31, 2015 was $-0- and $3,135 respectively.

DEFERRED COSTS AND OTHER OFFERING COSTS

All costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. The Company had no deferred costs or other stock offering costs as of either March 31, 2016 or December 31, 2015. The Company has not raised any capital since 2015.

Future costs associated with raising capital, be it debt or equity, may more likely be incurred as a direct variable cost with third parties. Our intent is to initially defer these costs and ultimately offset them against the proceeds from these capital or financial transactions if successful or expensed if the proposed financial transaction proves unsuccessful.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at March 31, 2016 or December 31, 2015.

FAIR VALUES OF ASSETS AND LIABILITIES

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2016 and December 31, 2015, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended March 31, 2016, nor December 31, 2015.

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

Stock options outstanding at March 31, 2016 to purchase 2,500,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENTS

The Company’s activities during the three month period ended March 31, 2016 and the year ended December 31, 2015 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had cash on hand of $4,809 as of March 31, 2016, and no revenue-producing business or other sources of income. Additionally, as of March 31, 2016, the Company had outstanding liabilities totaling $849,170 and stockholders’ deficit of $828,532. The Company had a working capital deficit of $828,532 at March 31, 2016.

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

NOTE 3.	ASSETS

As of March 31, 2016, the Company had $20,637 in assets (comprised of $4,809 in cash and $15,828 in prepaid expenses.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2016 and December 31, 2015, the balance of accounts payable and accrued expenses was $514,412 and 456,601, respectively, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash as of March 31, 2016 and December 31, 2015 total $190,000 as of December 31, 2015, as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company has a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease extends until April 30, 2016. The remaining lease commitment totals $3,090 as of March 31, 2016.

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

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of March 31, 2016 or December 31, 2015, respectively.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2016 and December 31, 2015, 17,960,741 shares of common stock were issued and outstanding.

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

No common shares have been issued subsequent to June 25, 2015.

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

The Company has not issued any warrants since February 23rd 2015.

STOCK OPTIONS

Effective November 1, 2014, the Company granted options to purchase shares of the Company’s common stock to each of its employees for a total of 4,800,000 options granted. Including the November 1, 2014 grant and all subsequent option grants, the Company has granted a total of 5,875,000 options at exercise prices ranging from $1.00 to $3.25.

Effective June 26, 2015, Mr. Gary Herick, the Company’s current Chief Financial Officer, entered into a consulting agreement with the Company. That consulting agreement provided for the full and immediate vesting of any unvested stock options held by Mr. Herick as of the date of the agreement, which totaled options to purchase 750,000 shares of common stock at an exercise price of $1.00 The Company recorded an option acceleration modification charge of $2,205,000 in the three months ended June 30, 2015. Mr. Herick has until November 1, 2024 to exercise his options.

As a result of all stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $551,528 for the three-month period ended March 31, 2016 and $7,435,004 during the year ended December 31, 2015. As of March 31, 2016, 2,500,000 options were outstanding. During April 2016 all of the remaining option holders with the exception of Mr. Herick either resigned or were terminated. Under the terms of their agreements they had 90 days to exercise their options after termination As a result of forfeitures, 2,750,000 options remain outstanding as of December 31, 2015. These remaining stock-based compensation charges amounting to $176,597 at March 31, 2016 will be fully amortized to expense during the three period month period ending June 2016.

NOTE 8.	INCOME TAXES

As of March 31, 2016 the Company has approximately $6,189,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of March 31, 2016, the Company has no unrecognized income tax benefits.

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

In July 2018, the Company commenced an offering of up to $2MM of convertible notes.  The notes carry an interest rate of 12% and are convertible into shares of the Company’s common stock at the lesser of $0.40 or 50% discount to the market price on the date of conversion. The term of the notes is for one year and they must be converted upon closing a financing, acquisition or other form of business combination in an amount greater than $5 million.  As of the date of this report the Company has accepted aggregate subscriptions of $640,000 in this Offering, none of which has been converted. The offering remains open as of the date of this Report.

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided on a twelve-month term by a public company that employs Mr. Nicosia, one of the Company’s directors, as its CEO. Monthly rent is $1,000, however, as of the date of this filing the Company has not made any rent payments and continue to accrue those amounts as accounts payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

In April 2010, we re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization y (the “Reorganization") which provided for the merger of two of our wholly owned subsidiaries. As a result of this reorganization our name was changes to “Golden Dragon Inc.”, which became the surviving publicly quoted parent holding company.

On May 9, 2014, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRX, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, a former President, Chief Executive Officer, Chief Financial Officer and director of our Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 shares of our common stock from Mr. Cutler and an additional 9,000,000 restricted common shares directly from us.

On May 15, 2014, as amended and effective January 29, 2015, we entered into an Agreement and Plan of Merger (the “Merger”) pursuant to which Canna Colorado became a subsidiary of our Company. In October 2014, we changed our legal name to “CannaPharmaRx, Inc.”

Pursuant to the Merger, all of the shares of our common stock previously owned by Canna Colorado were cancelled. As a result of the aforesaid transactions we became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development.

In April 2016, we ceased operations. Our then management resigned their respective positions with our Company, with the exception of Mr. Gary Herick, who remains as one of our officers and directors.

As a result, we are now considered a “shell” company as defined under the Securities Exchange Act of 1934, as amended.

Our executive offices are located at Our principal place of business is located at 2 Park Plaza, Suite 1200B, Irvine, CA, 92614, phone (949) 652-6838. Our website address is www.cannapharmarx.com.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2016 and 2015

By the end of the three-month period ended March 31, 2016, we had no cash available to us to operate our Company; and during April 2016 we ceased operations. Therefore any comparison to operating activity during the same three month period ended March 31, 2015 will not be relevant.

Revenue

For the three months ended March 31, 2016 and 2015, we did not generate any revenues from our activities.

Stock-based compensation

During the period ended March 31, 2016 we incurred $551,528 compared to $939,569 during the same three month period ended March 31, 2015. The reduction in stock compensation expense in the 2016 period is due to the departure of most of management and the employees, the stock was forfeited and as a result amortization of the stock option expense ended with their departure.

Operating expense and net loss

Operating expense for the three month period ended March 31, 2016 was $695,095, compared to $1,656,695 during the same period in 2015. The reduction was due a reduction and a reduction of $570,559 in G&A costs in the relevant period in 2016 due to a wind down of activities, plus the stock based compensation reduction discussed above.

As a result, we incurred a net loss of $695,518, or ($0.04) per share for the three month period ended March 31 2016, compared to a net loss of $1,657,472 ($0.36) during the three-month period ended March 31, 2015.

Because we have not generated any revenues during our prior two years, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we intend to engage in what we believe to be synergistic acquisitions or joint ventures with a company or companies that we believe will enhance our business plan. Ultimately, our intent is to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. However, if an opportunity in another industry arises we will review that opportunity as well. One of the benefits to our being a reporting and publicly traded company, is to allow us to utilize our securities as consideration for some, or all of the purchase price of these potential acquisitions. There are no assurances we will be able to consummate any acquisitions using our securities as consideration, or at all.

There are numerous things that will need to occur in order to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Management will seek out and evaluate businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. If we are successful in our attempts to acquire a company or companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, asset purchase, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control of our Company.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the acquisition candidate and our relative negotiation strength.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (“34 Act “), it will be necessary for such acquisition candidate to provide independent audited financial statements. We will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

As of the date of this Report we are engaged in discussions with various companies but there are no assurances that these discussions will result in any definitive agreement. There is no significant material acquisition that is probable to be consummated and there are no assurances that any such acquisition will occur in the future.

We believe there are certain perceived benefits to being a public company whose securities are publicly traded, including the following:

•	increased visibility in the financial community;
•	increased valuation;
•	greater ease in raising capital;
•	compensation of key employees through stock options for which there may be a market valuation; and
•	enhanced corporate image.

There are also certain perceived disadvantages to being a trading company including the following:

•	required publication of corporate information;
•	required filings of periodic and episodic reports with the Securities and Exchange Commission.

Business entities, if any, which may be interested in a combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company which wishes to become public with less dilution of its securities than would occur upon an underwriting;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish an initial entry into the United States securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
•	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a private company will normally involve the transfer to the private company of the majority of our issued and outstanding common stock and the substitution by the private company of its own management and board of directors.

The proposed business activities described herein classify us as a “shell company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations regarding the sales of securities of shell companies, as well as limitations on a shareholder’s ability to sell their “restricted” securities. Rule 144 is not available to a shareholder of a shell company unless and until the Company files a registration statement with the SEC that includes certain specific information about existing business operations of a registrant and thereafter must wait an additional one year to take advantage of that exemption from registration.

Rule 12b-2 of the 34 Act defines a shell company as a company that has:

(1) No or nominal operations; and

(2) Either:

(i) No or nominal assets;

(ii) Assets consisting solely of cash and cash equivalents; or

(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

We will continue to file all reports required of us under the Exchange Act until a business combination has occurred, or we organically build our business from cash raised from investors. A business combination will normally result in a change in control and management of our Company. Since a principal benefit of a business combination with us would normally be considered our status as a reporting company, it is anticipated that we will continue to file reports under the Exchange Act following a business combination. No assurance can be given that this will occur or, if it does, for how long.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $4,809 in cash and cash equivalents.

Net cash provided by financing activities was $810,471 in 2015 compared to $3,297,066 in 2014. This reduction in cash provided by financing activities of $2,486,595 is primarily due to a reduction of proceeds from the sales of common stock of $3,331,000 in 2014 to $804,550 in 2015.

We have no revenue-producing operations or other source of income as of the date of this Report, or during 2015.

In March 2015, we commenced a private placement of our common stock to accredited investors at $1.50 per share. Through September 30, 2015, we issued an aggregate of 536,334 shares and received $804,500 in gross proceeds.

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

In July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date the a business combination valued at greater than $5,000,000 is completed. See “Part I, Item 1, Business.” To date, we have received $640,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering on working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2016.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly  present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2018.

CannaPharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ Gary Herick
Gary Herick, Principal Financial Officer and
Principal Accounting Officer

