Form 10-Q
period 2016-06-30
CANNAPHARMARX, INC.
filed 2018-09-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2016

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

BALANCE SHEETS

	June 30	December 31,
	2016	2015
	(unaudited)	(audited)

ASSETS

Current assets
Cash and cash equivalents	$–	$2,621
Prepaid expenses	7,500	9,438
Total current assets	7,500	12,059
Total Assets	$7,500	$12,059

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Cash overdraft	$4,279	$–
Accounts payable and accrued expenses	535,390	456,601
Accrued legal settlement payable in cash	190,000	190,000
Accrued expense - related party	150,000	50,000
Loan payable - related party	19,758	–
Total current liabilities	899,427	696,601
Total Liabilities	899,427	696,601

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,960,741 and 17,960,741 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,796	1,796
Additional paid in capital	32,930,067	32,201,942
Retained earnings (deficit)	(33,823,790)	(32,888,280)
Total Stockholders' Deficit	(891,927)	(684,542)
Total Liabilities and Stockholders' Deficit	$7,500	$12,059

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$–	$–	$–	$–

Operating Expenses:
General & administrative	63,395	990,342	206,962	1,707,468
Stock-based compensation	176,597	3,135,968	728,125	4,075,536
Total operating expenses	239,992	4,126,310	935,087	5,783,004
Income (loss) from operations	(239,992)	(4,126,310)	(935,087)	(5,783,004)

Other income (expense)
Interest (expense)	–	(776)	(423)	(1,553)
Other income (expense) net	–	(776)	(423)	(1,553)
Income (loss) before provision for income taxes	(239,992)	(4,127,086)	(935,510)	(5,784,557)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$(239,992)	$(4,127,086)	$(935,510)	$(5,784,557)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.23)	$(0.05)	$(0.33)

Weighted average number of shares outstanding	17,960,741	18,082,590	17,960,741	17,778,988

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(935,510)	$(5,784,557)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	–	6,327
Stock-based compensation expense	728,125	4,075,536
Write off of deposit paid toward Specialty Pharma acquisition	–	50,000
Changes in operating assets and liabilities
Cash overdraft	4,279	–
(Increase)/decrease in prepaid expenses	1,938	(17,315)
Increase/(Decrease) in accounts payable and accrued expenses	78,789	199,500
Increase/(Decrease) in accrued payable - related party	100,000	–
Net cash provided by (used for) operating activities	(22,379)	(1,470,509)

Cash Flows From Investing Activities:
Purchase of fixed assets	–	(2,078)
Net cash provided by (used for) investing activities	–	(2,078)

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	19,758	–
Cash acquired in acquisition of Canna Colorado	–	1,245
Proceeds from sales of common stock	–	804,500
Net cash provided by (used for) financing activities	19,758	805,745

Net Increase (Decrease) In Cash	(2,621)	–
Cash At The Beginning Of The Period	2,621	1,605,239
Cash At The End Of The Period	$–	$938,397

Schedule of Non-Cash Investing and Financing Activities
Value of stock issued in litigation settlement	$–	$1,597,500

Supplemental Disclosure
Cash paid for interest	$423	$1,553
Cash paid for income taxes	$–	$500

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Month Interim Periods June 30, 2016 and 2015

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BUSINESS

CannaPharmaRx, Inc. (together with its consolidated subsidiaries, the “Company”) is a Delaware corporation whose shares were traded on the OTCQB during 2015. The Company began trading under its new stock ticker symbol “CPMD” effective as of March 21, 2015. The Company is an early-stage pharmaceutical company whose purpose is to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology currently under development. It is also an aspect of the Company’s strategy to own and operate compounding and specialty pharmacies. The Company regularly engages in discussions to acquire such pharmacies and to finance such acquisitions, but to date, the Company has not completed any such acquisition.

HISTORY

The Company was originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” It changed its name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006. On December 21, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, the Company sold its entire business, and all of its assets, for the benefit of its creditors. After the sale, the Company still had liabilities of $8.4 million and was subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of the Company’s then remaining directors resigned. On March 13, 2001, the Company had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated its duty to file reports under securities law. In February 2008, after filing of a Form 10 registration statement pursuant to the Securities Exchange Act of 1934, as amended, the Company’s common stock was re-listed on the OTC Bulletin Board.

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

As a result, the Company is now considered a “shell” company pursuant to the Securities Exchange Act of 1934, as amended.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. Certain amounts in prior periods have been reclassified to conform to current presentation.

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

Depreciation expenses have been calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. As of June 30, 2016, the Company had no fixed assets on hand. Depreciation expense for the periods ended June 30, 2016 and June 30, 2015 was $-0- and $6,327 respectively.

DEFERRED COSTS AND OTHER OFFERING COSTS

All costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. The Company had no deferred costs or other stock offering costs as of either June 30, 2016 or December 31, 2015. The Company has not raised any capital since 2015.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at June 30, 2016 or December 31, 2015.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of June 30, 2016 and December 31, 2015, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended June 30, 2016, nor December 31, 2015.

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

Stock options outstanding at June 30, 2016 to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENTS

The Company’s activities during the six month period ended June 30, 2016 and the year ended December 31, 2015 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had $-0- cash on hand as of June 30, 2016, and no revenue-producing business or other sources of income. Additionally, as of June 30, 2016, the Company had outstanding liabilities totaling $899,427 and a stockholders’ deficit of $891,927. The Company had a working capital deficit of $891,927 at June 30, 2016.

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

NOTE 3.	ASSETS

As of June 30, 2016, the Company had $7,500 in assets comprised of $7,500 in prepaid expenses.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2016 and December 31, 2015, the balance of accounts payable and accrued expenses was $535,390 and $456,601, respectively, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash as of June 30, 2016 and December 31, 2015 total $190,000 as of December 31, 2015, as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company had a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease ended on April 30, 2016. As of June 30, 2016, the Company has no lease commitments.

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

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of June 30, 2016 and December 31, 2015, respectively.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2016 and December 31, 2015, 17,960,741 shares of common stock were issued and outstanding.

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

As a result of all stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $728,125 for the six-month period ended June 30, 2016 and $7,435,004 during the year ended December 31, 2015. As of June 30, 2016, 750,000 options were outstanding, all of which belonged to Mr. Herick and all had been fully expensed.

NOTE 8.	INCOME TAXES

As of June 30, 2016 the Company has approximately $6,253,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of June 30, 2016, the Company has no unrecognized income tax benefits.

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

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided on a twelve-month term by a company for which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent is $1,000, however, as of the date of this filing the Company has not made any rent payments and continue to accrue those amounts as accounts payable.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

In April 2010, we re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of our wholly owned subsidiaries. As a result of this reorganization our name was changes to “Golden Dragon Inc.”, which became the surviving publicly quoted parent holding company.

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

We have not generated any revenues during the past years and we have been dormant since April 2016. As a result we have the developed the following Plan of Operation:

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

The proposed business activities described herein classify us as a “shell” company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations regarding the sales of securities of shell companies, as well as limitations on a shareholder’s ability to sell their “restricted” securities. Rule 144 is not available to a shareholder of a shell company unless and until the Company files a registration statement with the SEC that includes certain specific information about existing business operations of a registrant and thereafter must wait an additional one year to take advantage of that exemption from registration.

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

In July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. See “Part I, Item 1, Business.” To date, we have received $640,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering on working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three and six month periods ended June 30, 2016.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

