Form 10-Q
period 2016-09-30
CANNAPHARMARX, INC.
filed 2018-09-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2016

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

BALANCE SHEETS

	September	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$–	$2,621
Prepaid expenses	4,167	9,438
Total current assets	4,167	12,059
Total Assets	$4,167	$12,059

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$565,855	$456,601
Accrued legal settlement payable in cash -	190,000	190,000
Accrued expense - related party	150,000	50,000
Loan payable - related party	19,758	–
Total current liabilities	925,613	696,601
Total Liabilities	925,613	696,601

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized,17,960,741 and 17,960,741 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,796	1,796
Additional paid in capital	32,930,067	32,201,942
Retained earnings (deficit)	(33,853,310)	(32,888,280)
Total Stockholders' Deficit	(921,447)	(684,542)
Total Liabilities and Stockholders' Deficit	$4,167	$12,059

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$–	$–	$–	$–

Operating Expenses:
General & administrative	33,584	610,420	240,545	2,317,888
Stock-based compensation	–	1,095,760	728,125	5,171,296
Total operating expenses	33,584	1,706,180	968,670	7,489,184
Income (loss) from operations	(33,584)	(1,706,180)	(968,670)	(7,489,184)

Other income (expense)
Interest (expense)		(518)	(423)	(2,071)
Other income	4,064	–	4,064	–
Other income (expense) net	4,064	(518)	3,641	(2,071)
Income (loss) before provision for income taxes	(29,519)	(1,706,698)	(965,029)	(7,491,255)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$(29,519)	$(1,706,698)	$(965,029)	$(7,491,255)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.10)	$(0.05)	$(0.42)

Weighted average number of shares outstanding	17,960,741	17,959,621	17,960,741	17,839,206

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(965,029)	$(7,491,255)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	–	9,520
Stock-based compensation expense	728,125	5,171,296
Write off of deposit paid toward Specialty Pharma acquisition	–	50,000
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	5,271	12,215
Increase/(Decrease) in accounts payable and accrued expenses	109,254	40,223
Increase/(Decrease) in accrued payable - related party	100,000	–
Net cash provided by (used for) operating activities	(22,379)	(2,208,001)

Cash Flows From Investing Activities:
Purchase of fixed assets	–	(2,078)
Net cash provided by (used for) investing activities	–	(2,078)

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	19,758	–
Cash acquired in acquisition of Canna Colorado	–	1,245
Shares issued to vendor in prior year, paid par this period	–	120
Proceeds from sales of common stock	–	804,500
Net cash provided by (used for) financing activities	19,758	805,865

Net Increase (Decrease) In Cash	(2,621)	(1,404,214)
Cash At The Beginning Of The Period	2,621	1,605,239
Cash At The End Of The Period	$–	$201,025

Schedule of Non-Cash Investing and Financing Activities
Value of stock issued in litigation settlement	$–	$1,597,500

Supplemental Disclosure
Cash paid for interest	$423	$2,071
Cash paid for income taxes	$–	$500

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Month Interim Periods September 30, 2016 and 2015

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

In April 2016, the Company ceased operations. The Company’s then management resigned their respective positions with the Company, with the exception of Mr. Gary Herick, who remains as one of its officers and directors.

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

Depreciation expenses have been calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. As of September 30, 2016, the Company had no fixed assets on hand. Depreciation expense for the periods ended September 30, 2016 and September 30, 2015 was $-0- and $9,520 respectively.

DEFERRED COSTS AND OTHER OFFERING COSTS

All costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. The Company had no deferred costs or other stock offering costs as of either September 30, 2016 or December 31, 2015. The Company has not raised any capital since 2015.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at September 30, 2016 or December 31, 2015.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2016 and December 31, 2015, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended September 30, 2016, nor December 31, 2015.

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

Stock options outstanding at September 30, 2016 to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENTS

The Company’s activities during the six month period ended September 30, 2016 and the year ended December 31, 2015 comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had $-0- cash on hand as of September 30, 2016 and no revenue-producing business or other sources of income. Additionally, as of September 30, 2016, the Company had outstanding liabilities totaling $925,613 and a stockholders’ deficit of $921,447. The Company had a working capital deficit of $921,447 at September 30, 2016.

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

NOTE 3.	ASSETS

As of September 30, 2016, the Company had $4,167 in assets comprised of $4,167 in prepaid expenses.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2016 and December 31, 2015, the balance of accounts payable and accrued expenses was $565,855 and $456,601, respectively, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash as of September 30, 2016 and December 31, 2015 total $190,000 as of December 31, 2015, as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company had a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease ended April 30, 2016. As of September 30, 2016 the Company owed $12,360 on this lease and had not made any new commitments for office space.

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

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of September 30, 2016 and December 31, 2015, respectively.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2016 and December 31, 2015, 17,960,741 shares of common stock were issued and outstanding.

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

As a result of all stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $728,125 for the nine-month period ended September 30, 2016 and $7,435,004 during the year ended December 31, 2015. As of September 30, 2016, 750,000 options were outstanding, all of which belonged to Mr. Herick and all had been fully expensed.

NOTE 8.	INCOME TAXES

As of September 30, 2016 the Company has approximately $6,281,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2016, the Company has no unrecognized income tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had no cash or cash equivalents.

Net cash provided by financing activities was $19,758 during the nine months ended September 30, 2016, compared to $0 in the comparable period in 2015. We have no revenue-producing operations or other source of income as of the date of this Report, or during 2016 or 2015.

In March 2015, we commenced a private placement of our common stock to accredited investors at $1.50 per share). Through September 30, 2015, we issued an aggregate of 536,334 shares and received $804,500 in gross proceeds.

We have no revenue-producing operations or other source of income as of the date of this Report, nor have we had any revenue during the past 3 years. See “Plan of Operation” above herein for an explanation of our current business activities.

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

In July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at great than $5,000,000 is completed. See “Part I, Item 1, Business.” To date, we have received $640,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering on working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three and nine month periods ended September 30, 2016.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended September 30, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

