Form 10-K
period 2016-12-31
CANNAPHARMARX, INC.
filed 2018-09-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-4635140
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2 Park Plaza Suite 1200B Irvine, CA	92614	(949) 652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2016 was $8,397,371.

As of September 14, 2018, the Registrant had 17,960,741 shares of Common Stock issued and outstanding.

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

Employees

During 2016 and as of the date of this report we have no employees except our current management. See “Part III, Item 10, Management” below.

Competition

We are competing with other publicly held companies who are also seeking to acquire or otherwise consolidate with an existing business. We believe that the only thing that may separate us from these competitors is our interest in the cannabis industry, but there are no assurances that this provides any competitive edge. Most of our competitors have greater resources, both financial and otherwise, than the resources presently available to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties.

During our fiscal year ended December 31, 2016, Mr. Herick provided office space at his home at no cost to the Company.

On April 1, 2018 we changed our principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA. 92614, phone: 949-652-6838. This space is provided to us on a twelve month term by a company to which Mr. Nicosia, one of our directors, serves as Chief Executive Officer. Our monthly rent is $1,000, however, as of the date of this filing, we have not made any rent payments and continue to accrue those amounts as accounts payable. We believe this location will be sufficient for our current business purposes until such time an acquisition is consummated.

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

The following table sets forth the high and low bid quotations for our Common Stock as reported on the on the pink sheets for the periods indicated.

	High	Low
Fiscal 2015	$	$

First Quarter	2.50	3.45
Second Quarter	3.60	3.00
Third Quarter	3.50	1.60
Fourth Quarter	3.00	1.10

Fiscal 2016

First Quarter	2.00	0.40
Second Quarter	0.55	0.40
Third Quarter	0.90	0.20
Fourth Quarter	0.70	0.35

As of September 11, 2018, the closing price of our Common Stock was. $0.50 per share.

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

Holders

As of December 31, 2016, there were 17,960,741 shares of our common stock issued and outstanding, which were held by 205 stockholders of record, not including those persons holding shares in “street name.” As of the date of this Report there were 17,960,741 Common Shares issued and outstanding, held by 205 holders of record, not including those persons holding shares in “street name.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had no cash or cash equivalents.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2016.

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

The audit report of KLJ on our financial statements as of and for the years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except relevant to the audit reports for the years ended December 31, 2014 and 2013, which stated as follows:

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2016, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that as of December 31, 2016, our disclosure controls and procedures and internal control over financial reporting were ineffective, based in part on the issues discussed above.

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

The following person was our sole director and executive officer as of December 31, 2016.

Name	Age	Position
Gary Herick(2)	55	Director

Director Independence

During 2016 our Board was composed of one member. As of the date of this Report, it consists of four members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. No member of our Board of Directors is considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s gross revenues.

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

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our CEO and our most highly compensated executive officers in 2016 and 2015. We did not then have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)		Bonus ($)	Option awards ($)(1)	All other compensation ($)	Total (S)
Gerald E. Crocker, CEO	2016	–		–	–	–	–
	2015	150,000		–	–	34,476	184,476

Gary Herick, CFO (2)	2016	92,459	(2)	–	–	–	92,459
	2015	77,624		–	–	–	77,624

James Smeeding, President (3)	2016	50,000		–	–	–	50,000
	2015	123,886		–	–	–	123,886

Mathew Sherwood, VP of R&D (3)	2016	50,000		–	–	–	50,000
	2015	128,829		–	–	–	128,829

_______________________

(1)	Each of these directors also served as executives and officers with the Company in 2014. As such, each were issued 750,000 options subject to vesting over three years, one-third for each year of service, exercisable at an exercise price of $3.78 per share granted on November 1, 2014. Valuation of options awards was based on Black-Scholes modeling, as discussed in Note 1 to the Company’s financial statements included with this report.
(2)	Mr. Herick resigned as Chief Financial Officer effective February 9, 2015 and was appointed again as our CFO in April 2016. All of his 2016 compensation has been accrued.

There were no employment or other agreements with our executive officers, and no salaries were paid as such in 2016 and 2015.

Outstanding Equity Awards at Fiscal Year-End

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers as of December 31, 2016 or 2015.

Mr. Herick was granted stock options to purchase an aggregate of 750,000 common shares at an exercise price of $1.00. These options expire November 1, 2024 if not exercised.

Director Compensation

No compensation was paid to Mr. Herick, the Company’s only director in 2016.

Other than as disclosed herein, our directors did not receive any compensation during the years ended December 31, 2016 and 2015, in consideration for their services rendered in their capacity as directors and no arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments. We did not pay any directors fees for meeting attendance.

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

Title of Class	Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common and Series A Preferred	Gary Herick(1) 2 Park Plaza Suite 1200B Irvine, CA 92614	26,166,000	28.1%
Series A Preferred	James Samuelson(1) 2 Park Plaza Suite 1200B Irvine, CA 92614	25,000,000	26.9%
Series A Preferred	Matt Nicosia(1) 2 Park Plaza Suite 1200B Irvine, CA 92614	25,000,000	26.9%
Common and Series A Preferred	All Officers and Directors as a Group (4 person)	76,166,000	81.9%

_______________________

(1)	Officer and/or Director of our Company.
(2)	Includes 20,000 shares of Series A Convertible Preferred Share will entitle the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders.
(3)	Includes 826,000 shares of our Common Stock owned by companies owned and controlled by Mr. Herick, as well as family members. Mr. Herick disclaims ownership of 300,000 of these shares.

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

As of December 31, 2016 and December 31, 2015, there were no receivable due from related parties. As of December 31, 2016, there was $150,000 due to two former directors, which was accrued salaries arising out of services provided in 2015 and 2016. We are currently in discussions with these individuals to settle this obligation.

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

Item 14. Principal Accounting Fees and Services.

B F Borgers CPA PC was appointed as our independent auditor in June 2018, to audit our financial statements for the fiscal years ended December 31, 2015, 2016 and 2017. The following table reflects the fees paid or accrued to our independent auditor in the years ended December 31, 2015 and 2016:

	December 31, 2016	December 31, 2015
Audit Fees	$9,500	$5,000
Tax Fees	$–	$–
All Other Fees	$–	$–

PART IV

Item 15. Exhibits, Financial Statements Schedules.

The following exhibits are included with this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: September 14, 2018	By:	/s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	/s/ Gary Herick
Gary Herick, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 14, 2018.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Gary Herick

Gary Herick, Director

s/ Matt Nicosia

Matt Nicosia, Director

s/ James Samuelson

James Samuelson, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannaPharmaRx, Inc. (the "Company") as of December 31, 2016 and 2015, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018.

Lakewood, CO

September 14, 2018

CANNAPHARMARX, INC.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

Current assets
Cash and cash equivalents	$–	$2,621
Prepaid expenses	1,667	9,438
Total current assets	1,667	12,059
Total Assets	$1,667	$12,059

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$599,575	$456,601
Accrued legal settlement payable in cash	190,000	190,000
Accrued expense - related party	150,000	50,000
Loan payable - related party	19,758	–
Total current liabilities	959,333	696,601
Total Liabilities	959,333	696,601

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,960,741 and 17,960,741 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,796	1,796
Additional paid in capital	32,930,067	32,201,942
Retained earnings (deficit)	(33,889,530)	(32,888,280)
Total Stockholders' Deficit	(957,667)	(684,542)
Total Liabilities and Stockholders' Deficit	$1,667	$12,059

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2016	2015

Revenue	$–	$–

Operating Expenses:
General & administrative	276,766	4,217,456
Stock-based compensation	728,125	7,435,004
Total operating expenses	1,004,891	11,652,460
Income (loss) from operations	(1,004,891)	(11,652,460)

Other income (expense)
Interest (expense)	(423)	(2,724)
Loss on disposal of assets	–	(87,748)
Other income (expense)	4,064	–
Other income (expense) net	3,641	(90,472)
Income (loss) before provision for income taxes	(1,001,250)	(11,742,932)
Provision (credit) for income tax	–	–
Net income (loss)	$(1,001,250)	$(11,742,932)

Net income (loss) per share (Basic and fully diluted)	$(0.06)	$(0.77)

Weighted average number of shares outstanding	17,960,741	15,338,352

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid in	Retained Earnings/	Stockholders' Equity/
	Shares	Value	Capital	(Deficit)	(Deficit)
Balances at December 31, 2014	17,374,407	$1,737	$20,855,381	$(21,145,348)	$(288,230)

Common stock sold	556,334	56	804,496		804,552
Shares issued in acquisition of Canna Colorado	9,750,000	975	(975)		–
Shares issued to vendor in prior year, paid par this period	–	–	120		120
Cancellation of shares owned by Canna Colorado	(10,420,000)	(1,042)	1,042		–
Debt settled in merger/acquisition	–	–	1,245		1,245
Bank refund of overdraft balance to close account	–	–	4,556		4,556
Shares issued in litigation settlement	600,000	60	1,597,440		1,597,500
Warrants issued for IR services	–	–	1,153,643		1,153,643
Shares issued for brokerage services	100,000	10	349,990		350,000
Stock based compensation	–	–	7,435,004		7,435,004
Net loss	–	–	–	(11,742,932)	(11,742,932)
Balances at December 31, 2015	17,960,741	$1,796	$32,201,942	$(32,888,280)	$(684,542)

Stock based compensation	–	–	728,125	–	728,125
Net loss				(1,001,250)	(1,001,250)
Balances at December 31, 2016	17,960,741	$1,796	$32,930,067	$(33,889,530)	$(957,667)

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(1,001,250)	$(11,742,932)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	–	12,031
Stock-based compensation expense	728,125	7,435,004
Warrants issued for services	–	1,153,643
Settlement payment non-current portion	–	(135,000)
Stock issued for services	–	350,000
Legal settlement payable in stock	–	(1,597,500)
Legal settlement by stock issuance	–	1,597,500
Changes in operating assets and liabilities
Decrease in other receivables	–	531
(Increase)/decrease in prepaid expenses	–	34,133
Increase/(Decrease) in accounts payable and accrued expenses	7,771	319,735
Decrease in current legal settlement payment	142,974	(25,000)
Increase/(Decrease) in accrued payable - related party	100,000	49,096
Net cash provided by (used for) operating activities	(22,380)	(2,548,759)

Cash Flows From Investing Activities:
Purchase of fixed assets	–	(2,078)
Deposit paid toward specialty Pharma acquisition -recovery	–	50,000
Disposal of assets net of depreciation	–	87,748
Net cash provided by (used for) investing activities	–	135,670

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	19,758	–
Cash forgiveness from bank to close overdrawn account	–	4,556
Cash acquired in acquisition of Canna Colorado	–	1,245
Shares issued to vendor in prior year, paid par this period	–	120
Proceeds from sales of common stock	–	804,550
Net cash provided by (used for) financing activities	19,758	810,471

Net Increase (Decrease) In Cash	(2,621)	(1,602,618)
Cash At The Beginning Of The Period	2,621	1,605,239
Cash At The End Of The Period	$–	$2,621

Schedule of Non-Cash Investing and Financing Activities
Value of stock issued in litigation settlement	$–	$1,597,500

Supplemental Disclosure
Cash paid for interest	$423	$2,071
Cash paid for income taxes	$–	$500

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. As of the date of this Report the Company intends to engage in acquisitions or joint ventures with a company or companies that will allow to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. Management is engaged in seeking out and evaluating businesses for acquisition. However, if an opportunity in another industry arises the Company will review that opportunity as well. The proposed business activities described herein classify us as a “shell company. Rule 12b-2 of the 34 Act defines a shell company as a company that has:

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

The Company has been inactive since April 2016.

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

PROPERTY AND EQUIPMENT

Historically when the company acquired fixed assets, depreciation expenses have been calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years.

Depreciation expenses total $-0- and $12,031 for the years ended December 31, 2016 and December 31, 2015, respectively.

DEFERRED COSTS AND OTHER OFFERING COSTS

All costs with respect to raising capital in the two private placements of the Company’s common stock were expensed by the Company both in 2014 and 2015. These costs were applied as internal operational expenses. The Company had no deferred costs or other stock offering costs as of either December 31, 2016 or December 31, 2015.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at December 31, 2016, or December 31, 2015.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2016 and December 31, 2015, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended December 31, 2016, or December 31, 2015.

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

Stock options outstanding at December 31, 2016 to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENTS

Our activities during the year ended December 31, 2016 comprised a single segment.

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

The Company had $-0- cash on hand as of December 31, 2016, and no revenue-producing business or other sources of income. Additionally, as of December 31, 2016, the Company had outstanding liabilities totaling $959,333 and stockholders’ deficit of $957,667. The Company had a working capital deficit of $957,667 at December 31, 2016.

In the Company’s financial statements for the fiscal years ended December 31, 2016 and 2015, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we do not have sufficient existing cash resources to fund our current limited operations.

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

NOTE 3.	ASSETS

As of December 31, 2016, the Company had $1,667 in total assets comprised of prepaid expenses.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2016, the balance of accounts payable and accrued expenses was $769,333, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, accrued legal settlements payable in cash over the next 12 months total $190,000 as of December 31, 2016, as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company had a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease ended April 30, 2016. As of December 31, 2016 the Company owed $18,540 on this lease and had not made any new commitments for office space.

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

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of December 31, 2016.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2016, 17,960,741 shares of common stock were issued and outstanding.

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

On February 23, 2015, the Company issued another 3-year warrant (the “Second Warrant,” and together with the First Warrant, the “VCR Warrants”) to VCR as compensation for VCR’s services in managing and implementing investor relations strategies with the U.S. investment community and industry. The Second Warrant is exercisable for 244,283 of the Company’s fully-diluted common shares at an exercise price equal to the price per share of the Company’s common stock on the 10 days preceding February 23, 2015 or $2.50. The Second Warrant has a 3-year life, a cashless exercise provision and is fully transferable with the Company’s approval, which may not be unreasonably withheld. The Second Warrant is callable on 60 days’ notice if (i) the Company’s common stock trades on the NASDAQ and (ii) the Company’s common stock trades at three times the exercise price of the Second Warrant for 20 consecutive trading days. These warrants were valued at $523,576 using the Black-Scholes method of valuation. The Company has not issued any warrants since February 23rd, 2015.

STOCK OPTIONS

As a result of all stock option activity to date, the Company has recorded aggregate stock-based compensation charges of $728,125 for the year ended December 31, 2016 and $7,435,004 during the year ended December 31, 2015. As of December 31, 2016, 750,000 vested options were outstanding, all of which belonged to Mr. Herick and all had been fully expensed.

NOTE 8.	INCOME TAXES

As of December 31, 2016, the Company has approximately $6,322,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2016, the Company has no unrecognized income tax benefits.

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

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided on a twelve month term by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent is $1,000, however, as of the date of this filing the Company has not made any rent payments and continue to accrue those amounts as accounts payable.

