Form 10-Q
period 2017-03-31
CANNAPHARMARX, INC.
filed 2018-09-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2017

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

2 Park Plaza

Suite 1200B

Irvine, CA 92614

(Address of principal executive offices)

(949) 652-6838

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes     ☐ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 14, 2018, was 17,960,741 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS

Current assets
Prepaid expenses	$–	$1,667
Total current assets	–	1,667
Total Assets	$–	$1,667

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$599,575	$599,575
Accrued legal settlement payable in cash	190,000	190,000
Accrued expense - related party	150,000	150,000
Loan payable - related party	19,758	19,758
Total current liabilities	959,333	959,333
Total Liabilities	959,333	959,333

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized,17,960,741 and 17,960,741 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,796	1,796
Additional paid in capital	32,930,067	32,930,067
Retained earnings (deficit)	(33,891,196)	(33,889,530)
Total Stockholders' Deficit	(959,333)	(957,667)
Total Liabilities and Stockholders' Deficit	$–	$1,667

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenue	$–	$–

Operating Expenses:
General & administrative	1,667	143,567
Stock-based compensation	–	551,528
Total operating expenses	1,667	695,095
Income (loss) from operations	(1,667)	(695,095)

Other income (expense)
Interest (expense)	–	(423)
Other income (expense) net	–	(423)
Income (loss) before provision for income taxes	(1,667)	(695,518)
Provision (credit) for income tax	–	–
Net income (loss)	$(1,667)	$(695,518)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.04)

Weighted average number of shares outstanding	17,960,741	17,960,741

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(1,667)	$(695,518)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	–	551,528
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	1,667	(6,390)
Increase/(Decrease) in accounts payable and accrued expenses	–	57,811
Decrease in current legal settlement payment	–	75,000
Net cash provided by (used for) operating activities	–	(17,570)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	–	19,758
Net cash provided by (used for) financing activities	–	19,758

Net Increase (Decrease) In Cash	$–	2,188
Cash At The Beginning Of The Period	–	2,621
Cash At The End Of The Period	$–	$4,809

Supplemental Disclosure
Cash paid for interest	$–	$423
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Month Interim Periods March 31, 2017 and 2016

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BUSINESS

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. As of the date of this Report the Company intends to engage in acquisitions or joint ventures with a company or companies that will allow to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. Management is engaged in seeking out and evaluating businesses for acquisition. However, if an opportunity in another industry arises the Company will review that opportunity as well. The proposed business activities described herein classify us as a “shell” company. Rule 12b-2 of the 34 Act defines a shell company as a company that has:

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

In April 2010, the Company re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, the Company completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of the Company’s wholly owned subsidiaries. As a result of this reorganization the Company’s name became “Golden Dragon Inc.,” which became the surviving publicly quoted parent holding company.

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

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

PROPERTY AND EQUIPMENT

As of March 31, 2017 and December 31, 2016, the Company had no fixed assets on hand.

Depreciation expenses have been calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. The Company has not recorded any depreciation expense since December 31, 2015 since it has not had any fixed asserts since that time.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at March 31, 2017 or December 31, 2016.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of March 31, 2017 and December 31, 2016, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended March 31, 2017, nor December 31, 2016.

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

Stock options outstanding at March 31, 2017 to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENTS

The Company’s activities during the three month period ended March 31, 2017 and the year ended December 31, 2016, comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had $-0- cash on hand as of March 31, 2017 and no revenue-producing business or other sources of income. Additionally, as of March 31, 2017, the Company had outstanding liabilities totaling $959,333 and a stockholders’ deficit of $959,333. The Company had a working capital deficit of $959,333 at March 31, 2017.

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

NOTE 3.	ASSETS

As of March 31, 2017 the Company had no assets.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2017 and December 31, 2016, the balance of accounts payable and accrued expenses was $599,575 respectively, which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash as of March 31, 2017 and December 31, 2016 totaled $190,000 as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company had a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease ended April 30, 2016. As of March 31, 2017 the Company owed $18,540 on this lease and had not made any new commitments for office space.

NOTE 6.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

At March 31, 2017, the Company was not party to any legal proceeding, nor had it received any notice of any pending action against it.

NOTE 7.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of March 31, 2017 and December 31, 2016, respectively.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2017 and December 31, 2016, 17,960,741 shares of common stock were issued and outstanding.

RECENT ISSUANCES OF COMMON STOCK

In March 2015, the Company began offering in a private placement of shares of its restricted common stock to accredited investors at $1.50 per share. Through December 31, 2015 the Company issued a total of 556,334 shares in exchange for $804,550 of gross proceeds.

On June 25, 2015, the Company issued 100,000 shares of the Company’s common stock to Benjamin & Jerold Brokerage I, LLC, an Illinois limited liability company which had provided advisory and capital raising services to the Company. These shares were expensed to stock-based compensation costs during the period and were valued at $350,000 based on the trading average of the Company’s stock over the ten days preceding issuance of those shares.

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

The Company has not issued any warrants since February 23, 2015.

STOCK OPTIONS

During the three-month periods ended March 31, 2017 and 2016, the Company has recorded stock-based compensation charges of $-0- and $551,528 respectively.

NOTE 8.	INCOME TAXES

As of March 31, 2017 the Company has approximately $6,323,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of March 31, 2017, the Company has no unrecognized income tax benefits.

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

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided on a twelve-month term by a public company for which Mr. Nicosia, one of the Company’s directors, serves as its Chief Executive Officer. Monthly rent is $1,000, however, as of the date of this filing the Company has not made any rent payments and continue to accrue those amounts as accounts payable.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had no cash or cash equivalents.

We have no revenue-producing operations or other source of income as of the date of this Report, nor have we had any revenue during the past 3 years. See “Plan of Operation” above herein for an explanation of our current business activities.

In March 2015, we commenced a private placement of our common stock to accredited investors at $1.50 per share. This offering closed in September 2015 after we sold an aggregate of 536,334 shares and received $804,500 in gross proceeds.

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

In order to cover the costs associated with identifying and performing due diligence on prospective acquisitions candidates, in July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. To date, we have received $640,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering on working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2017.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended March 31, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our securities during the three month period ended March 30, 2017.

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

In order to cover the costs associated with identifying and performing due diligence on prospective acquisitions candidates, in July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. To date, we have received $640,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering on working capital.

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

