Form 10-Q
period 2017-09-30
CANNAPHARMARX, INC.
filed 2018-09-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2017

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

BALANCE SHEETS

	September	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS

Current assets
Prepaid expenses	$–	$1,667
Total current assets	–	1,667
Total Assets	$–	$1,667

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$599,575	$599,575
Accrued legal settlement payable in cash	190,000	190,000
Accrued expense - related party	150,000	150,000
Loan payable - related party	19,758	19,758
Total current liabilities	959,333	959,333
Total Liabilities	959,333	959,333

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized,17,960,741 and 17,960,741 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,796	1,796
Additional paid in capital	32,930,067	32,930,067
Retained earnings (deficit)	(33,891,196)	(33,889,530)
Total Stockholders' Deficit	(959,333)	(957,667)
Total Liabilities and Stockholders' Deficit	$–	$1,667

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$–	$–	$–	$–

Operating Expenses:
General & administrative	–	33,584	1,667	240,545
Stock-based compensation	–	–	–	728,125
Total operating expenses	–	33,584	1,667	968,670
Income (loss) from operations	–	(33,584)	(1,667)	(968,670)

Other income (expense)
Interest (expense)	–	–	–	(423)
Other income	–	4,064	–	4,064
Other income (expense) net	–	4,064	–	3,641

Income (loss) before provision for income taxes	–	(29,519)	(1,667)	(965,029)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$–	$(29,519)	$(1,667)	$(965,029)

Net income (loss) per share
(Basic and fully diluted)	$–	$(0.00)	$(0.00)	$(0.05)

Weighted average number of shares outstanding	17,960,741	17,960,741	17,960,741	17,960,741

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(1,667)	$(965,029)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	–	728,125
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	1,667	5,271
Increase/(Decrease) in accounts payable and accrued expenses	–	109,254
Decrease in current legal settlement payment	–	100,000
Net cash provided by (used for) operating activities	–	(22,379)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	–	19,758
Net cash provided by (used for) financing activities	–	19,758

Net Increase (Decrease) In Cash	–	(2,621)
Cash At The Beginning Of The Period	–	2,621
Cash At The End Of The Period	$–	$–

Supplemental Disclosure
Cash paid for interest	$–	$(423)
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Month Interim Periods September 30, 2017 and 2016

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

PROPERTY AND EQUIPMENT

As of September 30, 2017 and December 31, 2016 the Company had no fixed assets on hand.

Depreciation expenses have been calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. The Company has not recorded any depreciation expense since December 31, 2015 since it has not had any fixed asserts since that time.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at September 30, 2017 or December 31, 2016.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of September 30, 2017 and December 31, 2016, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended September 30, 2017, nor December 31, 2016.

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

Stock options outstanding at September 30, 2017 to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENTS

Our activities during the nine-month period ended September 30, 2017 and the year ended December 31, 2016, comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had $-0- cash on hand as of September 30, 2017 and no revenue-producing business or other sources of income. Additionally, as of September 30, 2017, the Company had outstanding liabilities totaling $959,333 and a stockholders’ deficit of $959,333. The Company also had a working capital deficit of $959,333 at September 30, 2017.

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

As of September 30, 2017 the Company had no assets.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2017 and December 31, 2016, the balance of accounts payable and accrued expenses was $599,575 which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, the current portion of accrued legal settlements payable in cash as of September 30, 2017 and December 31, 2016 totaled $190,000 as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

NOTE 5.	COMMITMENTS

OPERATING LEASE

The Company had a non-cancellable operating lease for its headquarters located in Carneys Point, New Jersey. The term of this lease ended April 30, 2016. As of September 30, 2017 the Company owed $18,540 on this lease and had not made any new commitments for office space.

NOTE 6.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

At September 30, 2017, the Company was not party to any legal proceeding, nor had it received any notice of any pending action against it.

NOTE 7.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of September 30, 2017 and December 31, 2016, respectively.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2017 and December 31, 2016, 17,960,741 shares of common stock were issued and outstanding.

RECENT ISSUANCES OF COMMON STOCK

In March 2015, the Company began offering in a private placement of shares of its restricted common stock to accredited investors at $1.50 per share. Through December 31, 2015 the Company issued a total of 556,334 shares in exchange for $804,550 of gross proceeds.

On June 25, 2015, the Company issued 100,000 shares of the Company’s common stock to Benjamin & Jerold Brokerage I, LLC, an Illinois limited liability company), which had provided advisory and capital raising services to the Company. These shares were expensed to stock-based compensation costs during the period and were valued at $350,000 based on the trading average of the Company’s stock over the ten days preceding issuance of those shares.

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

STOCK OPTIONS

During the nine-month periods ended September 30, 2017 and 2016, the Company has recorded stock-based compensation charges of $-0- and $728,125 respectively.

NOTE 8.	INCOME TAXES

As of September 30, 2017 the Company has approximately $6,323,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2017, the Company has no unrecognized income tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had no cash or cash equivalents.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three and nine-month periods ended September 30, 2017.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended September 30, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any of our securities during the nine month period ended September 30, 2017.

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

