Form 10-K
period 2017-12-31
CANNAPHARMARX, INC.
filed 2018-09-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-4635140
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2 Park Plaza Suite 1200B Irvine, CA	92614	(949) 652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2017 was $6,549,949.

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

As a result, we are now considered a “shell” company as defined under the Securities Exchange Act of 1934, as amended. Following is an explanation as to how we intend to proceed in the foreseeable future.

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

A business combination with a private company will normally involve the transfer to the private company of the majority of the issued and outstanding common stock of Cannapharmarx, Inc. and the substitution by the private company of its own management and board of directors.

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

Employees

During 2017 and as of the date of this report we have no employees except our current management. See “Part III, Item 10, Management” below.

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

Government Regulation

While we do not own any properties, including any cannabis related assets, it is our intention to emphasize the cannabis industry in our search for business opportunities. While there are no assurances that we will successfully acquire a company or assets related to the cannabis industry, or any industry, if we are so successful we will be subject to significant governmental regulations. Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the Federal Government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments.

As of the date of this report, there are 30 states and the District of Columbia allow their citizens to use Medical Marijuana, with Texas being the most recent state to add a medical initiative. Additionally, voters in the states of Colorado, Washington, Alaska, Oregon, California, Nevada, Maine, and Massachusetts have all approved legalization of cannabis for adult use. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws will cause significant financial damage to us.

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration has revised this policy. Specifically, the Attorney General vacated the Cole Memorandum in favor of deferral of any enforcement of federal regulation to the individual states Department of Justice/US Attorney. However, certain other protections remain in place via budgetary element embedment (Rohrabacher-Farr amendment now referred to as the Rohrabacher-Blumenauer Amendment), which limits funding of any enforcement of anti-cannabis legislation. The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

•	the distribution of marijuana to minors;
•	criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;
•	the diversion of marijuana from states where it is legal under state law to other states;
•	state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
•	violence and the use of firearms in the cultivation and distribution of marijuana;
•	driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;
•	the growing of marijuana on public lands; and
•	marijuana possession or use on federal property.

Since the use of marijuana is illegal under federal law, federally chartered banks will not accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our clients to operate. There does appears to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this Prospectus there are only nominal entities that have been formed that offer these services.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plan and could expose us and our management to potential criminal liability and subject their properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

For a comprehensive and up to date perspective on this process and current states and territories cannabis laws please refer to the following link: http://www.mpp.org/states/key-marijuana-policy-reform.html

In order to participate in either the medical or recreational sides of the marijuana industry in Colorado and elsewhere, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions. Colorado issues four types of business licenses including cultivation, manufacturing, dispensing, and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

Colorado has also enacted stringent regulations governing the facilities and operations of marijuana businesses. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements, and product testing for potency and contaminants.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties.

During our fiscal year ended December 31, 2017, Mr. Herick provided office space at his home at no cost to the Company.

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

Item 3. Legal Proceedings.

We are not a party to any legal proceeding as of December 31, 2017.

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

The following table sets forth the high and low bid quotations for our Common Stock as reported on the on the pink sheets for the periods indicated.

	High	Low
Fiscal 2016	$	$

First Quarter	2.00	0.40
Second Quarter	0.55	0.40
Third Quarter	0.90	0.20
Fourth Quarter	0.70	0.35

Fiscal 2017

First Quarter	1.00	0.40
Second Quarter	0.60	0.35
Third Quarter	0.39	0.15
Fourth Quarter	0.55	0.15

As of September 13, 2018, the closing price of our Common Stock was. $0.90 per share.

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

Holders

As of December 31, 2017, there were 17,960,741 shares of our common stock issued and outstanding, which were held by 205 stockholders of record, not including those persons holding shares in “street name.” As of the date of this Report there were 17,960,741 Common Shares issued and outstanding, held by 205 holders of record, not including those persons holding shares in “street name.”

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had no cash or cash equivalents.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2017.

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

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.”

Borgers has been retained to audit our financial statement for our fiscal years ending December 31, 2015, 2016 and 2017, and have included the 2016 report as part of this annual report on Form 10-K for our fiscal year ending December 31, 2016.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2017, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The following person was our sole director and executive officer as of December 31, 2017.

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

Item 11. Executive Compensation.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our CEO and our most highly compensated executive officers in 2017 and 2016. We did not then have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)		Bonus ($)	Option awards ($)	All other compensation ($)	Total (S)

Gary Herick, CFO (1)	2017	–					–
	2016	92,459	(2)	–	–	–	92,459
	2015	77,624		–	–	–	77,624

James Smeeding, President (2)	2017	–					–
	2016	50,000		–	–	–	50,000
	2015	123,886		–	–	–	123,886

Mathew Sherwood, VP of R&D	2017	–		–	–	–	–
	2016	50,000		–	–	–	50,000
	2015	128,829		–	–	–	128,829

_______________________

(1)	Mr. Herick resigned as Chief Financial Officer effective February 9, 2015 and was appointed again as our, CEO, President, CFO and sole director in April 2016. All of his 2016 compensation has been accrued.
(2)	Resigned their positions with our Company in April 2016.

There were no employment or other agreements with our executive officers, and no salaries were paid as such in 2017, 2016 and 2015.

Outstanding Equity Awards at Fiscal Year-End

Mr. Herick was granted stock options to purchase an aggregate of 750,000 common shares at an exercise price of $1.00. These options expire November 1, 2024 if not exercised. These option which were fully vested were the only stock options outstanding as of December 31, 2017

Director Compensation

No compensation was paid to Mr. Herick, the Company’s only director in 2015, 2016 and 2017.

Other than as disclosed herein, our directors did not receive any compensation during the years ended December 31, 2017 and 2016, in consideration for their services rendered in their capacity as directors and no arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments. We did not pay any directors fees for meeting attendance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2017 and December 31, 2016, there were no receivable due from related parties. As of December 31, 2017, there was $150,000 due to two former directors, which was accrued salaries arising out of services provided in 2015 and 2016. We are currently in discussions with these individuals to settle this obligation.

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

Item 14. Principal Accounting Fees and Services.

B F Borgers CPA PC was appointed as our independent auditor in June 2018, to audit our financial statements for the fiscal years ended December 31, 2015, 2016 and 2017. The following table reflects the fees paid or accrued to our independent auditor in the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Audit Fees	$16,250	$9,500
Tax Fees	$–	$–
All Other Fees	$–	$–

PART IV

Item 15. Exhibits, Financial Statements Schedules.

The following exhibits are included with this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannaPharmaRx, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

September 14, 2018

CANNAPHARMARX, INC.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

Current assets
Prepaid expenses	$–	$1,667
Total current assets	–	1,667
Total Assets	$–	$1,667

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$604,542	$599,575
Accrued legal settlement payable in cash	190,000	190,000
Accrued expense - related party	150,000	150,000
Loan payable - related party	19,758	19,758
Total current liabilities	964,300	959,333
Total Liabilities	964,300	959,333

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,960,741 and 17,960,741 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,796	1,796
Additional paid in capital	32,930,067	32,930,067
Retained earnings (deficit)	(33,896,163)	(33,889,530)
Total Stockholders' Deficit	(964,300)	(957,667)
Total Liabilities and Stockholders' Deficit	$–	$1,667

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2017	2016

Revenue	$–	$–

Operating Expenses:
General & administrative	6,633	276,766
Stock-based compensation	–	728,125
Total operating expenses	6,633	1,004,891
Income (loss) from operations	(6,633)	(1,004,891)

Other income (expense)
Interest (expense)	–	(423)
Other income	–	4,064
Other income (expense) net	–	3,641
Income (loss) before provision for income taxes	(6,633)	(1,001,250)
Provision (credit) for income tax	–	–
Net income (loss)	$(6,633)	$(1,001,250)

Net income (loss) per share (Basic and fully diluted)	$(0.00)	$(0.06)

Weighted average number of shares outstanding	17,960,741	17,960,741

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid in	Retained Earnings/	Stockholders' Equity/
	Shares	Value	Capital	(Deficit)	(Deficit)
Balances at December 31, 2015	17,960,741	$1,796	$32,201,942	$(32,888,280)	$(684,542)

Stock based compensation	–	–	728,125	–	728,125
Net loss				(1,001,250)	(1,001,250)
Balances at December 31, 2016	17,960,741	$1,796	$32,930,067	$(33,889,530)	$(957,667)

Net Loss				$(6,633)	$(6,633)
Balances at December 31, 2017	17,960,741	$1,796	$32,930,067	(33,896,163)	(964,300)

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(6,633)	$(1,001,250)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	–	728,125
Changes in operating assets and liabilities
Cash overdraft	–	–
(Increase)/decrease in prepaid expenses	1,667	–
Increase/(Decrease) in accounts payable and accrued expenses	4,966	7,771
Decrease in current legal settlement payment	–	142,974
Increase/(Decrease) in accrued payable - related party	–	100,000
Net cash provided by (used for) operating activities	–	(22,380)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Proceeds from (paydown of) related party loans	–	19,758
Net cash provided by (used for) financing activities	–	19,758

Net Increase (Decrease) In Cash	–	(2,621)
Cash At The Beginning Of The Period	–	2,621
Cash At The End Of The Period	$–	$–

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company did not have any fixed assets as of December 31, 2017 and 2016, respectively

Depreciation expenses total $-0- and $-0- for the years ended December 31, 2017 and December 31, 2016, respectively.

DEFERRED COSTS AND OTHER OFFERING COSTS

All costs with respect to raising capital are expensed by the Company as incurred. The Company had no deferred costs or other stock offering costs as of either December 31, 2017 or December 31, 2016.

Future costs associated with raising capital, be it debt or equity, may more likely be incurred as a direct variable cost with third parties. The Company’s intent is to initially defer these costs and ultimately offset them against the proceeds from these capital or financial transactions if successful, or expensed if the proposed financial transaction proves unsuccessful.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at December 31, 2017, or December 31, 2016.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. As of December 31, 2017 and December 31, 2016, the Company does not have any assets or liabilities which are considered Level 2 or 3 in the hierarchy.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended December 31, 2017, or December 31, 2016.

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

Stock options outstanding at December 31, 2017 to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENTS

Our activities during the year ended December 31, 2017 comprised a single segment.

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

The Company had $-0- cash on hand as of December 31, 2017, and no revenue-producing business or other sources of income. Additionally, as of December 31, 2017, the Company had outstanding liabilities totaling $964,300 and stockholders’ deficit of $964,300. The Company had a working capital deficit of $964,300 at December 31, 2017.

In the Company’s financial statements for the fiscal years ended December 31, 2017 and 2016, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we do not have sufficient existing cash resources to fund our current limited operations.

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

As of December 31, 2017, the Company had no assets.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2017, the balance of accounts payable and accrued expenses was $774,300 which is primarily comprised of trade payables and accrued salaries and wages and legal fees.

Additionally, accrued legal settlements payable in cash over the next 12 months total $190,000 as of December 31, 2017, as discussed in Note 6 (Litigation and Accrued Settlement Liabilities).

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

NOTE 6.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

As of December 31, 2017, the Company was not a party to any lawsuits.

NOTE 7.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001, all of which is nonvoting. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. No shares of preferred stock were issued or outstanding as of December 31, 2017.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2017, 17,960,741 shares of common stock were issued and outstanding.

RECENT ISSUANCES OF COMMON STOCK

The Company has not issued any common stock since March 2015.

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

STOCK OPTIONS

As a result of stock option activity the Company recorded aggregate stock-based compensation charges of $-0- and $728,125 in stock based compensation charges, respectively, for the years ended December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, 750,000 vested options were outstanding, all of which belonged to Mr. Herick and all had been fully expensed.

NOTE 8.	INCOME TAXES

As of December 31, 2017, the Company has approximately $6,329,000 of federal net operating loss carryforwards, respectively. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of December 31, 2017, the Company has no unrecognized income tax benefits.

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

