Form 10-Q
period 2018-09-30
CANNAPHARMARX, INC.
filed 2018-11-13
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2018

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

2 Park Plaza

Suite 1200B

Irvine, CA 92614

(Address of principal executive offices)

(949) 652-6838

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 9, 2018, was 17,960,741 shares.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS

Current assets
Cash and cash equivalents	$682,059	$–
Due from related party	76,699	–
Total current assets	758,758	–
Total Assets	$758,758	$–

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$643,294	$604,542
Accounts payable-related party	6,000	–
Accrued interest	9,411	–
Accrued legal settlement payable in cash	190,000	190,000
Accrued expense - related party	150,000	150,000
Convertible notes	905,000	–
Loan payable - related party	19,758	19,758
Total current liabilities	1,923,463	964,300
Total Liabilities	1,923,463	964,300

Stockholders' Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 60,000 and -0- shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	60,000	–
Common stock, $0.0001 par value; 100,000,000 shares authorized, 17,960,741 and 17,960,741 issued and outstanding, respectively as of September 30, 2018 and December 31, 2017, respectively	1,796	1,796
Additional paid in capital	33,835,067	32,930,067
Retained earnings (deficit)	(35,061,568)	(33,896,163)
Total Stockholders' Deficit	(1,164,705)	(964,300)
Total Liabilities and Stockholders' Deficit	$758,758	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenue	$–	$–	$–	$–

Operating Expenses:
General and administrative expenses	3,924	–	4,075	–
Travel	17,309	–	25,299	–
Rent	3,000	–	6,000	–
Professional fees	125,261	–	148,011	–
Consulting fees	–	–	21,609	–
Consulting fees- related parties	31,000	–	46,000	1,667
Total operating expenses	180,494	–	250,994	1,667
Income (loss) from operations	(180,494)		(250,994)	(1,667)

Other income (expense)
Interest expense	(914,411)	–	(914,411)	–
Total other expense	(914,411)	–	(914,411)	–
Income (loss) before provision for income taxes	(1,094,905)	–	(1,165,405)	(1,667)
Provision (credit) for income tax			–	–
Net income (loss)	$(1,094,905)	$–	$(1,165,405)	(1,667)

Net income (loss) per share
(Basic and fully diluted)	$(0.06)	$–	$(0.06)	$(0.00)

Weighted average number of shares outstanding	17,960,741	17,960,741	17,960,741	17,960,741

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(1,165,405)	$(1,667)
Amortization of debt discount	905,000	–
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	–	1,667
Increase/(Decrease) in accounts payable and accrued expenses	54,163	–
Net cash provided by (used for) operating activities	(206,242)	–

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	–	–

Cash Flows From Financing Activities:
Refundable deposit on acquisition	(76,699)	–
Proceeds from the sale of convertible notes	905,000	–
Proceeds from the sale of preferred stock	60,000	–
Net cash provided by (used for) financing activities	888,301	–

Net Increase (Decrease) In Cash	682,059	–
Cash At The Beginning Of The Period	–	–
Cash At The End Of The Period	$682,059	$–

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Month Interim Periods Ended September 30, 2018 and 2017

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

PROPERTY AND EQUIPMENT

As of September 30, 2018 and December 31, 2017, the Company had no fixed assets on hand.

Depreciation expenses have been calculated using the straight-line method over the estimated useful lives of the respective assets, ranging from three to seven years. The Company has not recorded any depreciation expense since December 31, 2015 since it has not had any fixed asserts since that time.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value will be required. The Company had no intangible assets at September 30, 2018 or December 31, 2017.

FAIR VALUE MEASUREMENTS

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with exact precision. The fair value of the Company’s financial instruments, which include cash, prepaid expenses, convertible notes, accounts payable and accrued expenses and the related party loans, each approximate their carrying value due either to their short length to maturity or interest rates that approximate prevailing market rates.

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

BENEFICIAL CONVERSION FEATURES

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

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

Stock options outstanding at September 30, 2018 to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is antidilutive.

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

BUSINESS SEGMENT

The Company’s activities during the three-month and nine month periods ended September 30, 2018, and the year ended December 31, 2017, comprised a single segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

The Company had $682,059 cash on hand as of September 30, 2018 and no revenue-producing business or other sources of income. Additionally, as of September 30, 2018, the Company had outstanding liabilities totaling $1,923,463 and a stockholders’ deficit of $1,164,705. The Company had a working capital deficit of $1,164,705 at September 2018.

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

NOTE 3.	DUE FROM RELATED PARTY

As of September 30, 2018, the Company had a $76,699 receivable from a related party, compared to $-0- as of December 31, 2017. This amount was paid to a company controlled by the Company’s Chief Executive Officer to assist the Company in locating acquisition targets. In the event that no acquisition targets are located and consummated, the deposit made by the Company, becomes fully refundable. If an acquisition by the Company is successfully consummated due to the efforts of the related party; the full amount of $76,699 will be paid as a fee to the related party and immediately expensed by the Company, as an acquisition cost.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$643,294	$604,592
Accounts payable related party	6,000	–
Accrued interest	9,411	–
Accrued expense related party	150,000	150,000
Notes payable-related party	19,758	19,758
Total	$828,463	$774,300

Accounts payable and accrued expenses, and accounts payable related parties are comprised primarily of accounts payable balances.

Accrued interest relates to interest on convertible notes

Accrued expense related party is comprised of accrued salaries and fees for officers and former directors of the Company. Notes payable -related party represents advance made to the Company to pay certain expenses of the Company in prior periods when the Company had no cash on hand. During the nine month period ended September 30, 2018, the Company paid $46,000 in related party consulting fees to officers and directors.

Additionally, the accrued legal settlements payable as of September 30, 2018 and December 31, 2017 totaled $190,000 as discussed in Note 7 (Litigation and Accrued Settlement Liabilities).

NOTE 5. CONVERTIBLE NOTES

In July 2018, the Company commenced an offering of up to $2 million of one year maturity convertible notes (“Notes”). These Notes carry both a voluntary conversion feature, and an automatic conversion feature. The Notes carry an interest rate of 12%, and are convertible into shares of the Company’s common stock.

Automatic conversion feature

If the Company issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Company of at least $5,000,000, including conversion of the Notes and any other indebtedness, or issuance of Equity Securities in connection with any business combination, including a merger or acquisition (a “Qualified Financing”), then the Notes, and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued pursuant to the Qualified Financing at a conversion price equal to the lesser of (i) 50% of the per share price paid by the purchasers of such equity securities in the Qualified Financing or (ii) $0.40 per share.

Voluntary conversion feature

If these Notes have not been previously converted pursuant to a Qualified Financing, then, upon Holders election prior to the Maturity Date or effective upon the Maturity Date, the Holder may elect to convert their Notes into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) 50% of the market price for the Company’s Common Stock as of the Maturity Date or (ii) $0.40 per share.

During the period ended September 30, 2018, the Company received $905,000 in proceeds from the sale of convertible notes to six accredited investors.

Based on current activities Company believes it is highly probable that the Notes will be subject to the automatic conversion feature prior to the maturity date of the Notes. As a result, the Company did not record a derivate liability associated with these Notes. The Company calculated a beneficial conversion feature of $905,000 and record the full amount as interest expense during the period ended September 30, 2018 because the Notes can be immediately converted without a waiting period.

The offering remains open as of the date of this Report.

NOTE 6.	OPERATING LEASE

On April 1, 2018 the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA. 92614, phone 949-652-6838. This space is provided to us on a twelve-month term at the rate of $1,000 per month by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. As of September 30, 2018, $6,000 was due under this operating lease.

NOTE 7.	LITIGATION AND ACCRUED SETTLEMENT LIABILITIES

At September 30, 2018, the Company was not party to any legal proceeding, nor had it received any notice of any pending action against it.

NOTE 8.	INCOME TAXES

As of September 30, 2018, the Company has approximately $6,580,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2018, the Company has no unrecognized income tax benefits.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 9. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001 per share. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences.

In April 2018, the Company issued 60,000 shares of its Series A Convertible Preferred Stock at a price of $1.00 per share to its current management, all of whom are accredited investors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as converted basis. The rights and designations of these Preferred Shares include the following:

•	entitles the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders;
•	The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s Common Stock, whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock in to which each share of Series A Convertible Preferred Stock is convertible;
•	Each Series A Preferred Share is convertible into 1,250 shares of Common Stock;
•	not redeemable.

The beneficial conversion (“BCF”) feature attributed to the purchase of Preferred Stock was deemed to have no value on the date of purchase for the following reasons:

➢	There was no public trading market for the Convertible Preferred Stock and none is expected to develop in the future.
➢	Any shares of Common Stock underlying the Preferred Stock to be issued upon conversion would not be eligible for any exemption from registration pursuant to Rule 144 for a period of one (1) year from the date which the Company ceases being deemed a shell company.
➢	Currently, there is a very limited trading market for the Company's Common Stock.
➢	The Company had no business activity for the prior twenty-four (24) month period;
➢	The Company has limited assets and substantial liabilities.

Therefore, therefore the BCF related to the Preferred Shares was considered to have no value on the date of issuance.

There were 60,000 shares of preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2018 and December 31, 2017, 17,960,741 shares of common stock were issued and outstanding.

RECENT ISSUANCES OF COMMON STOCK

No common shares have been issued subsequent to June 25, 2015.

STOCK OPTIONS

During the nine month periods ended September 30, 2018 and 2017, the Company did not record any stock-based compensation expense.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to September 30, 2018 through the date of this Report, the Company accepted aggregate subscriptions from accredited investors for $1,157,000 of one year maturity 12% convertible notes. The terms of these Notes are described in Note #5. “Convertible Notes” of the Company’s financial statements. None of the Notes have been converted.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had $682,059 in cash.

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

In July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., Through the period ended September 30, 2018 we received $905,000 in subscriptions under this offering. Subsequent to September 30, 2018 through the date of this Report we received an additional $1,157,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering for working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2018.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended September 30, 2018 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to cover the costs associated with identifying and performing due diligence on prospective acquisitions candidates, in July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. To date, we have received $905,000 in subscriptions under this offering. The Convertible Debenture is being offered in reliance upon Rule 506 of Regulation D. We intend to use the proceeds from this offering on working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2018.

CannaPharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ Gary Herick
Gary Herick, Principal Financial Officer and
Principal Accounting Officer

