Form 10-K
period 2018-12-31
CANNAPHARMARX, INC.
filed 2019-04-03
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

 __________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware		27-4635140
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

Suite 206 1180 Sunset Drive Kelowna, BC, Canada	Z1Y 9W6	949-652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock.

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2018 was $17,422,378.

As of March 29, 2019, the Registrant had 26,791,371 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 21, 2019, or such other date as may be selected in the future, are incorporated by reference in certain sections of PART III.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements regarding Cannapharmarx contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ii

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

In April 2010, we re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of our wholly-owned subsidiaries. As a result of this reorganization, our name was changed to “Golden Dragon Inc.”, which became the surviving publicly quoted parent holding company.

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

Pursuant to the Merger all of the shares of our common stock previously owned by Canna Colorado were canceled. As a result of the aforesaid transactions, we became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development.

In April 2016, we ceased operations. Our then management resigned their respective positions with our Company with the exception of Mr. Gary Herick, who remains as one of our officers and directors as of the date of this Report.

Description of Current Business

Effective November 19, 2018, we entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp., wherein we acquired all of the issued and outstanding securities of AMS. As part of the material terms of this transaction, we also agreed to acquire all of the outstanding shareholder loans held by the principal shareholder of AMS. The purchase price was CAD$12,700,000, of which CAD$1,012,982 was paid at closing and we assumed debt of approximately CAD$650,000. The principal shareholders of AMS elected to receive 971,765 shares of our Common Stock in lieu of CAD$985,000 in additional cash. We granted the holders of these shares “piggyback” registration rights. The balance of approximately CAD$10,000,000 is to be paid pursuant to the terms of a relevant subordinated non-interest bearing promissory note, secured only by the shares acquired in AMS Principal payments under the Promissory Note are due quarterly and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021, whichever is later.

Relevant thereto, in January 2019 we also entered into a two year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of US$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 45,000 shares of the stock issued to him as part of the AMS acquisition for CAD$33,750 (USD$0.75 per share) on or before April 30, 2019.

As a result of the AMS acquisition described above, we are again engaged in the cannabis business. AMS is a corporation organized under the laws of the Province of Ontario, Canada. AMS has filed a cultivation application. The application process is a phased approach with Health Canada issuing a Confirmation of Readiness letter during the late stages of the application process. This letter confirms that if the applicant builds out the facility, as described, Health Canada will review the documentation and further assess the applicant’s suitability in obtaining the License to Cultivate. At the completion of construction, the applicant submits an evidence package showing that the facility design and construction meets the Good Production Practices and Security Design described in the application. After review, Health Canada issues the License to Cultivate and then follows up with unannounced inspections as the company becomes operational. Following the successful completion of two batches Health Canada will inspect and issue the License to Sell. The AMS application was in the Confirmation of Readiness stage in the previous regulatory structure. On October 17, 2018, The Cannabis Regulations (SOR/2018-144) came into effect. With the new regulations, the AMS application will need to be transitioned to the Cannabis Tracking and Licensing System (CTLS). The new process will follow a similar process as described in the Cannabis Licensing Application Guide, below:

After the application is transitioned to the new regulations, Health Canada will review compliance with the new regulations and again issue the Confirmation of Readiness.

The AMS cultivation facility is a 48,750 square foot cannabis grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide annual production capacity of 9,500 kilos of cannabis (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow we estimate that we will require approximately CAD$20 million in additional financing which we will seek to raise via equity and debt. While there can be no assurances that we will successfully raise the financing required to complete construction of the facility and begin cultivation, we have had several initial discussions with funding sources and while no assurances can be provided, we believe we will be able to obtain such financing. Failure to obtain such financing will have a significant negative impact on our ability to successfully implement our business plan.

A Cultivation License issued in Canada gives the licensee the right to produce, possess, ship, transport, deliver and destroy dried cannabis and cannabis plants, as well as cannabis oil extracts. The Cultivation License is issued to the licensee for use only at a designated facility. In the case of AMS, the Hanover Facility will be the designated location.

A Sales License may be obtained during the Cultivation License application process, and as a final step of that general process, as described below.

In 2018 AMS received its Confirmation of Readiness for a license under Canadian law. The Confirmation of Readiness is the result of a successful Initial Screening of the application by Health Canada. At the stage of the initial screening, the (i) the proposed business plan; (ii) the Security Clearance Application Form and (iii) record-keeping methods pertaining to security, Good Production Practices, inventory, and destruction methods of AMS were assessed and deemed satisfactory by Health Canada. In parallel to the Initial Screening process, Health Canada conducted the required security clearance process of the proposed personnel. AMS was notified by Health Canada that all members of proposed personnel had obtained the required security clearance. All of these people have been retained by us following the closing of the AMS acquisition.

In the course of the Detailed Review stage, AMS was asked to submit specific information to Health Canada, which was reviewed to:

•	complete the assessment of the application to ensure that it met the requirements of applicable law and regulations;
•	establish that the issuance of the License was not likely to create risks to public health, safety or security, including the risk of cannabis being diverted to an illicit market or use; and
•	establish that there were no other grounds for refusing the application.

As of the date of this report, the Officer of Medical Cannabis in Canada has asked AMS to confirm or provide evidence of the following items (the “Evidence Package”):

The perimeter of the site is in compliance with sections 43 to 45 of the MMPR, which include:

•	operational visual recording device capable of recording any unauthorized access;
•	operational intrusion monitoring systems to detect any attempted or actual unauthorized access to, or movement in, the site, or tampering with the system; and
•	all systems are monitored by personnel at all times.

The areas within a site where cannabis is present are in compliance with sections 46 to 49 of the MMPR, which include:

•	all areas are capable of recording the identity of every person entering or exiting those areas;
•	operational visual recording devices capable of detecting illicit conduct in those areas;
•	operational intrusion monitoring system in those areas;
•	operational system in those areas to prevent the escape of odors and, if present, pollen; and
•	all systems are monitored by personnel at all times.

The storage area is in compliance with security level 9 under the Security Directive for the storage of dried marihuana (cannabis, its preparations, derivatives, and similar synthetics).

In addition, it was requested that AMS confirm that the proposed sites comply with:

•	all the Good Production Practices as required under Division 4; and
•	all requirements for Record Keeping as required under Part 6 of the MMPR.

In reviewing the Evidence Package, consideration is specifically given to AMS’s proposed security measures and the description of the storage area for cannabis as required by the Security Directive; the credentials of the proposed quality assurance person to meet the good production requirements under Canadian law and the details listed in the quality assurance report relating to premises, equipment and sanitation program. Physical security plans will also be reviewed and assessed in detail at this stage.

AMS will be in a position to begin assembling the Evidence Package as the construction of the Hanover Facility progresses, and once it is completed and the Hanover Facility becomes operational. To date, exterior construction of the building has been completed, but no interior construction has begun. We expect that we will be in a position to submit the Evidence Package to the Officer of Medical Cannabis shortly following the completion of the Hanover Facility.

Upon the completion of the Detailed Review stage, Health Canada is expected to issue a Cultivation License. As part of the terms and conditions on the license, a Licensed Producer is required to notify Health Canada once it begins cultivation. Once notified, Health Canada will schedule an initial inspection to verify that the Licensed Producer is meeting the requirements of applicable Canadian law including, but not limited to, the physical security requirements for the site, record-keeping practices, and Good Production Practices and to confirm that the activities being conducted by the Licensed Producer correspond to those indicated on their License.

Once AMS is issued a Cultivation License, in order to be authorized for the activity of sale specifically, AMS will have to undergo a Pre-Sale Inspection by Health Canada and submit an amendment application to the Office of Medical Cannabis. Health Canada will then schedule an inspection to verify that AMS, as a Licensed Producer, is meeting the requirements of applicable Canadian law including, but not limited to, Good Production Practices, packaging, labeling, shipping, and record keeping prior to allowing the sale or provision of product.

To complete the assessment of the requirements under Canadian law and establish that adding the activity of sale of cannabis products is not likely to create a risk to public health, safety or security, and to confirm that there are no other grounds for refusing the amendment application, the following information is reviewed

•	results of the pre-sale inspection;
•	information submitted in the amendment application to add the activity of sale to the license; and
•	any other relevant information.

When the review is completed, an amended license (i.e. the Sales License), including the activity of sale, may be issued to the Licensed Producer. The Licensed Producer may then begin supplying cannabis products to registered clients, other licensed producers and/or other parties named, depending on the activities licensed.

While no assurances can be provided, based on our knowledge of the licensing process under current Canadian law, we expect that we will be in a position to obtain a Cultivation License by the end of 2019, and a Sales License by the end of June 2020, subject to our ability to raise the funds necessary to complete the interior of the property, of which there is no assurance. The Detailed Review stage will be completed once we complete that construction of a site and production facility that is compliant with the requirements listed above. Based on our projected construction timeline we expect that the construction of the Hanover Facility will be completed by the end of 2019, and that at that time we will have satisfied all of the requirements found in the Confirmation of Readiness and will be in a position to submit the Evidence Package to the Officer of Medical Cannabis. This proposed timeline is only an estimate based on our observations and knowledge of the licensing process under applicable Canadian law and could vary significantly.

License Renewal Processes

Once we obtain the Licenses, any adverse changes or events affecting the construction of the Hanover Facility, or the facility itself once built, could have a material and adverse effect on our ability to continue producing cannabis, our business, financial condition, and prospects.

Once AMS receives the Licenses, before the expiration of the expiry date stipulated on the Licenses, AMS must submit an application for renewal to Health Canada containing information prescribed by the ACMPR.

Canadian law requires that the Minister of Health, after examining the application and any supplementary information requested, issue a renewed License, unless:

(a)           the applicant is not an adult who ordinarily resides in Canada or a corporation that has its head office in Canada or operates a branch office in Canada and whose officers and directors are all adults;

(b)           the requirements regarding notification of local authorities pursuant to the ACMPR have not been met (such notifications would only be required in connection with a renewal if there are changes to the information since the original application);

(c)           an inspector, who has requested an inspection, has not been given the opportunity by the applicant to conduct an inspection;

(d)           the Minister has reasonable grounds to believe that false or misleading information or false or falsified documents were submitted in or with the application;

(e)           information received from a peace officer, a competent authority or the United Nations raises reasonable grounds to believe that the applicant has been involved in the diversion of a controlled substance or precursor to an illicit market or use;

(f)           the applicant does not have in place the security measures set out in the applicable Canadian law in respect of an activity for which the License is sought;

(g)           the applicant is in contravention of or has contravened in the past 10 years:

(i)            a provision of the Controlled Drugs and Substances Act (the “CDSA”) or its regulations or the Food and Drugs Act, or

(ii)           a term or condition of another Licensor a permit issued to it under any of those regulations;

(h)           the renewal of the License would likely create a risk to public health, safety or security, including the risk of cannabis being diverted to an illicit market or use;

(i)            any of the following persons do not hold a security clearance:

(i)            the senior person in charge,

(ii)           the responsible person in charge,

(iii)          if applicable, the alternate responsible person in charge,

(iv)          if the applicant is an individual, that individual, and

(v)           if the applicant is a corporation, any of its officers or directors;

(j)            the proposed method of record keeping does not meet the requirements of the ACMPR; or

(k)           if applicable, any supplemental information requested has not been provided or is insufficient to process the application.

There can be no guarantee that Health Canada will extend or renew the Licenses as necessary or, if it extended or renewed, that the Licenses will be extended or renewed on the same or similar terms. Should Health Canada not extend or renew the Licenses, or should it renew the Licenses on different terms, the business, financial condition and results of the operation of AMS would be materially adversely affected.

Subsequent Event

Effective February 25, 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of our Common Stock, from a former shareholder of GN who is now our President and CEO. These shares and warrants, when exercised, will represent 18% and 11%, respectively, of the issued and outstanding stock of GN. While no assurances can be provided, we believe this is the initial step in our efforts to acquire all of the issued and outstanding stock of GN. We anticipate making additional purchases of stock from other shareholders of GN during 2019. The seller of the GNC interests is the former President, CEO and a director of our Company, positions he assumed again after the acquisition. He had resigned his positions prior to the commencement of discussions on this acquisition in order to fully recuse himself from this matter.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be 95% complete and to receive a license to cultivate from the Canadian Ministry of Health prior to the end of the second quarter of 2019. If and when completed, GN believes it will begin cultivation activities and generate its initial harvest during the middle of 2019. Additionally, the plan is to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. GN does not have any firm commitment to provide any of the funds necessary for expansion as of the date of this release.

While there can be no assurances, we will be successful in acquiring all of the issued and outstanding stock of GN, we intend to dual list our common stock for trading on the Canadian Securities Exchange (“CSE”) as a precursor to consummating a transaction with GN. We anticipate filing our initial listing application with the CSE during April 2019 and, while no assurances can be provided, anticipate receiving approval for trading during the second quarter of 2019.

We estimate that in order to consummate the acquisition of GN, as well as to complete development of the cultivation facilities we presently own located in Hanover, Ontario, we will require up to CAD$20 million in additional financing. We cannot provide any assurances that we will be able to raise such funds or whether we would be able to raise such funds on terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably charge higher than bank rates, which higher rates could, depending on the amount borrowed, der the net operating income of any of our planned profitable businesses insufficient to cover the interest burden.

Currently, we have no committed source for any funds to allow us to complete the Hanover project. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

Growth by Acquisition

We also plan to grow through the acquisition of related, complementary businesses. In doing so we expect to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus realizing synergies between the brands to increase sales on multiple fronts; reducing overhead costs by streamlining operations; and eliminating duplicitous efforts and costs. There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

If we are successful, the acquisition of related, complementary businesses is expected to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts and costs. There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

Management continues to seek out and evaluate related, complementary businesses for acquisition. The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards. Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation, including its financial statements, cash flow, debt, location and other material aspects of the candidate’s business. It is our intention to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions. If we are successful in our attempts to acquire synergistic companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs, and desires of the parties, the management of the acquisition candidate and our relative negotiation strength.

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

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), it may be necessary for such acquisition candidate to provide independent audited financial statements. If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

We intend to continue a focus on the acquisition of additional companies operating in jurisdictions where cannabis is legal on a national basis. Our focus is initially on Canadian Licensed Producers of marijuana but may extend to other cannabis-related products. If and when cannabis becomes legal in other foreign jurisdictions we will research acquisition or development opportunities. We intend to target opportunities which are revenue generating or will be in the immediate future, low-cost producers and either profitable or nearing profitability.

We are presently in discussion with other companies operating in the cannabis industry regarding a potential acquisition or other form of partnership. Relevant thereto, we have signed a non-binding letter of intent to acquire Great Northern Cannabis Ltd of Calgary, Alberta, Canada. However, there can be no assurance we will be successful consummating any additional acquisitions in the future, nor can there be any assurance we will have access available to equity and debt financing required to consummate any transaction in the future.

We do not engage in any U.S. cannabis-related activities unless and until federal laws on cannabis prohibition are eliminated and cannabis is no longer considered a Schedule I controlled substance. If this changes in the future we may review opportunities in the United States if such opportunities arise under acceptable terms and conditions. There are no assurances this will occur.

Employees

Until November 2018, we had no employees except our management at that time. Upon the closing of the AMS transaction we retained three of the former AMS employees, including individuals who shall continue to assist AMS with its pending Application and related issuance to AMS of a producer's license under Canadian law, who shall continue to act as a "senior person in charge", "responsible person in charge" or "alternate responsible person in charge" pursuant to applicable Canadian law.

We anticipate that we will retain additional employees as we close additional acquisitions in the future, of which there is no assurance. We believe that there are a sufficient number of potential qualified employees available. No employee is a member of any union. We believe our relationship with our employees is satisfactory.

Competition

We are competing with other companies, both publicly held and private, who are also seeking to acquire or otherwise consolidate with an existing Canadian cannabis business. Many of our competitors have greater resources, both financial and otherwise, than the resources presently available to us.

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

Government Regulation

It is our intention to continue to emphasize the cannabis industry in our search for business opportunities, specifically in Canada. As of the date of this report we do not have any intention of engaging in the cannabis industry in the United States so long as marijuana remains a Schedule-I controlled substance and remains illegal under US federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the applicable federal laws are repealed to eliminate cannabis as a controlled substance in the US we will consider potential cannabis acquisitions in the US.

Canadian Regulations

Summary of the Cannabis Act

On October 17, 2018, the Cannabis Act came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act replaced the ACMPR and the IHR, both of which came into force under the Controlled Drugs and Substances Act (Canada) (the “CDSA”), which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada) (the “MMPR”), which was implemented in June 2013. The MMPR replaced the Marihuana Medical Access Regulations (Canada) (the “MMAR”) which was implemented in 2001. The MMPR and MMAR were initial steps in the Government of Canada’s legislative path towards the eventual legalization and regulating recreational and medical cannabis.

The Cannabis Act permits the recreational adult use of cannabis and regulates the production, distribution and sale of cannabis and related oil extracts in Canada, for both recreational and medical purposes. Under the Cannabis Act, Canadians who are authorized by their health care practitioner to use medical cannabis have the option of purchasing cannabis from one of the producers licensed by Health Canada and are also able to register with Health Canada to produce a limited amount of cannabis for their own medical purposes or to designate an individual who is registered with Health Canada to produce cannabis on their behalf for personal medical purposes.

Pursuant to the Cannabis Act, subject to provincial regulations, individuals over the age of 18 are be able to purchase fresh cannabis, dried cannabis, cannabis oil, and cannabis plants or seeds and are able to legally possess up to 30 grams of dried cannabis, or the equivalent amount in fresh cannabis or cannabis oil. The Cannabis Act also permits households to grow a maximum of four cannabis plants. This limit applies regardless of the number of adults that reside in the household. In addition, the Cannabis Act provides provincial and municipal governments the authority to prescribe regulations regarding retail and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act, such as increasing the minimum age for purchase and consumption.

Provincial and territorial governments in Canada have made varying announcements on the proposed regulatory regimes for the distribution and sale of cannabis for adult-use purposes. For example, Québec, New Brunswick, Nova Scotia, Prince Edward Island, Yukon and the Northwest Territories have chosen the government-regulated model for distribution, whereas Saskatchewan and Newfoundland & Labrador have opted for a private sector approach. Alberta, Ontario, Manitoba, Nunavut and British Columbia have announced plans to pursue a hybrid approach of public and private sale and distribution.

In connection with the new framework for regulating cannabis in Canada, the Federal Government has introduced new penalties under the Criminal Code (Canada), including penalties for the illegal sale of cannabis, possession of cannabis over the prescribed limit, production of cannabis beyond personal cultivation limits, taking cannabis across the Canadian border, giving or selling cannabis to a youth and involving a youth to commit a cannabis-related offence.

On July 11, 2018, the Federal Government published regulations in the Canada Gazette to support the Cannabis Act, including the Cannabis Regulations, the new Industrial Hemp Regulations, along with proposed amendments to the Narcotic Control Regulations and certain regulations under the Food and Drugs Act (Canada). The Industrial Hemp Regulations and the Cannabis Regulations, among other things, outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Industrial Hemp Regulations and the Cannabis Regulations include strict specifications for the plain packaging and labeling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production sites. The Industrial Hemp Regulations and the Cannabis Regulations also maintain a distinct system for access to cannabis. With the Cannabis Act now in force, cannabis has ceased to be regulated under the CDSA and is instead regulated under the Cannabis Act, and both the ACMPR and the IHR have been repealed effective October 17, 2018.

On June 7, 2018, Bill-C45 passed the third reading in the Senate with a number of amendments to the language of the Cannabis Act. More specifically, the Senate proposed:

•	establishing a committee of the Senate and a committee of the House of Commons to undertake a comprehensive review of the administration and operation of the Cannabis Act;
•	assisting provinces and territories to facilitate the development of workplace impairment policies;
•	allowing provinces to place restrictions on the ability of individuals to engage in home cultivation;
•	that law enforcement be provided with the appropriate tools and resources to address concerns about continued illicit production, diversion, and sale of cannabis to youth, including preventing the sharing of marihuana among young adults by rendering it a ticketable offense;
•	that the prices set for cannabis products and the applicable taxes reflect the dual objective of minimizing the health dangers of cannabis consumption and undercutting the illicit market of cannabis;
•	mandatory health warnings for cannabis products, including warnings about the danger of smoking cannabis, the danger of exposure to second-hand cannabis smoke, and the risks of combining cannabis and tobacco;
•	testing procedures for THC content be standardized to ensure accurate measurement to better protect consumer health and safety;
•	that forthcoming regulations for edible products and other forms of cannabis ensure that product packaging is child-resistant and does not appeal to young people and that the type of available products should be strictly limited;
•	adequate and ongoing funding for sustained, evidence-based cannabis education and prevention programs to provide Canadians, especially young Canadians, with knowledge about the health risks of cannabis use, including on-going research initiatives on the impact of cannabis use on the developing brain; and that the federal government commit to on-going educational initiatives to ensure youth are informed on the effects of cannabis use;
•	to prohibit licensees under the Cannabis Act to distribute branded merchandise, such as T-shirts and baseball caps and imposing a moratorium on loosening the regulations on the branding, marketing, and promotion of cannabis for 10 years;
•	to set aggressive targets, comparable to the successful Federal Tobacco Control Strategy, to reduce the number of youth and adult cannabis users; and
•	to ensure that the Cannabis Tracking System be operational upon the coming-into-force of the Cannabis Act.

Security Clearances

The Cannabis Regulations require that certain people associated with cannabis licensees, including individuals occupying a “key position” directors, officers, large shareholders and individuals identified by the Minister of Health, must hold a valid security clearance issued by the Minister of Health. Officers and directors of a parent corporation must be security cleared.

Under the Cannabis Regulations, the Minister of Health may refuse to grant security clearances to individuals with associations to organized crime or with past convictions for, or an association with, drug trafficking, corruption or violent offenses. Individuals who have histories of nonviolent, lower-risk criminal activity (for example, simple possession of cannabis, or small-scale cultivation of cannabis plants) are not precluded from participating in the legal cannabis industry, and the grant of security clearance to such individuals is at the discretion of the Minister of Health and such applications will be reviewed on a case-by-case basis.

Cannabis Tracking System

Under the Cannabis Act, the Minister of Health is authorized to establish and maintain a national cannabis tracking system. The Cannabis Regulations set out a national cannabis tracking system to track cannabis throughout the supply chain to help prevent diversion of cannabis into, and out of, the illicit market. The Cannabis Regulations also provides the Minister of Health with the authority to make a ministerial order that would require certain persons named in such order to report specific information about their authorized activities with cannabis, in the form and manner specified by the Minister of Health.

Cannabis Products

The Cannabis Regulations set out the requirements for the sale of cannabis products at the retail level permit the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as “pre-rolled” and in capsules. The THC content and serving size of cannabis products is limited by the Cannabis Regulations. The sale of edibles containing cannabis and cannabis concentrates was not initially permitted, however, such products are expected to be legalized by the fall of 2019.

Description of Canadian Licenses and Licensing Requirements

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Item 1A.	Risk Factors.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

During our fiscal year ended December 31, 2017, Mr. Herick provided office space at his home at no cost to the Company.

On April 1, 2018 we changed our principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA. 92614, phone: 949-652-6838. This space is provided to us on a twelve-month term by a company to which Mr. Nicosia, one of our directors, serves as Chief Executive Officer. Our monthly rent is $1,000, however, as of the date of this filing, we have not made any rent payments and continue to accrue those amounts as accounts payable.

Effective in March 2019, we changed our principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which we have rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, our current CEO, President and a director. This location consists of approximately 500 sq. feet. We pay a monthly rent of $1500 (CAD). We believe this location will be sufficient for our current business purposes.

ITEM 3.	LEGAL PROCEEDINGS.

As part of our acquisition of AMS we assumed an action filed against AMS by Ataraxia Canada, Inc., alleging breach of contract, specifically, breach of a nonbinding term sheet providing for Ataraxia to acquire controlling interest in AMS and they are seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia Canada, Inc., as plaintiff, and circulated to Alternative Medical Solutions Inc., as defendant, on August 2, 2017 under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The pleadings have closed and the parties are now expected to schedule examinations for discovery. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of success or potential liability at this time.

Our agreement to acquire AMS contained a provision requiring us to diligently defend against the claims brought forth in, and assume full and complete control of, the Ataraxia litigation, provided that we shall not enter into any compromise or settlement in respect of the Ataraxia litigation without the prior written consent of the sellers, which consent is not to be unreasonably withheld, conditioned or delayed. The sellers are obligated to cooperate fully and make available to us all pertinent information and witnesses under their control, make such assignments and take such other steps as in the opinion of our counsel are reasonably necessary to enable us to defend against the claims brought forth in the Ataraxia litigation.

In the event we are not successful in defending this action, the AMS Agreement also provides that the Purchase Price (and the amount owing under the Purchaser Notes) we paid for AMS shall be reduced by an amount equal to any judgment or order awarded against (and payable by) and all costs and expenses incurred by us in defending the Ataraxia litigation including, without limitation, all legal and other professional fees and any and all costs and expenses of any appeal of any judgment or order.

In addition, we had previously been party to an action filed by Gary M. Cohen, a former officer and director of our Company in 2014. In March 2015, we entered into a Settlement Agreement with Mr. Cohen wherein we agreed to repurchase 2,250,000 shares of our Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. We have taken the position that his death has discharged any obligation we might have to make the balance of the payments. We have not received any demand for payment or otherwise been involved in any attempt to collect this balance as of the date of this report.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the over the counter “pink sheets” under the trading symbol “CPMD.” Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.

There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

	High	Low
Fiscal 2018	$	$

First Quarter	$2.01	$0.51
Second Quarter	1.65	0.55
Third Quarter	2.55	0.51
Fourth Quarter	4.00	1.20

Fiscal 2017

First Quarter	1.00	0.40
Second Quarter	0.60	0.35
Third Quarter	0.39	0.15
Fourth Quarter	0.55	0.15

As of March 29, 2019, the closing price of our Common Stock was. $1.65 per share.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size, and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Holders

As of December 31, 2018, there were 18,942,506 shares of our common stock issued and outstanding, which were held by 212 stockholders of record, not including those persons holding shares in “street name.” As of the date of this Report, there were 26,798,371 Common Shares issued and outstanding, held by 214 holders of record, not including those persons holding shares in “street name.”

In April 2018 we issued 60,000 shares of our Series A Convertible Preferred Stock at a price of $1.00 per share to two persons who subsequently became our management team. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

•	entitles the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders;

•	The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on our Common Stock whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock in to which each share of Series A Convertible Preferred Stock is convertible;

•	Each Series A Preferred Share is convertible into 1,250 shares of Common Stock; and

•	is not redeemable.

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

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

In April 2010, we re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of our wholly-owned subsidiaries. As a result of this reorganization, our name was changed to “Golden Dragon Inc.”, which became the surviving publicly quoted parent holding company.

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

Pursuant to the Merger, all of the shares of our common stock previously owned by Canna Colorado were canceled. As a result of the aforesaid transactions, we became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development.

In April 2016, we ceased operations. Our then management resigned their respective positions with our Company, with the exception of Mr. Gary Herick, who remained as one of our officers and directors until March 2019.

As a result, we are currently classified as a “shell” company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Relevant thereto, in February 2019 we filed a report on Form 8-K/A advising that we had taken all steps necessary and disclosed all required information with the SEC so as to allow us to no longer be considered a “shell” company effective February 13, 2020.

Our principal place of business is located at Suite 206, 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, phone 949-652-6838. Our website address is www.cannapharmarx.com.

Because we have not generated any revenues during our prior two years, the following is our Plan of Operation.

PLAN OF OPERATION

See “Part 1, Item 1, Business,” above for a detailed discussion of our current business activities and plan of operation, the contents of which are incorporated herein as if set forth.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $464,118 in cash.

In April 2018, we issued 60,000 shares of our Series A Convertible Preferred Stock at a price of $1.00 per share to our current management. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

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

During 2018 we conducted a private offering of 12% Convertible Debentures where we accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. We relied upon the exemption from registration provided by Rule 506 of Regulation D to issue the Convertible Debentures. We used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC.

We estimate that in order to consummate the acquisition of Great Northern, as well as to complete development of the cultivation facilities, we will require up to $20 million (CAD) in additional financing, which we will seek to raise via equity and debt.  While there can be no assurances that we will successfully raise the financing required to complete construction of the facility and begin cultivation, we have had several initial discussions with funding sources and while no assurances can be provided, we believe we will be able to obtain such financing. We cannot provide any assurances that we will be able to raise such funds or whether we would be able to raise such funds on terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably be at higher than bank rates, which higher rates could depend on the amount borrowed, render the net operating income of any of our planned profitable businesses insufficient to cover the interest burden.

Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

Subsequent Event

In February 2019, we commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. As of the date of this report, we have accepted $169,000 in subscriptions in this offering.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2018.

Critical Accounting Policies and Estimates

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On June 11, 2018, we engaged BF Borgers CPA PC as our independent registered public accounting firm, and effective June 11, 2018, we dismissed KLJ & Associates, LLP (“KLJ”), as our independent registered public accounting firm. The decision to dismiss KLJ and to appoint BF Borgers CPA PC was approved by our board of directors. No audit or audit-related services were performed between us and Borgers prior to their appointment.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2018, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were ineffective, based in part on the issues discussed above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

10.4	Form of Registration Rights Agreement

10.5	Form of Convertible Debenture

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

The following exhibits have previously been filed with the Securities and Exchange Commission on the date indicated.

Exhibit No.	Description	Filed With	Date Filed
EX-2 Exhibits: Plans of Acquisition, Reorganization, Arrangements Liquidations and Successions
2.1	Amended and Restated Agreement and Plan of Merger between CannaPharmaRx, Inc. (DE), CannaPharmaRX, Inc. (CO) and CPHR Acquisition Corp. (subsidiary of Canna DE) dated 4/21/15	8-K Dated 4/21/15	04/24/15

EX-3 Exhibits: Articles of Incorporation/Organization and Bylaws
3-1b	Bylaws of Golden Dragon Holding Co. Adopted 12/31/10	10-K for YE 12/31/13	02/06/14
3.1	Certificate of Amendment of Certificate of Incorporation of Dragon Holding Co. dated 10/22/14 (changing name to CannaPharmaRx, Inc.) dated 10/22/14 filed with Delaware Secretary of State	8-K Dated 10/23/14	10/24/14

EX-10 Exhibits: Material Contracts
10.1	Agreement and Plan of Merger between Golden Dragon Holding Co., CannaPharmaRX, and CPHR Acquisition Corp. (subsidiary of Golden Dragon) dated 5/15/14	8-K Dated 5/15/14	06/04/14
10.2	Form of Exchange Agreement and Representations-exchange shares of CannaPharmaRX, Inc. (DE) to shareholders of CannaPharmaRX, Inc. (CO) (undated)	10-K for FYE 12/31/14	03/31/15
10.1	Confidential Settlement and Release of Claims Agreement between CannaPharmaRX, Inc. and Gary Herick, Gerald Crocker, James Smeeding, Matthew Sherwood and Robert Liess and Gary M. Cohen dated 3/30/15	8-K Dated 3/30/15	04/03/15
10.2	Form of Exchange Agreement, Consent and Representations between-exchange shares of CannaPharmaRX, Inc. (DE) to shareholders of CannaPharmaRX, Inc. (CO) (undated)	10-Q for Quarter Ended 3/31/15	05/14/15
10.3	Securities Purchase Agreement between Alternative Medical Solutions Inc. and Shareholders thereof and CannaPharmaRX, Inc. and Hanover CPMD Acquisition Corp. dated 11/19/18	8-K Dated 11/19/18	11/21/18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: April 3, 2019	By:	s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	s/ Gary Herick
Gary Herick, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2019.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Matt Nicosia

Matt Nicosia, Director

s/ James Samuelson

James Samuelson, Director

s/ Gary Herick

Gary Herick, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CannaPharmaRx, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

April 1, 2019

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS

Current assets
Cash	$464,118	$–
Prepaid expenses	134,689	–
Total current assets	598,807	–

Construction in progress	1,563,260	–
Intangible assets	1,871,000	–
Goodwill	6,065,014	–
Total Assets	$10,098,081	$–

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	766,203	604,542
Accounts payable related party	9,000	–
Accrued interest	68,052	–
Mortgages payable	476,450	–
Accrued legal settlement payable in cash	190,000	190,000
Accrued expense - related party	150,000	150,000
Notes payable current	2,210,975	–
Convertible Notes	2,072,000	–
Loan payable - related party	19,758	19,758
Total current liabilities	5,962,438	964,300

Notes payable long-term	4,421,942	–

Total Liabilities	10,384,380	964,300

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 60,000 shares and -0- issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	60,000	–
Common stock, $0.0001 par value; 300,000,000 shares authorized, 18,942,506 and 17,960,741 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,894	1,796
Additional paid-in capital	36,642,276	32,930,067
Retained earnings (deficit)	(36,990,469)	(33,896,163)
Total Stockholders' Deficit	(286,299)	(964,300)
Total Liabilities and Stockholders' Deficit	$10,098,081	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2018	2017

Revenue	$–	$–

Operating Expenses:
General & administrative	8,763	6,633
Acquisition expenses	47,649	–
Acquisition expenses related party	373,896	–
Stock-based compensation	27,707	–
Travel and entertainment	43,443	–
Rent	9,000	–
Professional fees	250,775	–
Consulting fees	33,084
Consulting fees-related parties	160,000	–
Total operating expenses	954,317	6,633
Income (loss) from operations	(954,317)	(6,633)

Other income (expense)
Interest (expense)	(2,140,052)	–
Other income	63	–
Other income (expense) net	(2,139,989)	–
Income (loss) before provision for income taxes	(3,094,306)	(6,633)
Provision (credit) for income tax	–	–
Net income (loss)	$(3,094,306)	$(6,633)

Net income (loss) per share
(Basic and fully diluted)	$(0.17)	$(0.00)

Weighted average number of shares outstanding	17,963,431	17,960,741

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Paid in	Retained Earnings	Equity/
	Shares	Value	Shares	Value	Capital	(Deficit)	(Deficit)
Balances at December 31, 2015	–	$–	17,960,741	$1,796	$32,201,942	$(32,888,280)	(684,542)
							–
Stock-based compensation	–	–	–	–	728,125	–	728,125
Net loss	–	–	–	–	–	(1,001,250)	(1,001,250)
Balances at December 31, 2016	–	$–	17,960,741	$1,796	$32,930,067	$(33,889,530)	(957,667)

Net Loss	–	–	–	–	–	(6,633)	(6,633)
Balances at December 31, 2017	–	$–	17,960,741	$1,796	$32,930,067	(33,896,163)	(964,300)

Net loss	–	–	–	–	–	(3,094,306)	(3,094,306)
Issuance of preferred stock	60,000	60,000	–	–	–	–	60,000
Recognition of beneficial conversion features - convertible debentures	–	–	–	–	2,072,000	–	2,072,000
Stock-based compensation related to warrant issuances	–	–	–	–	27,707	–	27,707
Shares issued in connection with the acquisition of AMS	–	–	981,765	98	1,612,502	–	1,612,600
Balances at December 31, 2018	60,000	$60,000	18,942,506	$1,894	$36,642,276	$(36,990,469)	(286,299)

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(3,094,306)	$(6,633)

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	27,707	–
Amortization of debt discount	2,072,000	–
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	(134,689)	1,667
Accrued interest	68,052	–
Accounts payable related party	9,000	–
Increase/(Decrease) in accounts payable and accrued expenses	111,100	4,966
Net cash provided by (used for) operating activities	(941,136)	–

Cash Flows From Investing Activities:
Cash paid for the acquisition of AMS	(726,746)	–
Net cash provided by (used for) investing activities	(726,746)	–

Cash Flows From Financing Activities:
Proceeds from preferred stock	60,000	–
Proceeds from convertible debentures	2,072,000	–
Net cash provided by (used for) financing activities	2,132,000	–

Net Increase (Decrease) In Cash	464,118	–
Cash At The Beginning Of The Period	–	–
Cash At The End Of The Period	$464,118	$–

Supplemental Disclosure
Common stock issued related to the acquisition of business	$1,612,600	$–
Debt issued related to the acquisition of a business	$6,632,917	$–
Other accrued consideration related to the acquisition of a business	$527,010	$–

The accompanying notes are an integral part of these financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. In November 2018 it formed an Ontario corporation, Hanover CPMD Acquisition Corporation to facilitate the acquisition described below. As of the date of this Report, the Company intends to engage in acquisitions or joint ventures with a company or companies that will allow to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. Management is engaged in seeking out and evaluating businesses for acquisition. However, if an opportunity in another industry arises the Company will review that opportunity as well.

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

In April 2010, the Company re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, the Company completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of the Company’s wholly-owned subsidiaries. As a result of this reorganization, the Company’s name became “Golden Dragon Inc.,” which became the surviving publicly quoted parent holding company.

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

As a result, the Company was considered a “shell” company as defined under the Securities Exchange Act of 1934, as amended, from April 2016 through the year ended December 31, 2018.

On November 19, 2018, the Company entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed subsidiary, wherein on December 31, 2018 the Company acquired all of the issued and outstanding securities of AMS. AMS is a corporation organized under the laws of the Province of Ontario, Canada. It is a late stage marijuana licensed producer applicant in Canada. It is currently in the Pre-License Inspection and Licensing phase, which is Stage 5 of 6, with a fully approved license. Upon completion of the final construction of the facility, Health Canada will inspect the facility and relevant operating procedures to ensure it meets the standards that have been approved in the application. At the completion of the licensing stage. AMS will receive a license to begin cultivation of marijuana. There can be no assurances that the Company will receive this license.

The facility is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada.  To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide annual production capacity of 9,500 kilos of marijuana (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow we estimate that we will require approximately CAD$20.0 million in additional financing which we will seek to raise via equity and debt. There can be no assurances that we will successfully raise the financing required to complete construction of the facility and begin cultivation.

As a result of the completion of the acquisition of AMS, the Company believes that it no longer fits the definition of a shell company, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. It filed the required disclosure pursuant to the aforesaid Rule with the SEC in February 2019 and believes that it will no longer be considered a shell company on February 13, 2020.

The Company is currently in discussions with other companies operating in the cannabis industry regarding a potential acquisition or other form of partnership. Relevant thereto, we have signed a non-binding letter of intent to acquire Great Northern Cannabis Ltd of Calgary, Alberta, Canada. However, there can be no assurance the Company will be successful consummating any additional acquisitions in the future, nor can there be any assurance that the Company will have access available to equity and debt financing required to consummate any transaction in the future.

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

All figures are in U.S. dollars unless indicated otherwise.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company cash equivalents totaled $464,118 and $-0- respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2018, and December 31, 2017, the Company determined that it had no items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Foreign Currency Translation

The functional currency and the reporting currency of CannapharmaRx’s US operations is United States dollars, (“USD”). The functional currency of the Company’s Canadian operations is Canadian dollars (“CAD”), Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' equity in the statement of stockholders' equity. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

Harmonized Sales Tax

The Harmonized Sales Tax (“HST”) is a combination of the Canadian Goods and Services Tax (“GST”) and Provincial Sales Tax (“PST”) that is applied to taxable goods and services. By fusing sales tax at the federal level with sales tax at the provincial level, the participating provinces harmonized both taxes into a single federal-provincial sales tax. HST is a consumption tax paid by the consumer at the point of sale (POS). The vendor or seller collects the tax proceeds from consumers by adding the HST rate to the cost of goods and services. They then remit the total collected tax to the government at the end of the year.

The HST is in effect in five of the ten Canadian provinces: New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island. The HST is collected by the Canada Revenue Agency (CRA), which remits the appropriate amounts to the participating provinces. The HST may differ across these five provinces, as each province will set its own PST rates within the HST. In provinces and territories which have not enacted the HST, the CRA collects only the 5% goods and services tax. The current rate in Ontario is 13%.

Capital Assets- Construction In Progress

As of December 31, 2018 and 2017, the Company had $1,563,260 and $ -0- in construction in progress, respectively, comprised entirely of the construction in progress relating to the building acquired relating to the acquisition of AMS.

Depreciation expenses total $-0- and $-0- for the years ended December 31, 2018, and December 31, 2017, respectively.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate and dividend yield. Stock options outstanding at December 31, 2018, to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is anti-dilutive.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of customer relationships and non-compete agreements. Their useful lives range from 10 to 15 years. The Company’s indefinite-lived intangible assets consist of trade names.

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment on December 31, 2018 on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

The Company evaluated the recoverability of its long-lived assets on December 31, 2018 and at December 31, 2017, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Level 2:

Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments.

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

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended December 31, 2018, or December 31, 2017.

Financial Instruments

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involve uncertainties and could not be determined with exact precision. The fair value of the Company’s financial instruments, which include cash, prepaid expenses, accounts payable and the related party loan, each approximate their carrying value due either to their short length to maturity or interest rates that approximate prevailing market rates.

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

Income (Loss) Per Share

Income (loss) per share is presented in accordance with Accounting Standards Update (“ASU”), Earning per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share (“EPS”) on the income statements. Basic EPS would exclude any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common stock issued. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Business Segments

Our activities during the year ended December 31, 2018 comprised a single segment.

Recently Issued Accounting Pronouncements

On June 10, 2014, the FASB issued update ASU 2014-10, Development Stage Entities (Topic 915). Among other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014, and interim reporting periods beginning after December 15, 2015. However, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments, and accordingly, has not labeled the financial statements as those of a development stage entity and has not presented inception-to-date information on the respective financial statements.

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of December 31, 2018 and 2017, the Company had $464,118 and $-0- cash on hand respectively, and no revenue-producing business or other sources of income. Additionally, as of December 31, 2018, the Company had outstanding liabilities totaling $10,384,380 and stockholders’ deficit of ($286,299). The Company had a working capital deficit of $5,363,631 on December 31, 2018.

In the Company’s financial statements for the fiscal years ended December 31, 2018 and 2017, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we do not have sufficient existing cash resources to fund our current limited operations.

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

NOTE 3.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Prepaid stock purchase (a)	$98,955	$–
Prepaid interest (b)	35,734	–
Total	$134,689	$–

(a)	Represents money held in escrow to purchase Company stock held by the Sellers of AMS pursuant to the terms of the Securities Purchase Agreement for the acquisition of AMS
(b)	Represents six months of prepaid interest on a mortgage assumed by the Company under the terms of the acquisition of AMS.

NOTE 4.	CONSTRUCTION IN PROGRESS

As of December 31, 2018 and December 31, 2017, the Company had $1,563,260 and $-0- respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada.  To date, exterior construction of the building has been completed, however, no interior construction has begun.  Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide annual production capacity of 9,500 kilos of marijuana (20,900 lbs.).

The Company did not have any other property or equipment.

For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the asset should be reclassified as building, building improvements, or land improvement and should be capitalized and depreciated. Construction in progress includes all costs related to the construction of a medical cannabis facility. Cost also includes soft costs such as loan fees and interest and consulting fees and related expenses. The facility is not available for use and therefore not being amortized.

NOTE 5.	BUSINESS COMBINATION

Description of acquisition

On November 19, 2018, the Company entered into a Securities Purchase Agreement with AMS, wherein on December 31, 2018 the Company acquired all of the issued and outstanding securities of AMS.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$726,747
Common stock, 981,765 shares of CannapharmaRX common stock	1,612,600
Promissory note net of $697,083 discount	6,632,917
Fair value of total consideration	$8,972,264

Recognized amount of identifiable assets acquired, and liabilities assumed:
Construction in progress	$1,563,260
Accrued liabilities	(50,560)
Mortgage payable	(476,450)
Intangible assets	1,871,000
Goodwill	6,065,014
$8,972,264

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2018 and December 31, 2017 the Company had $6,065,014 in goodwill and $1,871,000 in intangible assets; compared to zero and zero, respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which will be amortized over a fifteen year period or $124,733 per year.

The Company did not record any amortization expense for the years ended December 31, 2018 and December 31, 2017 because the acquisition of AMS was consummated on the last day of the Company’s year ended December 31, 2018. The Company will begin recording amortization expense on January 1, 2019.

NOTE 7.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017

Accounts payable and accrued expenses	$766,203	$604,542
Accrued interest (a)	68,052	–
Mortgages payable (b)	476,450	–
Accrued legal settlement (c)	190,000	190,000
Total accounts payable and accrued liabilities	$1,500,705	$794,542

(a)	Represents interest accrued on the outstanding convertible notes -see Note 11
(b)	Pursuant to the acquisition of AMS, the Company assumed the mortgage on the construction in progress. The mortgage is an interest only instrument at an interest rate of 15% due and payable on December 31, 2019
(c)	We had previously been party to an action filed by Gary M. Cohen, a former officer and director of our Company in 2014. In March 2015, we entered into a Settlement Agreement with Mr. Cohen wherein we agreed to repurchase 2,250,000 shares of our Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. We have taken the position that his death has discharged any obligation we might have to make the balance of the payments. We have not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this report.

NOTE 8.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017

Accounts payable related party(a)	$28,758	$19,758
Accrued expense - related party	150,000	150,000
Total accounts payable and accrued liabilities	$178,758	$169,758

(a)	Accounts payable related party represents includes an advance made to the Company of $19,768; to pay certain expenses of the Company in prior periods when the Company had no cash on hand,

During the year ended December 31, 2018 the Company paid Mr. Herick a total of $121,000 for deferred compensation and expenses.

In April 2018, the Company issued an aggregate of 60,000 shares of Series A Convertible Preferred Stock at a price of $1.00 per share to management. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

☐	entitles the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders;

☐	The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on our Common Stock whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock in to which each share of Series A Convertible Preferred Stock is convertible;

☐	Each Series A Preferred Share is convertible into 1,250 shares of Common Stock; and

☐	not redeemable.

As of December 31, 2018, there was $150,000 due to two former directors, which was accrued salaries arising out of services provided in 2015 and 2016. Management is currently in discussions with these individuals to settle this obligation.

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided to the Company on a twelve-month term by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent is $1,000, however, as of the date of this report, the Company has not made any rent payments and continue to accrue those amounts as accounts payable.

NOTE 9.	CONVERTIBLE NOTES

In July 2018, the Company commenced an offering of up to $2 million of one-year maturity convertible notes (“Notes”). These Notes carry both a voluntary conversion feature and an automatic conversion feature. The Notes carry an interest rate of 12% and are convertible into shares of the Company’s common stock.

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

During the year ended December 31, 2018, the Company received $2,072,000 in proceeds from the sale of convertible notes to 35 accredited investors.

No convertible notes were sold during 2017.

Based on current activities Company believes it is highly probable that the Notes will be subject to the automatic conversion feature prior to the maturity date of the Notes. As a result, the Company did not record a derivate liability associated with these Notes. The Company calculated a beneficial conversion feature of $2,072,000 and record the full amount as interest expense during the period ended December 31, 2018, because the Notes can be immediately converted without a waiting period.

NOTE 10.	NOTES PAYABLE

Pursuant to the terms of the of the Securities Purchase Agreement with AMS we issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS Principal payments under the Promissory Note are due quarterly and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. No interest expense was recorded in 2018 since the acquisition occurred on December 31, 2018.

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Principal value of Promissory Note	$7,330,000	$–
Loan discounts	(697,083)	–
Less: Current portion, net of discount	(2,210,975)	–
Promissory Note, long term net of discount	$4,421,942	$–

NOTE 11.	INCOME TAXES

As of December 31, 2018, the Company has approximately $7,255,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of December 31, 2018, the Company has no unrecognized income tax benefits.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided on a twelve-month term by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent is $1,000, however, as of the date of this filing, the Company has not made any rent payments and continues to accrue those amounts as accounts payable.

NOTE 13.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock, at a par value of $0.0001 per share. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

In April 2018, the Company issued 60,000 shares of its Series A Convertible Preferred Stock at a price of $1.00 per share to its current management, all of whom are accredited investors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

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

The beneficial conversion (“BCF”) feature attributed to the purchase of Preferred Stock was deemed to have no value on the date of purchase for the following reasons:

➢	There was no public trading market for the Convertible Preferred Stock, and none is expected to develop in the future.

➢	Any shares of Common Stock underlying the Preferred Stock to be issued upon conversion would not be eligible for any exemption from registration pursuant to Rule 144 for a period of one (1) year from the date which the Company ceases being deemed a shell company.

➢	Currently, there is a very limited trading market for the Company's Common Stock.

➢	The Company had no business activity for the prior twenty-four (24) month period;

➢	The Company has limited assets and substantial liabilities.

Therefore, therefore the BCF related to the Preferred Shares was considered to have no value on the date of issuance.

There were 60,000 and -0- shares of preferred stock issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.

Common Stock

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2018, and December 31, 2017, 18,942,608 and 17,960,741 shares of Common Stock were issued and outstanding, respectively.

In January 2019, the Company closed a private offering of 12% Convertible Debentures where it accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of common stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., The Company used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC.

Stock Options

During the years ended December 31, 2018 and 2017, the Company did not record any stock-based compensation expense related to stock options. As of December 31, 2018, there were options outstanding to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. These stock options expire on November 1, 2024

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on December 31, 2018 and December 31, 2017:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	2.875
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	2.875

All stock purchase warrants are exercisable for a period of three years from the date of issuance. The remaining contractual life of the stock purchase warrants outstanding as of December 31, 2018, was 2.875 years.

During the year ended December 31, 2018, the Company issued 350,000 warrants.

The value of the stock purchase warrants was determined using the following Black-Scholes methodology:

For the Year Ended
December 31, 2018

Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	2.91%
Volatility (3)	442.92%
Expected life (in years)	3.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s common stock is based on trading activity for the previous three year period ended at each stock purchase warrant contract date.

NOTE 14. SUBSEQUENT EVENTS

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D.As of the date of this report, the Company has accepted $169,000 in subscriptions in this offering.

On February 25, 2019 the Company completed the acquisition of a minority interest in GN Ventures, LTD., (“GN”), an Alberta corporation, engaged in the development of Canadian cannabis cultivation facilities. Under the terms of the stock purchase agreement, the Company acquired approximately eighteen (18%) percent of the issued and outstanding securities of GN for total consideration of 7,998,963 shares of CPMD common stock. Additionally, the Company acquired warrants exercisable to purchase an additional 2,500,000 shares of GN at an exercise price of CAD$1.00 per share. The seller of the GN interests is the former President, CEO and a director of the Company, positions he assumed again after the acquisition.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be 95% complete and to receive a license to cultivate from the Canadian Ministry of Health prior to the end of the second quarter of 2019. If and when completed, GN believes it will begin cultivation activities and generate its initial harvest during the middle of 2019. Additionally, the plan is to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. GN does not have any firm commitment to provide any of the funds necessary for expansion as of the date of this report.

