Form 10-Q
period 2019-03-31
CANNAPHARMARX, INC.
filed 2019-05-15
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2019

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

Suite 3600

888 – 3rd Street SW

Calgary, Alberta, CanadaT2P 5C5

(Address of principal executive offices)

949-652-6838

(Issuer’s Telephone Number)

Suite 206

1180 Sunset Drive

Kelowna, BC, Canada Z1Y 9W6

(Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes    ☐ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 15, 2019, was 32,436,999 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018

ASSETS

Current assets
Cash	$203,474	$464,118
Prepaid expenses	18,240	134,689
Total current assets	221,714	598,807

Construction in progress	1,614,130	1,563,260
Investments	11,264,438	–
Intangible assets	1,878,219	1,871,000
Goodwill	6,065,014	6,065,014
Total Assets	$21,043,515	$10,098,081

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$843,953	$766,203
Accounts payable related party	79,231	9,000
Accrued interest	–	68,052
Mortgages payable	486,395	476,450
Accrued legal settlement	190,000	190,000
Accrued expense - related party	315,000	150,000
Notes payable current	–	2,210,975
Convertible Notes		2,072,000
Loan payable - related party	19,758	19,758
Total current liabilities	1,934,337	5,962,438

Notes payable long-term	6,830,669	4,421,942

Total Liabilities	8,765,006	10,384,380

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	60,000	60,000
Preferred Stock Series B, $0.0001 par value, 3,000,000 shares authorized 178,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	178,000	–
Common stock, $0.0001 par value; 300,000,000 shares authorized, 32,436,999 and 18,942,506 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,244	1,894
Treasury stock, 133,200 and -0- shares as of March 31, 2019 and December 31, 2018, respectively	(13)	–
Additional paid in capital	50,169,968	36,642,275
Retained earnings (deficit)	(38,059,138)	(36,990,469)
Accumulated other comprehensive income (loss)	(73,552)	–
Total Stockholders' Equity (Deficit)	12,278,509	(286,299)
Total Liabilities and Stockholders' (Equity)	$21,043,515	$10,098,081

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2019	2018
Revenue
	$–	$–
Operating Expenses:
General & administrative	28,917	–
Acquisition expenses	25,824	–
Amortization	32,000	–
Stock based compensation	161,334	–
Travel and entertainment	27,217	–
Rent - related party	7,762	–
Professional fees	154,901	–
Consulting fees	238,968	–
Consulting fees-related parties	270,000	–
Total operating expenses	946,923	–
Income (loss) from operations	(946,923)	–

Other income (expense)
Interest (expense)	(121,771)	–
Other income	25	–
Other income (expense) net	(121,746)	–
Income (loss) before provision for income taxes	(1,068,669)	–
Provision (credit) for income tax	–	–
Net income (loss)	$(1,068,669)	–

Basic and diluted earnings(loss) per common share	$(0.05)	$–

Weighted average number of shares outstanding	21,977,298	17,960,741

Comprehensive loss:
Net income (loss)	$(1,068,669)	$–
Foreign currency translation adjustment	(73,552)	–
Comprehensive income (loss)	$(1,142,221)	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the three months
	Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(1,068,669)	$–
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	161,334	–
Amortization of intangible assets	32,000	–
Amortization of debt discount	59,611	–
Changes in operating assets and liabilities		–
(Increase)/decrease in prepaid expenses	115,981	–
Accrued interest	62,160	–
Accounts payable and accrued expenses	77,750	–
Notes payable	153,000	–
Note discount	(14,859)	–
Mortgages payable	9,945	–
Accounts payable related party	70,231	–
Accrued expenses related party	165,000	–
Net cash provided by (used for) operating activities	(176,516)	–

Cash Flows From Investing Activities:
Changes in intangible assets	(39,219)	–
Capitalized mortgage interest and changes in construction in progress	(50,402)	–
Net cash provided by (used for) investing activities	(89,621)

Cash Flows From Financing Activities:
Purchase of treasury shares	(98,955)	–
Proceeds from preferred stock	178,000	–
Net cash provided by (used for) financing activities	79,045

Effect of exchange rates on cash and cash equivalents	(73,552)	–
Net Increase (Decrease) In Cash	(260,644)	–
Cash At The Beginning Of The Period	464,118	–
Cash At The End Of The Period	$203,474	$–

Supplemental Disclosure
Common stock issued related to investment in Great Northern Cannabis	$11,264,438	$–
Common stock issued to convert convertible notes and accrued interest into equity	$2,202,213	–

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY(DEFICIT)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balances at January 1, 2018	–	$–	–	$–	17,960,741	$1,796	–	$–	$32,930,067	$(33,896,163)	$–	$(964,300)

Net loss	–	–	–	–	–	–	–	–	–	–	–	–

Balance March 31, 2018	–	$–	–	$–	17,960,741	1,796	–	$–	32,930,067	$(33,896,163)	–	$(964,300)

Balances at January 1, 2019	60,000	$60,000	–	$–	18,942,506	$1,894	–	$–	$36,642,275	$(36,990,469)	$–	(286,299)
												–
Net loss										(1,068,669)	(73,552)	(1,142,221)

Issuance of Series B Preferred Stock	–	–	178,000	178,000	–	–	–	–	–	–	–	178,000

Conversion of convertible notes and accrued interest to common shares	–	–	–	–	5,505,530	551	–	–	2,201,662	–	–	2,202,213

Issuance of common stock to purchase non-controlling interest in GNS	–	–	–	–	7,988,963	799	–	–	11,263,639	–	–	11,264,438

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	161,333	–	–	161,333

Repurchase of shares from investor	–	–	–	–	–	–	133,200	(13)	(98,942)	–	–	(98,955)
Balance at March 31, 2019	60,000	$60,000	178,000	$178,000	32,436,999	$3,244	133,200	$(13)	50,169,968	$(38,059,138)	$(73,552)	$12,278,509

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three-Month Interim Periods Ended March 31, 2019 and 2018

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. In November 2018 it formed an Ontario corporation, Hanover CPMD Acquisition Corporation, to facilitate the acquisition described below. As of the date of this Report the Company owns interests in two Canadian cannabis grow operations that are in the process of being completed, provided that the Company is able to raise the funds necessary to allow for the same. If and when completed and applicable licenses issued for each property, the Company intends to engage in cannabis production for sale in Canada.

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

In April 2016, the Company ceased operations. Its then management resigned their respective positions with the Company, with the exception of Mr. Gary Herick, who remained as the Company’s sole officer and director. As a result, the Company has thereafter been considered a “shell” company as defined under the Securities Exchange Act of 1934, as amended.

On November 19, 2018, the Company entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed subsidiary, wherein effective December 31, 2018, the Company acquired all of the issued and outstanding securities of AMS. AMS is a corporation organized under the laws of the Province of Ontario, Canada. It is a late stage marijuana licensed producer applicant in Canada. It is currently in the Pre-License Inspection and Licensing phase, which is Stage 5 of 6, with a fully approved license. Upon completion of the final construction of the facility, Health Canada will inspect the facility and relevant operating procedures to ensure it meets the standards that have been approved in the application. At the completion of the licensing stage. AMS expects to receive a license to begin cultivation of marijuana. There can be no assurances that the Company will receive this license.

AMS own a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. To date, exterior construction of the building has been completed. However, no interior construction has begun. Upon full completion, the facility is expected to contain up to 20 separate growing rooms which the Company believes will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the facility the Company estimates that it will require approximately CAD$20.0 million in additional financing which the Company is seeking to raise via equity and debt. There can be no assurances that the Company will successfully raise the financing required to complete construction of the facility and begin cultivation.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018 and 2017, as presented in the Company’s Form 10-K filed on April 3, 2019 with the SEC.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. Certain amounts in prior periods have been reclassified to conform to the current presentation.

All figures are in U.S. dollars unless indicated otherwise.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported assets and expenses during the reporting period. The most significant estimates relate to investments, purchase price allocation of acquired assets, impairment of long-lived assets, intangibles and goodwill. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had cash equivalents totaled $203,474 and $464,118, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2019, and December 31, 2018, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Capital Assets- Construction In Progress

As of March 31, 2019 and December 31, 2018, the Company had $1,614,130 and $1,563,260 in construction in progress, respectively, comprised entirely of the construction in progress relating to the building acquired with the acquisition of AMS.

Depreciation expenses total $-0- and $-0- for the periods ended March 31, 2019, and December 31, 2018, respectively.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. During the three-month period ended March 31, 2019 and the year ended December 31, 2018 the Company issued 178,000 and -0- respectively that were part of a Unit offering of common stock and warrants. The Company has allocated a fair market value of $178,000 to these warrants for the period ended March 31, 2019. See Note 14. Stockholders Equity.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. Stock options and warrants outstanding shares of common stock are excluded from the calculations of diluted net loss per share since their effect is anti-dilutive.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist of a marijuana license with a useful life of 15 years.

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

The Company performed its annual fair value assessment on December 31, 2018, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on March 31, 2019, and at December 31, 2018, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

As of March 31, 2019, have classified our $11,264,438 investment in GN, as a non-marketable equity security in a private company, as a Level 3 asset.

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

Cost Method Investment

Our cost method investment consists of an investment in a private company in which we do not have the ability to exercise significant influence over its operating and financial activities. The investment is tested for impairment quarterly.

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

Business Segments

The Company’s activities during the three-months ended March 31, 2019 and the year ended December 31, 2018, comprised a single segment.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an emerging growth company the Company has until December 15, 2019 to adopt ASC 842. The Company is currently evaluating the impact on its consolidated financial statements.

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of March 31, 2019 and December 31, 2018, the Company had $203,474 and $464,118 in cash on hand respectively, and no revenue-producing business or other sources of income. Additionally, as of March 31, 2019, the Company had outstanding liabilities totaling $8,765,006 and $221,714 in short term liquid assets.

In the Company’s financial statements for the fiscal years ended December 31, 2018 and 2017, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on the Company’s current financial projections, it believes it does not have sufficient existing cash resources to fund its current limited operations.

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

NOTE 3.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Prepaid stock purchase (a)	$–	$98,955
Prepaid interest (b)	18,240	35,734
Total	$18,240	$134,689

(a)	Represents money held in escrow to purchase 133,200 shares of the Company’s Common stock held by the Sellers of AMS pursuant to the terms of the Securities Purchase Agreement for the acquisition of AMS. These shares were purchased on January 1, 2019

(b)	Represents three and six months, respectively, of prepaid interest on a mortgage assumed by the Company under the terms of the acquisition of AMS.

NOTE 4. INVESTMENT

On February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock at a price of CAD$1.00 of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock from a former shareholder of GN, who is currently the Company’s Chief Executive Officer. These shares and warrants, when exercised, will represent approximately 18% and 11%, respectively, of the issued and outstanding stock of GN. On the date of the purchase, the Company’s Common Stock was trading at $1.41 which values the purchase at $11,264,438. For balance sheet purposes the Company has treated this purchase as a long term asset using the cost method because the purchase consists of an investment in a private company in which the Company does not have the ability to exercise significant influence over GN’s operating and financial activities.

Additionally, the Company conducted an impairment test at March 31, 2019, and determined that no impairment existed.

NOTE 5. CONSTRUCTION IN PROGRESS

As of March 31, 2019 and December 31, 2018, the Company had $1,614,130 and $1,563,260 respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility is expected to contain up to 20 separate growing rooms which the Company believes will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.).

The Company does not have any other property or equipment.

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

NOTE 6.	BUSINESS COMBINATION

Description of acquisition

On November 19, 2018, the Company entered into a Securities Purchase Agreement with AMS, wherein effective December 31, 2018, the Company acquired all of the issued and outstanding securities of AMS.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$726,747
Common stock, 981,765 shares of CannapharmaRX common stock	1,612,600
Promissory note net of $697,083 discount	6,632,917
Fair value of total consideration	$8,972,264

Recognized amount of identifiable assets acquired, and liabilities assumed:
Construction in progress	$1,563,260
Accrued liabilities	(50,560)
Mortgage payable	(476,450)
Intangible assets	1,871,000
Goodwill	6,065,014
$8,972,264

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2019 and December 31, 2018, the Company had $6,065,014 in goodwill and $1,878,219 in intangible assets, compared to $6,065,014 and $1,871,000 respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which will be amortized over a fifteen-year period or approximately $124,733 per year. Since AMS is located in Canada and subject to foreign exchange fluctuations the value of the intangible asset may vary from period to period based upon the exchange rate.

The Company recorded amortization expense of $32,000 and $-0- respectively, for the periods ended March 31, 2019 and December 31, 2018.

NOTE 8.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018

Accounts payable and accrued expenses	$843,953	$766,203
Accrued interest (a)	–	68,052
Mortgages payable (b)	486,395	476,450
Accrued legal settlement (c)	190,000	190,000
Total accounts payable and accrued liabilities	$1,520,348	$1,500,705

(a)	Represents interest accrued on the outstanding convertible notes -see Note 11

(b)	Pursuant to the acquisition of AMS, the Company assumed the mortgage on the construction in progress. The mortgage is an interest only instrument at an interest rate of 15% due and payable on December 31, 2019

(c)	The Company had previously been party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 9.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018

Accounts payable related party	$98,989	$28,758
Accrued expense - related party	315,000	150,000
Total accounts payable and accrued liabilities	$413,989	$178,758

As of December 31, 2018, there was $150,000 due to two former directors, which was accrued salaries arising out of services provided in 2015 and 2016. Management is currently in discussions with these individuals to settle this obligation.  During the quarter ended March 31, 2019, the Company accrued $15,000 in consulting fees and $150,000 bonuses to its directors and officers. Included in the $98,989 related party payable is $67,231 in payable due to our chief executive officer related to expense he paid on behalf of the Company to purchase AMS on December 31, 2019

From April 1, 2018 through March 2019 the Company’s principal place of business was located at 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space was provided to the Company by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent was $1,000. However, the Company did not make any rent payment and accrued on those amounts payable.

Effective in March 2019, the Company changed its principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company has rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President and a director. This location consists of approximately 500 sq. feet. The Company pays a monthly rent of $1,500 (CAD) and believe this location will be sufficient for current business purposes.

NOTE 10.	CONVERTIBLE NOTES

As of March 31, 2019 and December 31, 2018, the balance of convertible notes was $-0- and $2,072,000, respectively

In July 2018, the Company commenced an offering of up to $2 million of one-year maturity convertible notes (“Notes”). The maximum amount under the Offering was subsequently increased to $2,500,000. These Notes carry both a voluntary conversion feature and an automatic conversion feature as described below. The Notes carried an interest rate of 12% and are convertible into shares of the Company’s Common Stock.

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

Through the period ended December 31, 2018, the Company received $2,072,000 in proceeds from the sale of convertible notes to 35 accredited investors. The Company did not receive any proceeds from investors from investors for the sale of convertible notes for the period ended March 31, 2019.

During the three-month period ended March 31, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment”. As a result, on March 31, 2019 the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

NOTE 11.	NOTES PAYABLE

Pursuant to the terms of the of the Securities Purchase Agreement with AMS the Company issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021, whichever is later.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. Interest expense amounted to $59,611 for the period ended March 31, 2019. No interest expense was recorded in 2018 since the acquisition occurred on December 31, 2018.

The following tables set forth the components of the Company’s, secured note as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Principal value of Promissory Note	$7,483,000	$7,330,000
Loan discounts	(652,331)	(697,083)
Promissory Note, long term net of discount	$6,830,669	$6,632,917

NOTE 12.	INCOME TAXES

As of March 31, 2019, the Company has approximately $9,200,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of March 31, 2019, the Company has no unrecognized income tax benefits.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

From April 1, 2018 through March 2019 the Company’s principal place of business was located at 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space was provided to the Company by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent was $1,000. However, the Company did not make any rent payment and accrued those amounts as accounts payable.

In March 2019, the Company temporarily moved its principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President and a director. This location consisted of approximately 500 sq. feet. The Company paid a monthly rent of $1,500 (CAD).

Effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 888 3St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month.

NOTE 14.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of one or more series of Preferred Stock, par value of $0.0001 per share. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Series A Preferred Stock

In April 2018, the Company issued 60,000 shares of its Series A Convertible Preferred Stock at a price of $1.00 per share to certain investors who then became members of management and the board of directors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of Common Stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

•	entitles the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders;

•

The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s Common Stock, whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is convertible;

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

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

Series B Preferred Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. As of March 31, 2019 the Company had accepted $178,000 in subscriptions in this offering.

There were 178,000 and -0- shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

Common Stock

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2019, and December 31, 2018, 32,436,999 and 18,942,506 shares of Common Stock were issued and outstanding, respectively.

In January 2019, the Company closed a private offering of 12% Convertible Debentures where it accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of Common Stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., The Company used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the three-month period ended March 31, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment”. As a result, on March 31, 2019 the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

Stock Options

During the period ended March 31, 2019 and December 31, 2018, the Company did not record any stock-based compensation expense related to stock options. As of March 31, 2019, there were options outstanding to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. These stock options expire on November 1, 2024.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on March 31, 2019 and December 31, 2018:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	2.875
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	2.875
Warrants issued	678,000	$1.39	2.01
Warrants outstanding March 31, 2019	1,028,000	$1.14	2.19

Stock purchase warrants are exercisable for a period of two-three years from the date of issuance. During the three months ended March 31, 2019 the Company issued to sets of warrants. 500,000 two year warrants were issued to an individual at an exercise price of $1.00 per share. These warrants were valued at $847,369 and will be expensed over a two year period at the rate of $105,921 per quarter which commenced on January 1, 2019.

Additionally, in connection with the issuance of Series B preferred stock described above, the Company issued 178,000 warrants as part of a unit purchase of common stock for $1.00. These warrants carry a strike price of $2.00 exercisable for three years. Under the guidelines of ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a “Company’s Own Stock, Distinguishing Liabilities from Equity”, the Company allocated a relative fair value of $178,000 to these warrants.

The value of the stock purchase warrants for the periods ended March 31, 2019 and December 31, 2018 was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	1.92-2.91%
Volatility range (3)	405.60-442.92%
Expected life (in years)	2.00-3.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s Common Stock is based on trading activity for the previous three year period ended at each stock purchase warrant contract date.

NOTE 15 SUBSEQUENT EVENTS

During the period subsequent to March 31, 2019 the Company sold an additional 10,000 Units, each Unit consisting of one share of Series B Convertible Preferred Stock and a Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00.

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

In April 2016, we ceased operations. Our then management resigned their respective positions with our Company, with the exception of Mr. Gary Herick, who remained as our sole officer and director until his resignation in March 2019. As a result, we are currently classified as a “shell” company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Relevant thereto, in February 2019 we filed a report on Form 8-K/A advising that we had taken all steps necessary and disclosed all required information with the SEC so as to allow us to no longer be considered a “shell” company effective February 13, 2020.

Our executive offices are located at Suite 3600, 888 – 3rd Street SW, Calgary, Alberta Canada, T2P 5C5 phone (949) 652-6838. Our website address is www.cannapharmarx.com.

We have not generated any revenues during the past five years and until November 2018 we had been dormant since April 2016.

Following is our current Plan of Operation.

PLAN OF OPERATION

Effective November 19, 2018, we entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp., wherein we acquired all of the issued and outstanding securities of AMS. As part of the material terms of this transaction, we also agreed to acquire all of the outstanding shareholder loans held by the principal shareholder of AMS. The purchase price was CAD$12,700,000, of which CAD$1,012,982 was paid at closing and we assumed debt of approximately CAD$650,000. The principal shareholders of AMS elected to receive 971,765 shares of our Common Stock in lieu of CAD$985,000 in additional cash. The balance of approximately CAD$10,000,000 is to be paid pursuant to the terms of a relevant subordinated non-interest bearing promissory note, secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021, whichever is later.

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

As of the date of this report, the Officer of Medical Cannabis in Canada has asked AMS to confirm or provide evidence of the various items (the “Evidence Package”). AMS will be in a position to begin assembling the Evidence Package as the construction of the Hanover Facility progresses, and once it is completed and the Hanover Facility becomes operational. To date, exterior construction of the building has been completed, but no interior construction has begun. We expect that we will be in a position to submit the Evidence Package to the Officer of Medical Cannabis shortly following the completion of the Hanover Facility.

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

For a discussion of the Canadian License Renewal Processes, please see the Business section of our Form 10-K annual report filed with the SEC.

We have also recently retained new members of management who are actively engaged in the Canadian cannabis industry, including former management of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”). Not coincidentally, effective February 25, 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN in exchange for an aggregate of 7,988,963 shares of our Common Stock, from our current CEO, who is a former shareholder of GN. These shares and warrants, when exercised, will represent 18% and 11%, respectively, of the issued and outstanding stock of GN.

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

While there can be no assurances, we will be successful in acquiring all of the issued and outstanding stock of GN, we intend to dual list our common stock for trading on the Canadian Securities Exchange (“CSE”) or the NEO Exchange (“NEO”) as a precursor to consummating a transaction with GN. We anticipate filing our initial listing application with the CSE or NEO during the second quarter of 2019 and, while no assurances can be provided, anticipate receiving approval for trading during the second quarter of 2019.

There are numerous things that will need to occur in order to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had $203,474 in cash.

We have no revenue-producing operations or other source of income as of the date of this Report, nor have we had any revenue during the past 3 years. See “Plan of Operation” above herein for an explanation of our current business activities.

In July 2018, we commenced a private offering of up to $2,000,000 of 12% Convertible Debentures. Each Convertible Debenture is convertible into shares of our common stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. We closed this offering upon receiving $2,072,000 in subscriptions under this offering. The Convertible Debentures were offered in reliance upon Rule 506 of Regulation D.

In the first quarter of 2019 we commenced a private offering of up to $3,000,000 of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock convertible into one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $2.00. As of the date of this Report we have received subscriptions for $188,000 under this offering. The Units are being offered in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

We estimate that in order to consummate the acquisition of GN discussed under Plan of Operation, above, as well as to complete development of the cultivation facilities we presently own located in Hanover, Ontario, we will require up to CAD$20 million in additional financing. We cannot provide any assurances that we will be able to raise such funds or whether we would be able to raise such funds on terms that are favorable to us. We may seek to borrow monies from lenders at commercial rates, but such lenders will probably charge higher than bank rates, which higher rates could, depending on the amount borrowed, render the net operating income of any of our planned profitable businesses insufficient to cover the interest burden.

Currently, we have no committed source for any funds to allow us to complete either of our proposed projects. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2019.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended March 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2019 we commenced a private offering of up to $3,000,000 of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock convertible into one share of our Common Stock and one Common Stock Purchase Warrant with an exercise price of $2.00. As of the date of this Report we have received subscriptions for $188,000 in this offering. The Units are being offered in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

10.3	Lease Agreement – 3600 888 3St SW, Calgary, Alberta, Canada

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

CannapharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

