Form 10-K/A
period 2018-12-31
CANNAPHARMARX, INC.
filed 2019-08-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K/A

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

As of August 13, 2019, the Registrant had 32,421,904 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 21, 2019, or such other date as may be selected in the future, are incorporated by reference in certain sections of PART III.

TABLE OF CONTENTS

Explanatory Note:

The Company’s Form 10-K for the year ended December 31, 2018 which was filed on April 3, 2019 inadvertently included incorrect disclosure under Item 9A “Controls and Procedures - Management Report on Internal Control over Financial Reporting” beginning on page 21 of our previously filed 10-K which erroneously disclosed that the Company’s disclosure controls and procedures and internal control over financial reporting were ineffective. The Company believes its controls were effective and hereby files an amended report to correct this disclosure.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were effective.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

10.4	Form of Registration Rights Agreement*

10.5	Form of Convertible Debenture*

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

*	Previously filed in Form 10-K filed with SEC on or about April 3, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: August 14, 2019	By:	s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	s/ John Cassels
John Cassels, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this amended Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 13, 2019.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Matt Nicosia

Matt Nicosia, Director

s/ James Samuelson

James Samuelson, Director

s/ Marc R. Branson

Marc R. Branson, Director

s/ Richard D. Orman

Richard D. Orman

