Form 10-Q
period 2019-06-30
CANNAPHARMARX, INC.
filed 2019-08-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2019

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

3600

888-3rd Street SW

Calgary, Alberta, Canada T2P5C5

(Address of principal executive offices)

(949) 652-6838

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPMD	OTC Pink Sheets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☒ Yes ☐ No

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of August 14, 2019, was 32,436,999 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018

ASSETS
Current assets
Cash	$131,850	$464,118
Prepaid expenses	–	134,689
Total current assets	131,850	598,807

Construction in progress	1,666,875	1,563,260
Investments	11,264,438	–
Intangible assets	1,885,413	1,871,000
Goodwill	6,065,014	6,065,014
Total Assets	$21,013,590	$10,098,081

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$923,121	$766,203
Accounts payable related party	68,535	9,000
Accrued interest	–	68,052
Mortgages payable	496,676	476,450
Accrued legal settlement	190,000	190,000
Accrued expense - related party	473,771	150,000
Notes payable current	–	2,210,975
Convertible Notes	–	2,072,000
Loan payable - related party	94,758	19,758
Total current liabilities	2,246,861	5,962,438
Notes payable long-term	7,035,608	4,421,942
Total Liabilities	9,282,469	10,384,380

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	60,000	60,000
Preferred stock Series B, $0.0001 par value, 3,000,000 shares authorized 288,000 shares issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	288,000	–
Common stock, $0.0001 par value; 300,000,000 shares authorized, 32,436,999 and 18,942,506 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,244	1,894
Treasury stock, 133,200 and -0- shares as of June 30, 2019 and December 31, 2018, respectively	(13)
Additional paid-in capital	50,331,303	36,642,275
Retained earnings (deficit)	(38,807,217)	(36,990,469)
Accumulated other comprehensive income (loss)	(144,196)	–
Total Stockholders' Equity (Deficit)	11,731,121	(286,299)
Total Liabilities and Stockholders' (Equity)	$21,013,590	$10,098,081

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30,
	2019	2018	2019	2018

Revenue	$–	$–	$–	$–

Operating Expenses:
General & administrative	31,108	70,500	60,025	70,500
Acquisition expenses	97,523	–	123,347	–
Amortization	31,787	–	63,787	–
Stock-based compensation	161,335	–	322,669	–
Travel and entertainment	38,024	–	65,241	–
Rent related parties	17,394	–	25,156	–
Professional fees	147,298	–	302,199	–
Consulting fees	5,623	–	244,591	–
Consulting fees- related parties	158,772	–	428,771	–
Total operating expenses	688,863	70,500	1,635,786	70,500
Income (loss) from operations	(688,863)	(70,500)	(1,635,786)	(70,500)

Other income (expense)
Interest (expense)	(59,216)	–	(180,987)	–
Other income	–	–	25	–
Other income (expense) net	(59,216)	–	(180,962)	–
Income (loss) before provision for income taxes	(748,079)	(70,500)	(1,816,748)	(70,500)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$(748,079)	$(70,500)	$(1,816,748)	$(70,500)

Basic and diluted	$(0.02)	$(0.00)	$(0.07)	$(0.00)

Weighted average number of shares outstanding	32,303,799	17,960,741	27,169,075	17,960,741

Comprehensive loss:
Net income (loss)	$(748,079)		$(1,816,748)
Foreign currency translation adjustment	(70,644)		(144,196)
Comprehensive income (loss)	$(818,723)		$(1,960,944)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Six Months
	Ended June 30, 2019
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$(1,816,748)	$(70,500)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	322,669	–
Amortization of intangible assets	63,787	–
Amortization of debt discount	118,827	–
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	147,705	–
Accrued interest	62,160	–
Accounts payable related party	59,535	–
Loan payable related party	75,000	–
Accrued expenses related party	323,771	–
Increase/(Decrease) in accounts payable and accrued expenses	156,918	32,716
Net cash provided by (used for) operating activities	(486,376)	(37,784)

Cash Flows From Investing Activities:
Capitalized mortgage interest and changes in construction in progress	(37,251)	–
Net cash provided by (used for) investing activities	(37,251)	–

Cash Flows From Financing Activities:
Purchase of treasury shares	(98,955)	–
Proceeds from related party loans	75,000	–
Proceeds from the sale of preferred stock	288,000	60,000
Net cash provided by (used for) financing activities	264,045	60,000

Effect of exchange rates on cash and cash equivalents	(72,686)	–
Net Increase (Decrease) In Cash	(332,268)	22,216
Cash At The Beginning Of The Period	464,118	–
Cash At The End Of The Period	$131,850	22,216

Supplemental Disclosure
Common stock issued related to investment in Great Northern Cannabis	$11,264,438	$–
Common stock issued to convert convertible notes and accrued interest into equity	$2,202,212	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY(DEFICIT)

											Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	other comprehensive income	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	(loss)	Deficit

Balances at January 1, 2018	–	$–	–	$–	17,960,741	$1,796	–	$–	$32,930,067	$(33,896,163)	$–	$(964,300)

Net loss	–	–	–	–	–	–	–	–	–	–	–	–

Balance March 31, 2018	–	$–	–	$–	17,960,741	1,796	–	$–	32,930,067	$(33,896,163)	–	$(964,300)

Net loss	–	–	–	–	–	–	–	–	–	(70,500)	–	(70,500)

Issuance of Series A Preferred Stock	60,000	$60,000	–	–	–	–	–	–	–	–	–	60,000

Balances at June 30, 2018	60,000	$60,000	–	$–	17,960,741	$1,796	–	–	32,930,067	$(33,966,663)	–	$(974,800)

Balances at January 1, 2019	60,000	$60,000	–	–	18,942,506	$1,894	–	–	36,642,275	$(36,990,469)	$–	$(286,299)

Net loss	–	–	–	–	–	–	–	–	–	(1,068,669)	–	(1,068,669)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(73,552)	(73,552)

Issuance of Series B Preferred Stock	–	–	178,000	178,000	–	–	–	–	–	–	–	178,000

Conversion of convertible notes and accrued interest to common shares	–	–	–	–	5,505,530	551	–	–	2,201,662	–	–	2,202,213

Issuance of common stock to purchase non-controlling interest in GNS	–	–	–	–	7,988,963	799	–	–	11,263,639	–	–	11,264,438

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	161,333	–	–	161,333

Repurchase of shares from investor	–	–	–	–	–	–	133,200	(13)	(98,942)	–	–	(98,955)

Balance at March 31, 2019	60,000	$60,000	178,000	$178,000	32,436,999	$3,244	133,200	$(13)	50,169,968	$(38,059,138)	$(73,552)	$12,278,509

Net loss	–	–	–	–	–	–	–	–	–	(748,079)	–	(748,079)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(70,644)	(70,644)

Issuance of Series B Preferred Stock	–	–	110,000	110,000	–	–	–	–	–	–	–	110,000

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	161,335	–	–	161,335
Balances at June 30, 2019	60,000	$60,000	288,000	$288,000	32,436,999	$3,244	133,200	$(13)	$50,331,303	$(38,807,217)	$(144,196)	$11,731,121

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month, Interim Periods Ended June 30, 2019 and 2018

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. As of the date of this Report, the Company intends to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. The Company owns the following cannabis cultivation operations, all of which are located in Canada and which were acquired by the Company on the dates indicated;

•	On November 19, 2018, the Company entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed subsidiary, wherein on December 31, 2018 the Company acquired all of the issued and outstanding securities of AMS. AMS is a corporation organized under the laws of the Province of Ontario, Canada. It is a late-stage marijuana licensed producer applicant in Canada. It is currently in the Pre-License Inspection and Licensing phase, which is Stage 5 of 6, with a fully approved license. Upon completion of the final construction of the facility, Health Canada will inspect the facility and relevant operating procedures to ensure it meets the standards that have been approved in the application. At the completion of the licensing stage. AMS will receive a license to begin cultivation of marijuana. There can be no assurances that the Company will receive this license.

The facility is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada.  To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow the Company estimates that it will require approximately CAD$20.0 million in additional financing which it will seek to raise via equity and debt. There can be no assurances that the Company will successfully raise the financing required to complete construction of the facility and begin cultivation;

•	Effective February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock at a price of CAD$1.00 of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock, from a former shareholder of GN. These shares and warrants, when exercised, will represent 18% and 11%, respectively, of the issued and outstanding stock of GN. This is the initial step in the Company’s efforts to acquire all of the issued and outstanding stock of GN. There are no assurances this will occur.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. On July 5, 2019, Great Northern’s subsidiary, “9869247 Canada Limited”, received a license to cultivate from the Canadian Ministry of Health. GN believes it will begin cultivation activities and generate its initial harvest during the fourth quarter of 2019. and

•	Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”). The purchase price is CAD$20,000,000 of which CAD$1,000,000 was payable on or before June 21, 2019, and CAD$19,000,000 payable at closing. The effectiveness of the Securities Purchase Agreement is subject to various conditions, including the Company’s ability to raise a sufficient amount of funds to pay for these acquisitions, as well as completion of an audit of the books and records of SMI and 1167025 satisfactory to the Company. The payment of CAD$1,000,000 was not made on or before June 21, 2019, however, the agreement remained in effect. Subsequent to June 30, 2019, and as of the date of this Report, the CAD$1,000,000 payment had been paid in full. See Note 15 – Subsequent Events below.

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

As a result of the completion of the acquisition of AMS described above and in Note 6, below, the Company believes that it no longer fits the definition of a shell company, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. It filed the required disclosure pursuant to the aforesaid Rule with the SEC in February 2019 and believes that it will no longer be considered a shell company on February 13, 2020.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018, and 2017, as presented in the Company’s Form 10-K filed on April 3, 2019, with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019, and December 31, 2018, the Company’s cash and cash equivalents totaled $131,850 and $464,118, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2019, and December 31, 2018, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Foreign Currency Translation

The functional currency and the reporting currency of the Company’s US operations is United States dollars, (“USD”). The functional currency of the Company’s Canadian operations is Canadian dollars (“CAD”), Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Capital Assets- Construction In Progress

As of June 30, 2019, and December 31, 2018, the Company had $1,666,875 and $1,563,260 in construction in progress, respectively, comprised entirely of the construction in progress relating to the building acquired with the acquisition of AMS.

Depreciation expenses total $-0- and $-0- for the periods ended June 30, 2019, and December 31, 2018, respectively.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation-Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. Stock options and warrants outstanding shares of common stock are excluded from the calculations of diluted net loss per share since their effect is anti-dilutive.

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

The Company evaluated the recoverability of its long-lived assets on June 30, 2019, and at December 31, 2018, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended June 30, 2019, or December 31, 2018.

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

Business Segments

The Company’s activities during the six-month period ended June 30, 2019, and the year ended December 31, 2018, comprised a single segment.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an emerging growth company, the Company has until December 15, 2019, to adopt ASC 842. The Company is currently evaluating the impact on its consolidated financial statements.

Management has reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of June 30, 2019, and December 31, 2018, the Company had $131,850 and $464,118 in cash on hand respectively, and no revenue-producing business or other sources of income. Additionally, as of June 30, 2019, the Company had outstanding liabilities totaling $9,282,469 and $131,850 in short term liquid assets.

In the Company’s financial statements for the fiscal years ended December 31, 2018, and 2017, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on our current financial projections, we believe we do not have sufficient existing cash resources to fund our current limited operations.

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

NOTE 3.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Prepaid stock purchase (a)	$–	$98,955
Prepaid interest (b)	–	35,734
Total	$–	$134,689

(a)	Represents money held in escrow to purchase 133,200 shares of the Company’s Common stock held by the Sellers of AMS pursuant to the terms of the Securities Purchase Agreement for the acquisition of AMS. These shares were purchased on January 1, 2019

(b)	Represented six months of prepaid interest on a mortgage assumed by the Company under the terms of the acquisition of AMS. This amount has been capitalized as an addition to construction in progress for the six months ended June 30, 2019

NOTE 4.	INVESTMENT

On February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock from a former shareholder of GN. These shares and warrants, when exercised, will represent 18% and 11%, respectively, of the issued and outstanding stock of GN. On the date of the purchase, the Company’s Common Stock was trading at $1.41 which values the purchase at $11,264,438. For balance sheet purposes the Company has treated this purchase using the cost method because the purchase consists of an investment in a private company in which the Company does not have the ability to exercise significant influence over GN’s operating and financial activities.

Additionally, the Company conducted an impairment test at June 30, 2019, and determined that no impairment existed.

NOTE 5.	CONSTRUCTION IN PROGRESS

As of June 30, 2019 and December 31, 2018, the Company had $1,666,875 and $1,563,260 respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. To date, exterior construction of the building has been completed, however, no interior construction has begun.  Upon full completion, the facility will contain up to 20 separate growing rooms which the Company believes will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.).

The Company does not have any other property or equipment.

For construction in-progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the asset should be reclassified as building, building improvements, or land improvement and should be capitalized and depreciated. Construction in progress includes all costs related to the construction of a medical cannabis facility. Cost also includes soft costs such as loan fees and interest and consulting fees and related expenses. The facility is not available for use and therefore not being amortized.

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

As of June 30, 2019 and December 31, 2018, the Company had $6,065,014 in goodwill and $1,885,413 in intangible assets, compared to $6,065,014 and $1,871,000 respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which will be amortized over a fifteen-year period or approximately $124,733 per year.

The Company has recorded amortization expense of $63,787 and $-0- respectively, for the periods ended June 30, 2019, and December 31, 2018.

NOTE 8.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2019, and December 31, 2018.

	June 30, 2019	December 31, 2018

Accounts payable and accrued expenses	$923,121	$766,203
Accrued interest (a)	–	68,052
Mortgages payable (b)	496,676	476,450
Accrued legal settlement (c)	190,000	190,000
Total accounts payable and accrued liabilities	$1,609,797	$1,500,705

(a)	Represents interest accrued on the outstanding convertible notes -see Note 11

(b)	Pursuant to the acquisition of AMS, the Company assumed the mortgage on the construction in progress. The mortgage is an interest-only instrument at an interest rate of 15% due and payable on December 31, 2019

(c)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 9.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities at June 30, 2019, and December 31, 2018.

	June 30, 2019	December 31, 2018

Accounts payable and loan payable related party	$163,293	$28,758
Accrued expense - related party	473,771	150,000
Total accounts payable and accrued liabilities	$637,064	$178,758

Accrued expense related parties of $473,771 is comprised of bonuses and fees to current and former directors and officers of the Company. As of December 31, 2018, there was $150,000 due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided to the Company on a twelve-month term by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent is $1,000, however, as of the date of this report, the Company has not made any rent payments and continues to accrue those amounts as accounts payable.

Effective on March 2019, the Company changed its principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company has rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President and a director. This location consists of approximately 500 sq. feet. The Company paid a monthly rent of $1,500 (CAD).

Effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director

On May 17, 2019, a Director of the Company provided an interest-free short term loan to the Company which is included in accounts payable and loan payable related party of $163,293 for the period ended June 30, 2019.

NOTE 10.	CONVERTIBLE NOTES

As of June 30, 2019, and December 31, 2018, the balance of convertible notes was $-0- and $2,072,000, respectively.

In July 2018, the Company commenced an offering of up to $2 million of one-year maturity convertible notes (“Notes”). The maximum amount under the Offering was subsequently increased to $2,500,000 These Notes carried both a voluntary conversion feature and an automatic conversion feature. The Notes carried an interest rate of 12% and are convertible into shares of the Company’s Common Stock.

Through the period ended December 31, 2018, the Company had received $2,072,000 in proceeds from the sale of convertible notes to 35 accredited investors. No proceeds were received from convertible notes during the three and six month periods ended June 30, 2019.

Automatic conversion feature

If the Company issues equity securities (“Equity Securities”) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Company of at least $5,000,000, including conversion of the Notes and any other indebtedness, or issuance of Equity Securities in connection with any business combination, including a merger or acquisition (a “Qualified Financing”), then the Notes, and any accrued but unpaid interest thereon, will automatically convert into the equity securities issued pursuant to the Qualified Financing at a conversion price equal to the lesser of (i) 50% of the per-share price paid by the purchasers of such equity securities in the Qualified Financing or (ii) $0.40 per share.

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

During the three month period ended March 31, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment”. As a result on March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

NOTE 11.	NOTES PAYABLE

Pursuant to the terms of the Securities Purchase Agreement with AMS the Company issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021, whichever is later.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the six months ended June 30, 2019, the Company has recorded $118,827 in interest expense related to the amortization of the note discount. No interest expense was recorded in 2018 since the acquisition occurred on December 31, 2018.

The following tables set forth the components of the Company’s secured note as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal value of Promissory Note	$7,641,171	$7,330,000
Loan discounts	(605,563)	(697,083)
Promissory Note, long term net of discount	$7,035,608	$6,632,917

NOTE 12.	INCOME TAXES

As of June 30, 2019, the Company has approximately $9,846,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of June 30, 2019, the Company has no unrecognized income tax benefits.

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

Effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”). The purchase price is CAD$20,000,000 of which CAD$1,000,000 was payable on or before June 21, 2019, and CAD$19,000,000 payable at closing. The CAD $1,000,000 was not made on June 21, 2019; however, the Purchase Agreement was still in effect (and not in default) as of June 30, 2019.

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

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2019, and December 31, 2018, respectively.

Series B Preferred Stock / Common Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. As of June 30, 2019, the Company had accepted $288,000 in subscriptions in this offering.

There were 288,000 and -0- shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2019, and December 31, 2018, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2019, and December 31, 2018, 32,436,999 and 18,942,506 shares of Common Stock were issued and outstanding, respectively.

In January 2019, the Company closed a private offering of 12% Convertible Debentures where it accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of common stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., The Company used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the three month period ended March 31, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment”. As a result on March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

Shares Reserved for Issuance

As of June 30, 2019, the Company had 77,176,000 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 288,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 750,000 Common Shares upon the exercise of stock options, and 1,138,000 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss.

Stock Options

During the period ended June 30, 2019, and December 31, 2018, the Company did not record any stock-based compensation expense related to stock options. As of June 30, 2019, there were options outstanding to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. These stock options expire on November 1, 2024.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on June 30, 2019, and December 31, 2018:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	2.625
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	2.625
Warrants issued	788,000	$1.37	1.76
Warrants outstanding June 30, 2019	1,138,000	$1.12	1.94

Stock purchase warrants are exercisable for a period of two-three years from the date of issuance.

The value of the stock purchase warrants for the periods ended June 30, 2019, and December 31, 2018, was determined using the following Black-Scholes methodology:

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

During the six month period ended June 30, 2019, the Company recorded $322,669 in stock-based compensation compared to zero during the same six month period ended June 30, 2018.

NOTE 15.	SUBSEQUENT EVENTS

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. Subsequent to June 30, 2019 the Company accepted $70,000 in additional subscriptions in this offering.

On July 5, 2019, Great Northern’s subsidiary, “9869247 Canada Limited”, received a License to Cultivate from the Canadian Ministry of Health.

Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc., a British Columbia, Canada corporation (“Sunniva”) wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”). The purchase price is CAD$20,000,000 of which CAD$1,000,000 was payable on or before June 21, 2019, and CAD$19,000,000 payable at closing. The payment of CAD $1,000,000 was not made on or before June 21, 2019, however, the agreement remained effect. Subsequent to June 30, 2019, the Company, in a series of payments, paid the CAD $1,000,000 in full.

On July 3, 2019, the Company entered into a USD $1,000,000 Loan Agreement with Koze Investments, LLC. (“Koze”) due and payable in full on June 27, 2020. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately CAD$651,000. Additionally, the Company agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze a five-year warrant to purchase 834,000 shares of the Company’s Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000 described above

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

In April 2016, we ceased operations. Our then management resigned their respective positions with our Company, with the exception of Mr. Gary Herick, who remained as our sole officer and director until his resignation in April 2019. As a result, we are currently classified as a “shell” company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Relevant thereto, in February 2019 we filed a report on Form 8-K/A advising that we had taken all steps necessary and disclosed all required information with the SEC so as to allow us to no longer be considered a “shell” company effective February 13, 2020.

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

Relevant thereto, in January 2019 we also entered into a two year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of USD$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 133,200 of the stock issued to him as part of the AMS acquisition for USD$98,955, or approximately USD$0.74 per share on or before April 30, 2019. We have completed the stock purchase and have paid Mr. Barber his monthly fee of CAD$1,500, however, as of the date of this Report, we have not paid Mr. Barber his USD$225,000 consulting fee.

As a result of the AMS acquisition described above, we are again engaged in the cannabis business. AMS is a corporation organized under the laws of the Province of Ontario, Canada. AMS has filed a cultivation application. The application process is a phased approach with Health Canada issuing a Confirmation of Readiness letter during the late stages of the application process. This letter confirms that if the applicant builds out the facility, as described, Health Canada will review the documentation and further assess the applicant’s suitability in obtaining the License to Cultivate. At the completion of construction, the applicant submits an evidence package showing that the facility design and construction meets the Good Production Practices and Security Design described in the application. After review, Health Canada issues the License to Cultivate and then follows up with unannounced inspections as the company becomes operational. Following the successful completion of two batches, Health Canada will inspect and issue the License to Sell. The AMS application was in the Confirmation of Readiness stage in the previous regulatory structure. On October 17, 2018, The Cannabis Regulations (SOR/2018-144) came into effect. With the new regulations, the AMS application will need to be transitioned to the Cannabis Tracking and Licensing System (CTLS). The new process will follow a similar process as described in the Cannabis Licensing Application Guide, below:

After the application is transitioned to the new regulations, Health Canada will review compliance with the new regulations and again issue the Confirmation of Readiness.

The AMS cultivation facility is a 48,750 square foot cannabis grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide an annual production capacity of 9,500 kilos of cannabis (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow we estimate that we will require approximately CAD$20 million in additional financing which we will seek to raise via equity and debt. While there can be no assurances that we will successfully raise the financing required to complete construction of the facility and begin cultivation, we have had several initial discussions with funding sources and while no assurances can be provided, we believe we will be able to obtain such financing. Failure to obtain such financing will have a significant negative impact on our ability to successfully implement our business plan.

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

In the course of the Detailed Review stage, AMS was asked to submit specific information to Health Canada, which was reviewed to:

☐	complete the assessment of the application to ensure that it met the requirements of applicable law and regulations;

☐	establish that the issuance of the License was not likely to create risks to public health, safety or security, including the risk of cannabis being diverted to an illicit market or use; and

☐	establish that there were no other grounds for refusing the application.

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

Once AMS is issued a Cultivation License, in order to be authorized for the activity of sale specifically, AMS will undergo a Pre-Sale Inspection by Health Canada and submit an amendment application to the Office of Medical Cannabis. Health Canada will then schedule an inspection to verify that AMS, as a Licensed Producer, is meeting the requirements of applicable Canadian law including, but not limited to, Good Production Practices, packaging, labeling, shipping, and record-keeping prior to allowing the sale or provision of product.

When the review is completed, an amended license (i.e. the Sales License), including the activity of sale, may be issued to the Licensed Producer. The Licensed Producer may then begin supplying cannabis products to registered clients, other licensed producers and/or other parties named, depending on the activities licensed.

While no assurances can be provided, based on our knowledge of the licensing process under current Canadian law, we expect that we will be in a position to obtain a Cultivation License and Sales License by the end of June 2020, subject to our ability to raise the funds necessary to complete the interior of the property, of which there is no assurance. The Detailed Review stage will be completed once we complete that construction of a site and production facility that is compliant with the requirements listed above. Based on our projected construction timeline we expect that the construction of the Hanover Facility will be completed by the end of 2020, and that at that time we will have satisfied all of the requirements found in the Confirmation of Readiness and will be in a position to submit the Evidence Package to the Officer of Medical Cannabis. This proposed timeline is only an estimate based on our observations and knowledge of the licensing process under applicable Canadian law and could vary significantly.

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

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. GN believes it will begin cultivation activities and generate its initial harvest toward the end of the third quarter of 2019. Additionally, the plan is to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. GN does not have any firm commitment to provide any of the funds necessary for expansion as of the date of this release.

While there can be no assurances, we will be successful in acquiring all of the issued and outstanding stock of GN, we intend to dual list our common stock for trading on the Canadian Securities Exchange (“CSE”) or the NEO Exchange (“NEO”) as a precursor to consummating a transaction with GN. We anticipate filing our initial listing application with the CSE or NEO during the third quarter of 2019 and, while no assurances can be provided, anticipate receiving approval for trading during the fourth quarter of 2019.

Additionally, effective June 11, 2019, we along with a wholly-owned subsidiary of our Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein we have agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”).SMI and 1167025 are owners of real estate on properties that are subject to late-stage marijuana licensed producer applications in Canada.

The purchase price is CAD$20,000,000 of which CAD$1,000,000 was payable as a non-refundable deposit to be credited against the purchase price at closing and CAD$19,000,000 payable at closing. The effectiveness of the Securities Purchase Agreement is subject to various conditions, including our ability to raise a sufficient amount of funds to pay for these acquisitions, as well as completion of an audit of the books and records of SMI and 1167025 satisfactory to us. The effectiveness of the Securities Purchase Agreement is subject to various conditions, including the Company’s ability to raise a sufficient amount of funds to pay for these acquisitions, as well as completion of an audit of the books and records of SMI and 1167025 satisfactory to the Company. The payment of CAD$1,000,000 was not made on or before June 21, 2019, however, the agreement remained in effect. Subsequent to June 30, 2019, and as of the date of this Report, the CAD$1,000,000 had been paid in full. See Notes to Financial Statements, Note 15. Subsequent Events.

The SMI project is a 759,000 square foot cannabis grow facility to be built on an approximately 116-acre parcel of land located in Okanagan Falls, British Columbia, Canada. The full facility is designed with two phases. Phase One is comprised of development of 458,000 square feet and Phase Two is the development of the remaining 301,000 square feet. To date, all design, engineering and site improvements required for both Phases have been completed. However, except for the concrete footing walls for Phase One, no physical construction of the grow facility has begun.

Each Phase is designed to have 8 separate growing rooms of approximately 22,000 square feet which we believe will provide annual production capacity of 60,000 kg of cannabis flower (120,000 lbs.). Upon full completion of both Phases, the facility will contain 16 separate growing rooms which we estimate will provide annual production capacity of 120,000 kilograms of cannabis flower (264,000 lbs.).

Completion of the build-out of Phase One of the facility is expected to take an estimated 12 months and require additional capital of approximately CAD$100,000,000. Phase Two, which can be completed in the future requires additional financing of approximately CAD$95,000,000.

Applicable thereto, in expectation of making the acquisitions described above, on or about May 7, 2019, we executed an agreement with KannaREIT, Inc., wherein KannaREIT has agreed to enter into a relationship with us to arrange a construction financing facility for the continued development of the properties acquired from Sunniva, which facility will be converted to a permanent financing facility upon the completion of the Sunniva site improvements. This agreement is subject to the parties agreeing to and complying with certain conditions precedent to the aforementioned agreement. Specifically, the agreement provides for the parties to set up a special purpose vehicle (the “SPV”). We would assign the interests acquired in the Sunniva acquisition described above, along with any improvements made onto the lands and exiting machinery and equipment as our equity contribution to the SPV, concurrent and in series with the placement of the above-noted construction financing facility. This arrangement calls for an equity contribution by us towards the total project cost and, as such, does not provide us funding to allow us to complete the Sunniva acquisition described above. However, it does provide a capital mechanism to allow us to develop the property if and when the acquisition becomes effective. We would own 100% of the operations, separate from the SPV, of the SMI Project.

We have engaged in discussions with various investment bankers and other investors about raising the additional funds necessary to successfully consummate the Sunniva acquisition but as of the date of this Report we do not have a definitive agreement with any third party to provide this additional financing and there are no assurances that such an agreement will be executed so as to allow us to close the Sunniva acquisition. Failure to raise these funds will have a significant negative impact on our proposed operations described herein.

There are numerous things that will need to occur in order to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had $131,850 in cash.

We have no revenue-producing operations or other source of income as of the date of this Report, nor have we had any revenue during the past 3 years. See “Plan of Operation” above herein for an explanation of our current business activities.

In January 2019, we closed a private offering of 12% Convertible Debentures where we accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of our Common Stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination or combined issuance of equity securities valued at greater than $5,000,000 is completed., We used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC.

As disclosed elsewhere in this Report, in February 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of our Common Stock from a former shareholder of GN. On the date of the purchase, our Common Stock was trading at $1.41 which values the purchase at $11,264,438. As a result, on March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

In the first quarter of 2019 we commenced a private offering of up to $3,000,000 of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock convertible into one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $2.00. As of the date of this Report we have received subscriptions for $288,000 under this offering. The Units are being offered in reliance upon the exemption from registration provided by Rule 506 of Regulation D.

We estimate that in order to consummate the acquisition of GN discussed under Plan of Operation, above, as well as to complete development of the cultivation facilities we presently own located in Hanover, Ontario, we will require up to CAD$20 million in additional financing. In addition, as disclosed above, in June we executed an SPA with Sunniva in consideration for the payment of CAD$20 million. In order to fully develop this property, we will need to raise both the purchase price, plus approximately CAD$225 million to complete the development of this property.

Applicable thereto, on May 7, 2019, we executed an agreement with KannaREIT, Inc., wherein KannaREIT has agreed to enter into a relationship with us to arrange a construction financing facility for the continued development of the properties acquired from Sunniva, which facility will be converted to a permanent financing facility upon the completion of the Sunniva site improvements. This agreement is subject to the parties agreeing to and complying with certain conditions precedent to the aforementioned agreement. Specifically, the agreement provides for the parties to set up a special purpose vehicle (the “SPV”). We would assign the interests acquired in the Sunniva acquisition described above, along with any improvements made onto the lands and exiting machinery and equipment as our equity contribution to the SPV, concurrent and in series with the placement of the above noted construction financing facility. This arrangement calls for an equity contribution by us towards the total project cost and, as such, does not provide us funding to allow us to complete the Sunniva acquisition described above. However, it does provide a capital mechanism to allow us to develop the property if and when the acquisition becomes effective.

Currently, we have no other committed source for any funds to allow us to complete either of our proposed projects. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2019.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019, at a reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended June 30, 2019 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

As part of our acquisition of AMS, we assumed an action filed against AMS by Ataraxia Canada, Inc., alleging breach of contract, specifically, breach of a nonbinding term sheet providing for Ataraxia to acquire controlling interest in AMS and they are seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia Canada, Inc., as plaintiff, and circulated to Alternative Medical Solutions Inc., as defendant, on August 2, 2017, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The pleadings have closed and the parties are now expected to schedule examinations for discovery. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of success or potential liability at this time.

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

We have held substantial settlement discussions with Ataraxia Canada, Inc. regarding this matter and, while there are no assurances, we believe an amicable resolution will be reached.

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

In January 2019, we closed a private offering of 12% Convertible Debentures where we accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of our Common Stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., We used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC.

As disclosed elsewhere in this Report, in February 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of our Common Stock from a former shareholder of GN. On the date of the purchase, our Common Stock was trading at USD$1.41 which values the purchase at USD$11,264,438. As a result, on March 31, 2019, the convertible notes amounting to USD$2,072,000 along with USD$130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of USD$0.40 per share, or a total of 5,505,530 shares.

In the first quarter of 2019 we commenced a private offering of up to $3,000,000 of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock convertible into one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $2.00. As of the date of this Report we have received subscriptions for $288,000 under this offering. The Units are being offered in reliance upon the exemption from registration provided by Rule 506 of Regulation D. We have utilized the proceeds from this Offering for working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.

CannaPharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

