Form 10-Q
period 2019-09-30
CANNAPHARMARX, INC.
filed 2019-11-14
CIK 1081938

Tables of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of November 12, 2019, was 36,486,999 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018

ASSETS

Current assets
Cash	$192,503	$464,118
Deposit	755,100	–
Prepaid expenses	527,385	134,689
Total current assets	1,474,988	598,807

Construction in progress	1,647,204	1,563,260
Office equipment	2,766	–
Investments	11,264,438	–
Intangible assets	1,831,041	1,871,000
Goodwill	6,247,875	6,065,014
Total Assets	$22,468,312	$10,098,081

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$813,197	$766,203
Accounts payable related party	104,382	9,000
Accrued interest	10,000	68,052
Mortgages payable	–	476,450
Accrued legal settlement	190,000	190,000
Accrued expense - related party	444,591	150,000
Notes payable current	1,000,000	–
Convertible Notes -net of discount	200,000	2,072,000
Loan payable - related party	94,758	19,758
Total current liabilities	2,856,928	3,751,463
Notes payable long-term	6,999,416	6,632,917
Total Liabilities	9,856,344	10,384,380

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	60,000	60,000
Preferred Stock Series B, $0.0001 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of September 30, 2019, and December 31, 2018, respectively	475,000	–
Common stock, $0.0001 par value; 300,000,000 shares authorized, 36,136,999 and 18,942,506 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,614	1,894
Treasury stock, 133,200 and -0- shares as of September 30, 2019, and December 31, 2018, respectively
Additional paid-in capital	60,127,968	36,642,275
Retained earnings (deficit)	(48,127,754)	(36,990,469)
Accumulated other comprehensive income (loss)	73,153	–
Total Stockholders' Equity (Deficit)	12,611,968	(286,299)
Total Liabilities and Stockholders' (Equity)	$22,468,312	$10,098,081

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30,
	2019	2018	2019	2018

Revenue	$–	$–	$–	$–

Operating Expenses:
General & administrative	34,659	3,924	94,684	4,075
Acquisition expenses	5,834,000	–	5,957,347	–
Amortization	32,222	–	96,009	–
Stock-based compensation	199,035	–	521,704	–
Travel and entertainment	18,090	17,309	83,331	25,299
Rent related parties	17,528	3,000	42,684	6,000
Professional fees	166,508	125,261	468,707	148,011
Consulting fees	16,761	–	261,352	21,609
Consulting fees-related parties	38,196	31,000	466,967	46,000
Total operating expenses	6,356,998	180,494	7,992,785	250,994
Income (loss) from operations	(6,356,998)	(180,494)	(7,992,785)	(250,994)

Other income (expense)
Interest (expense)	(2,897,523)	(914,411)	(3,078,510)	(914,411)
Finance charges	(66,016)	–	(66,016)	–
Other income	–	–	25	–
Other income (expense) net	(2,963,539)	(914,411)	(3,144,501)	(914,411)
Income (loss) before provision for income taxes	(9,320,537)	(1,094,905)	(11,137,286)	(1,165,405)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$(9,320,537)	$(1,094,905)	$(11,137,286)	$(1,165,405)

Basic and diluted earnings(loss) per common share	$(0.27)	$(0.06)	$(0.38)	$(0.06)

Weighted average number of shares outstanding	33,921,191	17,960,741	29,444,513	17,960,741

Comprehensive loss:
Net income (loss)	$(9,320,537)		$(11,137,286)
Foreign currency translation adjustment	217,349		73,153
Comprehensive income (loss)	$(9,103,188)		$(11,064,133)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Nine Months
	Ended September 30,
	2019	2018

Cash Flows From Operating Activities:
Net income (loss)	$(11,137,286)	$(1,165,405)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	521,704	–
Amortization of intangible assets	96,009	–
Amortization of debt discount	3,068,510	905,000
Acquisition consideration paid in common stock	5,800,000	–
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	(1,147,796)	–
Accrued interest	(58,052)	–
Mortgages payable	(476,450)	–
Accounts payable related party	95,382	–
Loan payable related party	75,000	–
Accrued expenses related party	294,591	–
Increase/(Decrease) in accounts payable and accrued expenses	46,994	54,163
Net cash provided by (used for) operating activities	(2,821,394)	(206,242)

Cash Flows From Investing Activities:
Purchase of fixed assets	(2,766)	–
Capitalized mortgage interest and changes in construction in progress	(36,673)	–
Net cash provided by (used for) investing activities	(39,439)	–

Cash Flows From Financing Activities:
Refundable deposit on acquisition	–	(76,699)
Proceeds from the sale of convertible notes	1,200,000	905,000
Proceeds from the sale of notes payable	1,000,000	–
Purchase of treasury shares	(98,955)	–
Proceeds from related party loans	75,000	–
Proceeds from the sale of preferred stock	475,000	60,000
Net cash provided by (used for) financing activities	2,651,045	888,301

Effect of exchange rates on cash and cash equivalents	(61,827)	–
Net Increase (Decrease) In Cash	(209,788)	682,059
Cash At The Beginning Of The Period	464,118	–
Cash At The End Of The Period	$192,503	$682,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$66,016	$–
Cash paid for income taxes

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to investment in Great Northern Cannabis	$11,264,438	$–
Common stock issued to convert convertible notes and accrued interest into equity	$2,202,212	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

											Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	other comprehensive income	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	(loss)	Deficit

Balances on January 1, 2018	–	$–	–	$–	17,960,741	$1,796	–	$–	$32,930,067	$(33,896,163)	$–	$(964,300)

Net loss	–	–	–	–	–	–	–	–	–	–	–	–

Balance March 31, 2018	–	$–	–	$–	17,960,741	1,796	–	$–	32,930,067	$(33,896,163)	–	$(964,300)

Net loss	–	–	–	–	–	–	–	–	–	(70,500)	–	(70,500)

Issuance of Series A Preferred Stock	60,000	$60,000	–	–	–	–	–	–	–	–	–	60,000

Balances on June 30, 2018	60,000	$60,000	–	$–	17,960,741	$1,796	–	–	32,930,067	$(33,966,663)	–	$(974,800)

Net Loss	–	–	–	–	–	–	–	–	–	(1,094,905)	–	(1,094,905)

Recognition of beneficial conversion features-convertible debentures	–	–	–	–	–	–	–	–	905,000	–	–	905,000

Balances at September 30, 2018	60,000	$60,000	–	$–	17,960,741	$1,796	–	–	33,835,067	$(35,061,568)	–	$(1,164,705)

Balances at January 1, 2019	60,000	$60,000	–	–	18,942,506	$1,894	–	–	36,642,275	$(36,990,469)	$–	$(286,299)

Net loss	–	–	–	–	–	–	–	–	–	(1,068,669)	–	(1,068,669)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(73,552)	(73,552)

Issuance of Series B Preferred Stock	–	–	178,000	178,000	–	–	–	–	–	–	–	178,000

Conversion of convertible notes and accrued interest to common shares	–	–	–	–	5,505,530	551	–	–	2,201,662	–	–	2,202,213

Issuance of common stock to purchase non-controlling interest in GNS	–	–	–	–	7,988,963	799	–	–	11,263,639	–	–	11,264,438

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	161,333	–	–	161,333

Repurchase of shares from investor	–	–	–	–	–	–	133,200	(13)	(98,942)	–	–	(98,955)

Balances on March 31, 2019	60,000	$60,000	178,000	$178,000	32,436,999	$3,244	133,200	$(13)	50,169,968	$(38,059,138)	$(73,552)	$12,278,509

Net loss	–	–	–	–	–	–	–	–	–	(748,079)	–	(748,079)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(70,644)	(70,644)

Issuance of Series B Preferred Stock	–	–	110,000	110,000	–	–	–	–	–	–	–	110,000

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	161,335	–	–	161,335

Balances on June 30, 2019	60,000	$60,000	288,000	$288,000	32,436,999	$3,244	133,200	$(13)	$50,331,303	$(38,807,217)	$(144,196)	$11,731,121

Net loss	–	–	–	–	–	–	–	–	–	(9,320,537)	–	(9,930,537)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	217,349	217,349

Issuance of Series B Preferred Stock	–	–	187,000	187,000	–	–	–	–	–	–	–	187,000

Issuance of common shares in connection with the issuance of convertible debentures	–	–	–	–	1,200,000	120	–	–	3,797,880	–	–	3,798,000

Issuance of common shares for acquisition fees	–	–	–	–	2,500,000	250	–	–	5,799,750	–	–	5,800,000

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	199,035	–	–	199,035

Balances on September 30, 2019	60,000	$60,000	475,000	$475,000	36,136,999	$3,614	133,200	$(13)	$60,127,968	$(48,127,754)	$73,153	$12,611,968

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Interim Periods Ended September 30, 2019, and 2018

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. As of the date of this Report, the Company intends to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. The Company owns or has an interest in the following cannabis cultivation operations, all of which are located in Canada and which were acquired by the Company on the dates indicated;

•	On November 19, 2018, the Company entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed subsidiary, wherein on December 31, 2018 the Company acquired all of the issued and outstanding securities of AMS, a corporation organized under the laws of the Province of Ontario, Canada.

AMS owns aa 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada.  To date, the exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow the Company estimates that it will require approximately CAD$20.0 million in additional financing which it will seek to raise via equity and debt. There can be no assurances that the Company will successfully raise the financing required to complete construction of the facility and begin cultivation;

•	Effective February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock at a price of CAD$1.00 of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock, from a former shareholder of GN.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. On July 5, 2019, Great Northern’s subsidiary, “9869247 Canada Limited”, received a license to cultivate from the Canadian Ministry of Health and began cannabis cultivation operations in 2019.

•	Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”). The purchase price is CAD$20,000,000 of which CAD$1,000,000 was payable on or before June 21, 2019, with CAD$19,000,000 payable at closing. The effectiveness of the Securities Purchase Agreement is subject to various conditions, including the Company’s ability to raise a sufficient amount of funds to pay for these acquisitions, as well as completion of an audit of the books and records of SMI and #1167025 satisfactory to the Company.

On October 2, 2019, the Company entered into an Extension Agreement with Sunniva wherein Sunniva has agreed to amend the settlement of the purchase price to CAD $16.0 million in cash and CAD $4.0 million by way of our issuance of a promissory note from the previous all-cash settlement of CAD $20.0 million. Sunniva received an incremental non-refundable deposit of $700,000 as part of the amended terms and the closing date was amended to October 31, 2019. As of the date of this Report the Company is engaged in discussions with Sunniva to extend the closing date to November 30, 2019.

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

In April 2016, the Company ceased operations. Its then management resigned their respective positions with the Company, with the exception of Mr. Gary Herick, who remained as the Company’s sole officer and director. As a result, the Company was considered a “shell” company as defined under the Securities Exchange Act of 1934, as amended until February 2019.

As a result of the completion of the acquisition of AMS described above and in Note 6, below, the Company believes that it no longer fits the definition of a shell company, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. It filed the required disclosure pursuant to the aforesaid Rule with the SEC in February 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2019, and December 31, 2018, the Company’s cash and cash equivalents totaled $192,503 and $464,118, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2019, and December 31, 2018, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Foreign Currency Translation

The functional currency and the reporting currency of the Company’s US operations is United States dollars, (“USD”). The functional currency of the Company’s Canadian operations in Canadian dollars (“CAD”), Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Capital Assets- Construction In Progress

As of September 30, 2019, and December 31, 2018, the Company had $1,647,204 and $1,563,260 in construction in progress, respectively, comprised entirely of the construction in progress relating to the building acquired with the acquisition of AMS.

Depreciation expenses total $-0- and $-0- for the periods ended September 30, 2019, and December 31, 2018, respectively.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approach use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The Company evaluated the recoverability of its long-lived assets on September 30, 2019, and on December 31, 2018, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended September 30, 2019, or December 31, 2018.

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

Business Segments

The Company’s activities during the nine-month period ended September 30, 2019, and the year ended December 31, 2018, comprised a single segment.

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

As of September 30, 2019, and December 31, 2018, the Company had $192,503 and $464,118 in cash on hand respectively, and no revenue-producing business or other sources of income. Additionally, as of September 30, 2019, the Company had outstanding liabilities totaling $9,856,344 and $192,503 in short term liquid assets.

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

NOTE 3.	DEPOSITS

As of September 30, 2019, and December 31, 2018, the Company had deposits of $755,100 and $-0-, respectively. The $755,100 deposit is non-refundable and will be credited against the purchase price of the Sunniva acquisition (referenced throughout this Report) if it is successfully consummated.

NOTE 4.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Prepaid stock purchase (a)	$–	$98,955
Prepaid acquisition expenses (b)	235,604	–
Prepaid financing expenses (c)	262,171	–
Prepaid interest (d)	29,610	35,734
Total	$527,385	$134,689

(a) Represents money held in escrow to purchase 133,200 shares of the Company’s Common stock held by the Sellers of AMS pursuant to the terms of the Securities Purchase Agreement for the acquisition of AMS. These shares were purchased on January 1, 2019

(b)(c) Prepaid acquisition and financing expenses related to the Company’s ongoing efforts to acquire Sunniva Medical as described throughout this Report

(d) For the period ended September 30, 2019, this amount represented approximately the equivalent of three months of prepaid interest on the Company’s $1,000,000 Note Payable to Koze Investments, LLC (“Koze”). For the period ended December 31, 2018, this amount represented six months of prepaid interest on a mortgage assumed by the Company under the terms of the acquisition of AMS. This amount has been capitalized as an addition to construction in progress for the nine months ended September 30, 2019

NOTE 5.	INVESTMENT

On February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock from a former shareholder of GN. On the date of purchase, the Company’s Common Stock was trading at $1.41 which values the purchase at $11,264,438. For balance sheet purposes the Company has treated this purchase using the cost method because the purchase consists of an investment in a private company in which the Company does not have the ability to exercise significant influence over GN’s operating and financial activities.

Additionally, the Company conducted an impairment test at September 30, 2019, and determined that no impairment existed.

NOTE 6.	CONSTRUCTION IN PROGRESS

As of September 30, 2019 and December 31, 2018, the Company had $1,647,204 and $1,563,260 respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. To date, the exterior construction of the building has been completed, however, no interior construction has begun.  Upon full completion, the facility will contain up to 20 separate growing rooms which the Company believes will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.).

The Company had $2,766 and $-0-, in equipment, respectively for the periods ended September 30, 2019, and December 31, 2018.

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

NOTE 7.	BUSINESS COMBINATION

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

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$726,747
Common Stock, 981,765 shares of CannapharmaRx Common Stock	1,612,600
Promissory note net of $697,083 discount	6,632,917
Fair value of total consideration	$8,972,264

Recognized amount of identifiable assets acquired, and liabilities assumed:
Construction in progress	$1,563,260
Accrued liabilities	(50,560)
Mortgage payable	(476,450)
Intangible assets	1,871,000
Goodwill	6,065,014
$8,972,264

NOTE 8.	GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2019 and December 31, 2018, the Company had $6,247,875 in goodwill and $1,831,040 in intangible assets, compared to $6,065,014 and $1,871,000 respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which will be amortized over a fifteen-year period or approximately $124,733 per year.

The Company has recorded amortization expense of $96,009 and $-0- respectively, for the periods ended September 30, 2019, and December 31, 2018.

NOTE 9.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2019, and December 31, 2018.

	September 30, 2019	December 31, 2018

Accounts payable and accrued expenses	$813,197	$766,203
Accrued interest (a)	10,000	68,052
Mortgages payable (b)	–	476,450
Accrued legal settlement (c)	190,000	190,000
Total accounts payable and accrued liabilities	$1,013,197	$1,500,705

(a)	Represents interest accrued on the outstanding convertible notes -see Note 12, Notes Payable

(b)	Pursuant to the acquisition of AMS, the Company assumed the mortgage on the construction in progress. The mortgage was an interest-only instrument at an interest rate of 15% due and payable on December 31, 2019. In July 2019, the Company paid off the mortgage from the proceeds of $1.0 million one year 12% Note with Koze. See Note 12, Notes Payable. As a condition for entering into the Note, Koze required the Company to prepay approximately $60,000, or six months' worth of interest. On September 30, 2019, the Company had prepaid interest of $29,610 on the Koze Note.

(c)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 10.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on September 30, 2019, and December 31, 2018.

	September 30, 2019	December 31, 2018

Accounts payable and loan payable related party	$199,140	$28,758
Accrued expense - related party	444,591	150,000
Total accounts payable and accrued liabilities	$643,731	$178,758

Accrued expense related parties of $444,591 is comprised of bonuses and fees to current and former directors and officers of the Company. As of September 30, 2019, and December 31, 2018, there was $150,000 due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided to the Company on a twelve-month term by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. The monthly rent at that location is $1,000, however, as of the date of this report, the Company has not made any rent payments and continues to accrue those amounts as accounts payable.

Effective in March 2019, the Company changed its principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company rents pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President and a director. This location consists of approximately 500 sq. feet. The Company pays a monthly rent of $1,500 (CAD).

In addition to the office in Kelowna discussed above, effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director

On May 17, 2019, a Director of the Company provided an interest-free short term $75,000 loan to the Company which is included in accounts payable and loan payable related party of $199,140 for the period ended September 30, 2019.

NOTE 11.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s, convertible debentures as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Principal value of convertible notes	$1,200,000	2,072,000
Note discount	(1,000,000)	–
Total convertible notes, net current	$200,000	$2,072,000

In July 2018, the Company commenced an offering of up to $2 million of one-year maturity convertible notes (“A Notes”). The maximum amount under the Offering was subsequently increased to $2,500,000 These A Notes carried both a voluntary conversion feature and an automatic conversion feature. The Notes carried an interest rate of 12% and are convertible into shares of the Company’s Common Stock.

Through the period ended December 31, 2018, the Company had received $2,072,000 in proceeds from the sale of convertible notes to 35 accredited investors.

Automatic conversion feature relating only to these A Notes

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

Voluntary conversion feature relating only to these A Notes

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

During the three month period ended March 31, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment”. As a result on March 31, 2019, the A Notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares. Upon conversion, no further convertible notes were offered under these terms and Offering was closed.

On July 8, 2019 the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“Unit Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Unit Convertible Notes are convertible into one share of the Company’s Common stock at a conversion price of $1.00 per share. During the three months ended September 30, 2019, the Company issued $1,200,000 in Unit Convertible Notes to two accredited investors. Since the Company’s stock price exceeded the conversion feature of the Unit convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,200,000 which was charged to interest expense with an offset to paid-in capital.

Additionally, 1.2 million shares of Common Stock were issued in connection with the sale of the Units that were valued at $2,598,000. The excess above the $1,200,000 face value of the Unit Convertible Notes or, $1,398,000 was charged to interest expense with an offset to paid-in capital. The remaining $1,200,000 was recorded as a Note discount of $1,200,000 to be amortized over a one year period at the rate of $100,000 per month. $200,000 in interest expense related to this discount was recorded during the three month period ended September 30, 2019.

NOTE 12.	NOTES PAYABLE

The following tables set forth the components of the Company’s secured note as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Principal value of Promissory Note	$8,537,991	$7,330,000
Loan discounts	(538,575)	(697,083)
Less: current portion	(1,000,000)	–
Promissory Note, long term net of discount	$6,999,416	$6,632,917

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

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the nine months ended September 30, 2019, the Company recorded $180,926 in interest expense related to the amortization of the note discount. No interest expense was recorded in 2018 since the acquisition occurred on December 31, 2018.

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze payable in full on June 27, 2020. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze a five-year warrant to purchase 834,000 shares of the Company’s Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000.

NOTE 13.	INCOME TAXES

As of September 30, 2019, the Company has approximately $9,846,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2019, the Company has no unrecognized income tax benefits.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

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

In March 2019, the Company temporarily moved its principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President and a director. This location consists of approximately 500 sq. feet. The Company continues to occupy this location as of the date of this Report and pays a monthly rent of $1,500 (CAD).

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

On October 2, 2019, the Company entered into an Extension Agreement with Sunniva wherein Sunniva has agreed to amend the settlement of the purchase price to CAD $16.0 million in cash and CAD $4.0 million by way of the Company’s issuance of a promissory note from the previous all-cash settlement of CAD $20.0 million. Sunniva received an incremental non-refundable deposit of CAD $700,000 as part of the amended terms, which will be applied to the purchase price at closing and the closing date was amended to October 31, 2019. As of the date of this Report the Company is engaged in discussions with Sunniva to extend the closing date to November 30, 2019.

NOTE 15.	STOCKHOLDERS’ EQUITY

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

Therefore, the BCF related to the Preferred Shares was considered to have no value on the date of issuance.

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2019, and December 31, 2018, respectively.

Series B Preferred Stock / Common Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. this Offering was closed at the end of August 2019. As of September 30, 2019, the Company had accepted $475,000 in subscriptions in this offering.

There were 475,000 and -0- shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2019, and December 31, 2018, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2019, and December 31, 2018, 36,136,999 and 18,942,506 shares of Common Stock were issued and outstanding, respectively.

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

Unit Offering

On July 8, 2019 the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“Unit Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Unit Convertible Notes are convertible into one share of the Company’s Common stock at a conversion price of $1.00 per share. During the three months ended September 30, 2019, the Company issued $1,200,000 in Unit Convertible Notes to two accredited investors. Since the Company’s stock price exceeded the conversion feature of the Unit convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,200,000 which was charged to interest expense with an offset to paid-in capital.

Additionally, 1.2 million shares of Common Stock were issued in connection with the sale of the Units which were valued at $2,598,000. The excess above the $1,200,000 face value of the Unit Convertible Notes or, $1,398,000 was charged to interest expense with an offset to paid-in capital. The remaining $1,200,000 was recorded as a Note discount of $1,200,000 to be amortized over a one year period at the rate of $100,000 per month. $200,000 in interest expense related to this discount was recorded during the three month period ended September 30, 2019.

Shares Issued in Connection with the Assignment Agreement with Great Northern Ltd

On September 28, 2018, Great Northern Cannabis, Ltd (“GN”), entered a Letter of Intent with P2P Green Power Energy Solutions and certain individuals to acquire all of the issued and outstanding shares of AMS. On October 10, 2018, the Company entered into an Assignment and Assumption Agreement (“the AA Agreement”) with GN. Under the terms of the AA Agreement, the Company essentially purchased the right to acquire AMS from GN for the following consideration:

•	A refundable payment of CAD $200,000
•	An accountable reimbursement of GN expenses and fees related to the AMS acquisition not to exceed CAD $300,000
•	In the event that we didn’t enter into a management agreement with GN post-closing, we agreed to issue GN, 2,500,000 shares of our Common Stock trading under symbol CPMD

All of the above consideration was expressly contingent upon the closing of the AMS acquisition which was in fact consummated by the Company on December 31, 2018. The payments of $200,000 and $300,000 were made to GN. On August 30, 2019, the parties determined that no management agreement had been entered into so the Company issued 2,500,000 shares to GN valued at $5,800,000 as required pursuant to the Agreement. Under the guidelines of ASC 805, Business Combinations, since we disclosed that the AMS transaction was complete, the goodwill re-measurement period ended and therefore we could not adjust goodwill for this transaction. As a result, we recorded an acquisition expense on the Company’s income statement for $5,800,000.

Shares Reserved for Issuance

As of September 30, 2019, the Company had 79,602,750 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 750,000 Common Shares upon the exercise of stock options, 1,200,000 shares issuable upon a conversion of the convertible notes and 2,177,750 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended September 30, 2019, and December 31, 2018, the Company did not record any stock-based compensation expense related to stock options. As of September 30, 2019, there were options outstanding to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. These stock options expire on November 1, 2024.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on September 30, 2019, and December 31, 2018:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)

Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	3.00
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	2.88
Warrants issued (a)	1,352,750	$0.99	3.47
Warrants outstanding September 30, 2019	1,702,750	$0.92	3.19

Stock purchase warrants are exercisable for a period of two-five years from the date of issuance.

(a)	The number of warrants reflected in this table does not include 475,000 warrants that were issued at various times during 2019 in connection with the issuance of the Company’s Series B Preferred stock. These warrants are exercisable for a period of three years at a strike price of $2.00 per share. The Company accounts for warrants issued to purchase shares of its common stock or preferred stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Therefore no stock-based compensation expense was recorded for the issuance of these 475,000 warrants.

The value of the stock purchase warrants for the periods ended September 30, 2019, and December 31, 2018, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	1.75 - 2.91%
Volatility range (3)	1.23% - 442.92%
Expected life (in years)	2.00 - 5.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s Common Stock is based on trading activity for the previous three year period ended at each stock purchase warrant contract date.

During the nine-month period ended September 30, 2019, the Company recorded $521,704 in stock-based compensation compared to zero during the same nine-month period ended September 30, 2018.

NOTE 16.	SUBSEQUENT EVENTS

In October 2019, the Company received subscriptions from four accredited investors for $350,000 in the Company’s Unit Offering described in Note 14, above.

On October 2, 2019, the Company’s Chief Executive Officer extended a loan to the Company in the principal amount of $250,000, on an interest-free basis, due on demand.

On October 2, 2019, the Company entered into an amendment to the agreement with Sunniva wherein Sunniva has agreed to amend the purchase price to CAD $16.0 million in cash and CAD $4.0 million by way of the Company issuing a promissory note from the previous all-cash settlement of CAD $20.0 million. The Company paid Sunniva an incremental non-refundable deposit of $700,000 CAD, to be applied to the purchase price, as part of the amended terms and the closing date was extended to October 31, 2019. As of the date of this Report the Company is in discussions with Sunniva to extend the closing date to November 30, 2019.

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

In April 2016, we ceased operations. Our then management resigned their respective positions with our Company, with the exception of Mr. Gary Herick, who remained as our sole officer and director until his resignation in April 2019. As a result, we were classified as a “shell” company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended until February 2019. Relevant thereto, in February 2019, we filed a report on Form 8-K/A advising that we had taken all steps necessary and disclosed all required information with the SEC so as to allow us to no longer be considered a “shell” company.

Our executive offices are located at Suite 3600, 888 – 3rd Street SW, Calgary, Alberta Canada, T2P 5C5 phone (949) 652-6838. Our website address is www.cannapharmarx.com.

We have not generated any revenues during the past five years and until November 2018 we had been dormant since April 2016.

Following is our current Plan of Operation.

PLAN OF OPERATION

Effective November 19, 2018, we entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp., wherein we acquired all of the issued and outstanding securities of AMS. As part of the material terms of this transaction, we also agreed to acquire all of the outstanding shareholder loans held by the principal shareholder of AMS. The purchase price was CAD $12,700,000, of which CAD $1,012,982 was paid at closing and we assumed debt of approximately CAD $650,000. The principal shareholders of AMS elected to receive 971,765 shares of our Common Stock in lieu of CAD $985,000 in additional cash. The balance of approximately CAD $10,000,000 is to be paid pursuant to the terms of a relevant subordinated non-interest bearing promissory note, secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021, whichever is later.

Relevant thereto, in January 2019 we also entered into a two year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of USD$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 133,200 of the stock issued to him as part of the AMS acquisition for USD$98,955, or approximately USD$0.74 per share on or before April 30, 2019. We have completed the stock purchase and have paid Mr. Barber his monthly fee of CAD$1,500, however, as of the date of this Report, we have paid Mr. Barber $42,663 against his USD$225,000 consulting fee, leaving a balance due of $182,337.

AMS is a corporation organized under the laws of the Province of Ontario, Canada.. The application process is a phased approach with Health Canada issuing a Confirmation of Readiness letter during the late stages of the application process. This letter confirms that if the applicant builds out the facility, as described, Health Canada will review the documentation and further assess the applicant’s suitability in obtaining the License to Cultivate. At the completion of construction, the applicant submits an evidence package showing that the facility design and construction meets the Good Production Practices and Security Design described in the application. After review, Health Canada issues the License to Cultivate and then follows up with unannounced inspections as the company becomes operational. Following the successful completion of two batches, Health Canada will inspect and issue the License to Sell. The AMS application was in the Confirmation of Readiness stage in the previous regulatory structure. On October 17, 2018, The Cannabis Regulations (SOR/2018-144) came into effect. With the new regulations, the AMS application will need to be transitioned to the Cannabis Tracking and Licensing System (CTLS). After the application is transitioned to the new regulations, Health Canada will review compliance with the new regulations and again issue the Confirmation of Readiness.

The AMS cultivation facility is expected to be a 48,750 square foot cannabis grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide an annual production capacity of 9,500 kilos of cannabis (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow we estimate that we will require approximately CAD$20 million in additional financing which we will seek to raise via equity and debt. While there can be no assurances that we will successfully raise the financing required to complete construction of the facility and begin cultivation, we have had several initial discussions with funding sources and while no assurances can be provided, we believe we will be able to obtain such financing. Failure to obtain such financing will have a significant negative impact on our ability to successfully implement our business plan.

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

In early 2019 we retained new members of management who are actively engaged in the Canadian cannabis industry, including former management of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”). Not coincidentally, effective February 25, 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN in exchange for an aggregate of 7,988,963 shares of our Common Stock, from our current CEO, who is a former shareholder of GN. We believe this is the initial step in our efforts to acquire all of the issued and outstanding stock of GN. Based upon various discussions that have taken place we anticipate making additional purchases of stock from other shareholders of GN during 2020 but there are no assurances this will occur.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because we are minority shareholders of GN and GN is a privately held company, we cannot confirm that the information we currently have on their operations is complete or fully reliable. We have been verbally advised that, once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 we believe that GN commenced cultivation activities, with the initial harvest expected in the next few months. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. Neither we nor GN have any firm commitment to provide any of the funds necessary for expansion as of the date of this report. We cannot state any definitive information concerning Great Northern because it is a privately held Canadian company who is keeping their business activities confidential. We expect that we will obtain additional information on the business activities of GN once we renew discussions to acquire additional interests and can perform our due diligence.

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

The purchase price is CAD$20,000,000 of which CAD$1,000,000 was payable as a non-refundable deposit to be credited against the purchase price at closing and CAD$19,000,000 payable at closing. The effectiveness of the Securities Purchase Agreement is subject to various conditions, including the Company’s ability to raise a sufficient amount of funds to pay for these acquisitions, as well as completion of an audit of the books and records of SMI and 1167025 satisfactory to the Company. The payment of CAD$1,000,000 was not made on or before June 21, 2019 but was made and accepted on July 31, 2019.

Subsequent Event

On October 2, 2019, we entered into an Extension Agreement with Sunniva wherein Sunniva has agreed to amend the settlement of the purchase price to CAD $16.0 million in cash and CAD $4.0 million by way of our issuance of a promissory note from the previous all-cash settlement of CAD $20.0 million. Sunniva received an incremental non-refundable deposit of $700,000 as part of the amended terms and the closing date was amended to October 31, 2019.

Because of the aforesaid change in the terms of the purchase price, our proposed lender needed additional time to comply with contractual obligations and they were unable to satisfy these obligations prior to October 31, 2019. This lender also had concerns about the additional $4 million of debt. As of the date of this Report we are engaged in discussions with Sunniva to extend the closing date to November 30, 2019. We continue to work with Sunniva to complete the transaction. See Notes to Financial Statements, Note 15. Subsequent Events.

We have received a commitment from HB Partners 48 Inc., Toronto, Canada, to provide Cannapharmarx Canada, Inc., our wholly owned subsidiary with a loan in the principal amount of $16,100,000, secured by the Sunniva property. We have also agreed to provide a corporate guarantee of this obligation. Interest on this loan will be 11.75%, over a one-year term. We anticipate replacing this loan upon receiving construction financing for the completion of the SMI project..

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

We intend to dual list our Common Stock for trading on the Canadian Securities Exchange (“CSE”) as a precursor to consummating a transaction with GN. We anticipate filing our initial listing application with the CSE in the near future and, while no assurances can be provided, we anticipate receiving approval for trading during the fourth quarter of 2019 or first calendar quarter of 2020.

There are numerous things that will need to occur in order to allow us to implement this aspect of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had $192,503 in cash.

We have no revenue-producing operations or other source of income as of the date of this Report, nor have we had any revenue during the past 3 years. See “Plan of Operation” above herein for an explanation of our current business activities.

In January 2019, we closed a private offering of 12% Convertible Debentures where we accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of our Common Stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination or combined issuance of equity securities valued at greater than $5,000,000 is completed., We used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. On March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted pursuant to the automatic conversion terms described herein to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

As disclosed elsewhere in this Report, in February 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock at a price of CAD$1.00 of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of our Common Stock from a former shareholder of GN. On the date of the purchase, our Common Stock was trading at $1.41 which values the purchase at $11,264,438. As a result, on March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

In the first quarter of 2019 we commenced a private offering of Units to accredited investors only at a price of $1.00 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock convertible into one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $2.00. In August 2019 we closed this offering after accepting aggregate subscriptions totaling $475,000. The Units were offered in reliance upon the exemption from registration provided by Rule 506 of Regulation D. We use these funds for working capital purposes.

We estimate that in order to consummate the acquisition of GN discussed under Plan of Operation, above, as well as to complete development of the cultivation facilities we presently own located in Hanover, Ontario, we will require up to CAD $20 million in additional financing. In addition, as disclosed above, in June we executed an SPA with Sunniva in consideration for the payment of CAD $20 million. In order to fully develop this property we will need to raise both the purchase price, plus approximately CAD $225 million to complete the development of this property.

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

On July 8, 2019, we commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of our Common Stock and one $50,000 unsecured Convertible Note (“Unit Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Unit Convertible Notes are convertible into shares of our Common Stock at a conversion price of $1.00 per share. During the three months ended September 30, 2019, we accepted subscriptions totaling $1,200,000 in this Offering from to two accredited investors. Since our stock price exceeded the conversion feature of the Unit Convertible Notes and was immediately exercisable, we recorded a beneficial conversion feature (“BCF”) and expense of $1,200,000 which was charged to interest expense with an offset to paid-in capital. Additionally, the 1.2 million shares of Common Stock that were issued in connection with the sale of the Units were valued at $2,598,000.

Currently, other than the pending loan commitment from HB Partners 48 Inc., and the commitment from KannaREIT each described above in Plan of Operation, we have no other committed source for any funds to allow us to complete either of our proposed projects. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

Subsequent Events

In October 2019, we accepted subscriptions from four additional accredited investors for $350,000 in Units as part of our private offering commenced in July 2019 discussed above.

Additionally, in October 2019, our Chief Executive Officer extended a loan to us on an interest-free basis in the principal amount of $250,000, which is due upon demand.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2019.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019, at a reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended September 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As part of our acquisition of AMS we assumed an action filed against AMS by Ataraxia Canada, Inc., alleging breach of contract, specifically, breach of a nonbinding term sheet providing for Ataraxia to acquire controlling interest in AMS and they are seeking $15 million in damages. A Statement of Claim was filed by Ataraxia Canada, Inc., as plaintiff, and circulated to Alternative Medical Solutions Inc., as defendant, on August 2, 2017, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The pleadings have closed and the parties are now expected to schedule examinations for discovery. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of success or potential liability at this time.

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

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this report.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 8, 2019, we commenced an offshore private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of our Common Stock and one $50,000 unsecured Convertible Note (“Unit Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Unit Convertible Notes are convertible into shares of our Common Stock at a conversion price of $1.00 per share. During the three months ended September 30, 2019, we accepted subscriptions totaling $1,200,000 in Units in this offering from two accredited investors. Since our stock price exceeded the conversion feature of the Unit Convertible Notes, which were immediately exercisable, we recorded a beneficial conversion feature (“BCF”) and expense of $1,200,000 which was charged to interest expense with an offset to paid-in capital.

Additionally, 1.2 million shares of Common Stock were issued in connection with the sale of the Units, which were valued at $2,598,000. The Units are being offered in reliance upon the exemption from registration provided by Regulation S. We have utilized the proceeds from this Offering for working capital. and for expenses related to the ongoing efforts to acquire SMI.

In the first quarter of 2019 we commenced a private offering of up to $3,000,000 of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series B Convertible Preferred Stock, convertible into one share of our Common Stock and one Common Stock Purchase Warrant exercisable to purchase one share of our Common Stock at an exercise price of $2.00. We closed this offering in August 2019 after accepting aggregate subscriptions totaling $475,000. The Units were issued in reliance upon the exemption from registration provided by Rule 506 of Regulation D. $100,000 of these funds were used for the payments made to Sunniva, with the balance used for working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.

CannaPharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

