Form 10-K/A
period 2018-12-31
CANNAPHARMARX, INC.
filed 2019-12-03
CIK 1081938

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

EXPLANATORY NOTE

CannapharmaRx, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to again amend its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 3, 2019 (the “Original Filing Date”). The first Amendment to the Form 10-K was filed on August 14, 2019 (the “First Amendment Filing Date”).

The Company is filing this Amendment solely to check the box on the cover page of the Form 10-K to indicate that the Company is not a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Specifically, the Company filed the required disclosure as part of its Amended Form 8-K with the SEC on February 14, 2019.

Except for the foregoing, no other changes have been made to the Form 10-K or the first amended Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date or the First Amended Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: December 3, 2019	By:	s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	s/ John Cassels
John Cassels, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this amended Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 3, 2019.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Matt Nicosia

Matt Nicosia, Director

s/ James Samuelson

James Samuelson, Director

s/ Marc R. Branson

Marc R. Branson, Director

s/ Richard D. Orman

Richard D. Orman

2