Form 10-K
period 2019-12-31
CANNAPHARMARX, INC.
filed 2020-05-27
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

 __________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4635140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 3600 888 3rd Street SW
Calgary, Alberta, Canada	T2P 5C5	949-652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPMD	OTC Pink Sheets

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2019 was $27,271,721.

As of May 26, 2020, the Registrant had 36,640,939 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about August 21, 2020, or such other date as may be selected in the future, are incorporated by reference in certain sections of PART III.

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

Impact of Current Coronavirus (COVID-19) Pandemic on our Company

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and the Canadian and U.S.’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

While the COVID-19 pandemic had an effect on our ability to complete this Report and our financial statements included herein in a timely manner, the impact on our business is indeterminable. Nonetheless a material portion of our future business is dependent on successfully consummating acquisitions discussed below. In the event that quarantine and social distancing rules are put in place and continue through such time then we may be materially adversely affected, as our ability to meet with the sellers and arrange for relevant financing may cause delays or otherwise negatively affect our efforts.

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

In April 2016, we ceased operations. Our then management resigned their respective positions with our Company with the exception of Mr. Gary Herick, who remained one of our officers and directors until April 23, 2019.

Description of Current Business

We are involved in the cannabis industry in Canada. Our principal business activities to date have been to negotiate, acquire and develop various cannabis cultivation projects throughout Canada. We are also looking at possible opportunities in the US but as of the date of this Report we do not own or operate any businesses in the US.

Our activities to date have centered around three projects, including (i) the Hanover Project; (ii) the Great Northern Project; and (iii) the acquisition of Sunniva Medical, Inc. and development of a state of the art cannabis cultivation facility. Following is a description of each of these projects, how we have or intend to acquire the same and the current status of each:

Hanover Project

Effective November 19, 2018, we entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp., wherein we acquired all of the issued and outstanding securities of AMS. As part of the material terms of this transaction, we also agreed to acquire all of the outstanding shareholder loans held by the principal shareholder of AMS. The purchase price was CAD$12,700,000, of which CAD$1,012,982 was paid at closing and we assumed debt of approximately CAD$650,000. The principal shareholders of AMS elected to receive 971,765 shares of our Common Stock in lieu of CAD$985,000 in additional cash. We granted the holders of these shares “piggyback” registration rights but we have not yet filed a registration statement to cause us to register these shares with the SEC. The balance of approximately CAD$10,000,000 is to be paid pursuant to the terms of a relevant subordinated non-interest bearing promissory note, secured only by the shares acquired in AMS Principal payments under the Promissory Note are due quarterly and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021. As of the date of this report, we are not producing any cannabis on this property. We are currently reviewing our proposed activities on this project. Much of how we elect to proceed will depend upon our success in closing and funding the Sunniva project discussed below. If we are successful in closing and constructing the Sunniva cannabis cultivation facility, we see no need to develop an additional cultivation facility on this location. It is possible that we will elect to develop a cannabis extraction facility on this property or sell it.

Relevant thereto, in January 2019 we also entered into a two year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of US$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 45,000 shares of the stock issued to him as part of the AMS acquisition for CAD$33,750 (USD$0.75 per share) on or before April 30, 2019. As of December 31, 2019, per the terms of these agreements we owed the balance of $237,409 to Mr. Barber., which is past due as of the date of this Report. However, we are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement. See “Part I, Item 3, Legal Proceedings” below.

The AMS cultivation facility is a 48,750 square foot cannabis grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide annual production capacity of 9,500 kilos of cannabis (20,900 lbs.). Together with the remaining equipment needed to complete the grow we estimate that we will require approximately CAD$20 million in additional financing which we will seek to raise via equity and debt. However, if we successfully close the Sunniva acquisition discussed below, we will probably elect not to complete this grow facility. While no definitive decision has been made, as of the date of this Report we are considering converting the building to a cannabis extraction facility or sell the property.

Sunniva Acquisition

On or about June 11, 2019, we, along with a wholly owned subsidiary of our Company, entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein we have agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. and 1167025 B.C. LTD. These companies are the current owners of the Sunniva Canada Campus, which includes construction assets for a planned 759,000 square-foot greenhouse located on an approximately 114-acre property in Okanagan Falls, British Columbia. Thereafter, we also reported that the terms of the relevant agreement, specifically, the purchase price to be paid, had been amended.

On March 16, 2020, we entered into a third amendment to the agreement with Sunniva, again amending the terms of the purchase price and resetting the proposed closing date of this transaction to be on or before March 31, 2020. The purchase price has again been amended to CAD $12.9 million in cash and CAD $7.1 million through the issuance of 3,566,687 of our newly created Series C Convertible, Redeemable Preferred Shares (the “Consideration Shares”) from the previous purchase price of CAD $16.0 million in cash and a note in the principal amount of CAD $4.0 million. The Consideration Shares will pay an 8% cumulative dividend, are convertible into shares of our Common Stock and will give certain retraction rights based on our future capital raises. The extension agreement has lapsed as of the date of this Report. However, we remain in regular contact with management of Sunniva and are continuing to attempt to close this transaction. We remain optimistic that this acquisition will successfully close but cannot provide assurances of the same.

The SMI project is a 759,000 square foot cannabis grow facility to be built on an approximately 116-acre parcel of land located in Okanagan Falls, British Columbia, Canada. The full facility is designed with two phases. Phase One is comprised of development of 458,000 square feet and Phase Two is the development of the remaining 301,000 square feet. To date, all design, engineering and site improvements required for both Phases have been completed. However, except for the concrete footings for Phase One, no physical construction of the grow facility has begun.

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

Completion of the build-out of Phase One of the facility is expected to take an estimated 12 months and require additional capital of approximately CAD$135,000,000. Phase Two, which can be completed in the future requires additional financing of approximately CAD$95,000,000. We had previously reported on May 7, 2019, that we had executed an agreement with KannaREIT, Inc., wherein KannaREIT had agreed to enter into a relationship with us to arrange a construction financing facility for the continued development of the Sunniva property. However, that agreement was terminated in November 2019 as the substantive terms of the agreement changed materially and financing conditions in the cannabis industry became challenging.

Subsequent Event

On May 22, 2020, we received a Letter of Interest from InSpire Capital and its assigns wherein they have agreed to loan us the principal sum of CAD $6.5 million to purchase the Sunniva property. The loan will be for a term of one year and accrue interest at the rate of 12% per annum, with a requirement that we make monthly interest payments of CAD $64,000. We are also obligated to pay a Lender Fee and Brokerage Fee of CAD $455,000 each at closing, along with a co-broker fee of CAD $260,000 and legal fees. We paid a non-refundable fee of CAD $30,000 upon execution. We borrowed CAD $20,000 of this fee from two of our officers on an interest free basis.

We had previously reported that we had received a commitment from HB Partners 48, Inc., Toronto, Canada for this financing. However, as a result of several factors unrelated to our business, including the Coronavirus pandemic, they elected not to proceed.

Great Northern Acquisition

In early 2019 we retained new members of management who are actively engaged in the Canadian cannabis industry, including former management of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”). Not coincidentally, effective February 25, 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN in exchange for an aggregate of 7,988,963 shares of our Common Stock, from our current CEO, who is a former shareholder of GN. We believe this is the initial step in our efforts to acquire all of the issued and outstanding stock of GN. In April 2020 we submitted an offer to GN shareholders to purchase their GN interests, offering 1.5 shares of our Common Stock for every one share of GN that is assigned to us. While no assurances can be provided, we anticipate acquiring additional GN interests during the second calendar quarter of 2020, but as of the date of this Report we have no agreement to acquire any additional GN interests.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because we are minority shareholders of GN and GN is a privately held company, we cannot confirm that the information we currently have on their operations is complete or fully reliable. We have been verbally advised that, once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 we believe that GN has commenced cultivation activities and began generating revenues during the first calendar quarter of 2020. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. GN does not have any firm commitment to provide any of the funds necessary for expansion as of the date of this Report. We cannot state any definitive information concerning Great Northern because it is a privately held Canadian company who is keeping their business activities confidential. We expect that we will obtain additional information on the business activities of GN once we renew discussions to acquire additional interests and can perform our due diligence.

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

We are presently in discussion with other companies operating in the cannabis industry regarding a potential acquisition. However, there can be no assurance we will be successful consummating any additional acquisitions in the future, nor can there be any assurance we will have access available to equity and debt financing required to consummate any transaction in the future.

Employees

We currently employ 4 employees, including our current officers and a Director of Finance.

We anticipate that we will retain additional employees as we develop our existing projects and close additional acquisitions in the future, of which there is no assurance. We believe that there are a sufficient number of potential qualified employees available. No employee is a member of any union. We believe our relationship with our employees is satisfactory.

Competition

We are competing with other companies, both publicly held and private, who are also seeking to acquire or otherwise consolidate with an existing Canadian cannabis business. Many of our competitors have greater resources, both financial and otherwise, than the resources presently available to us.

Intellectual Property

We currently do not hold any patents or patent applications.

Government Regulation

It is our intention to continue to emphasize the cannabis industry in our search for business opportunities, specifically in Canada but are also currently considering opportunities in the United States in states that have approved cannabis legalization. However, as of the date of this Report cannabis is still considered a Schedule 1 controlled substance under US federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

If the Federal Government decides to enforce the Controlled Substances Act in any state in which we own an interest in a cannabis operation, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us if we are able to acquire or develop a cannabis related operation in the US. If so, we may be irreparably harmed by a change in enforcement by the federal or state governments.

As of the date of this Report, 11 states and the District of Columbia have legalized adult use cannabis. There are 23 other states where medical marijuana has been legalized. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration has revised this policy. Specifically, the Department of Justice (“DOJ”) vacated the Cole Memorandum in favor of deferral of any enforcement of federal regulation to the individual states. However, certain other protections remain in place via budgetary element embedment (Rohrabacher-Farr amendment now referred to as the Rohrabacher-Blumenauer Amendment), which limits funding of any enforcement of anti-cannabis legislation. The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

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

Since the use of marijuana is illegal under federal law, federally chartered banks will not accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate. There does appears to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this Report there are only nominal entities that have been formed that offer these services.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would likely result in the inability to implement our business plan in the US and could expose us and our management to potential criminal liability and subject our properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

For a comprehensive and up to date perspective on this process and current states and territories cannabis laws please refer to the following link: http://www.mpp.org/states/key-marijuana-policy-reform.html.

Canadian Regulations

Summary of the Cannabis Act

On October 17, 2018, the Cannabis Act (Canada) (the “Cannabis Act”) and the Cannabis Regulations (Canada) (the “Cannabis Regulations”) came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act and the Cannabis Regulations incorporate the Access to Cannabis for Medical for Medical Purposes Regulations (the “ACMPR”), which came into force in Canada on August 24, 2016 and were previously made under the CDSA (as defined herein). New Industrial Hemp Regulations, SOR 2018-145 were also made under the Cannabis Act, which replaced the Industrial Hemp Regulations that were previously made under the CDSA.

When the Cannabis Act came into force, cannabis was removed from Schedule II to the Controlled Drugs and Substances Act (Canada) (the “CDSA”). Prior to the Cannabis Act coming into force, the ACMPR permitted access to cannabis for medical purposes for Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada) (the “MMPR”), which was implemented in June 2013. The MMPR replaced the Marihuana Medical Access Regulations (Canada) (the “MMAR”), which was implemented in 2001. Like the ACMPR, the MMPR and MMAR were both promulgated under the CDSA and represent initial steps in the Government of Canada’s regulation of medical cannabis and eventual legalization and regulation of adult-use recreational cannabis.

The Cannabis Act and the Cannabis Regulations permit the recreational use of cannabis by adults and regulate the production, distribution, promotion and sale of cannabis products (as defined therein) in Canada, for both recreational and medical purposes. Under the Cannabis Regulations, Canadians who are authorized by their health care practitioner to use medical cannabis have the option of purchasing cannabis from one of the producers licensed by Health Canada and are also able to register with Health Canada to produce a limited amount of cannabis for their own medical purposes or to designate an individual who is registered with Health Canada to produce cannabis on their behalf for personal medical purposes.

Pursuant to the Cannabis Act, and subject to provincial regulations, individuals over the age of 18 are able to purchase cannabis products from authorized retailers and are able to legally possess up to 30 grams of dried cannabis, or the equivalent amount. As of the date of this Prospectus, the permitted classes of cannabis that an authorized person may sell include: dried cannabis, cannabis oil, fresh cannabis, cannabis plants, cannabis plant seeds, edible cannabis, cannabis extracts and cannabis topicals. The Cannabis Act also permits households to grow a maximum of four cannabis plants. This limit applies regardless of the number of adults that reside in the household. In addition, the Cannabis Act provides provincial and territorial governments the authority to prescribe regulations regarding use, retail and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act, such as increasing the minimum age for purchase and consumption and setting rules around promotion of cannabis products within the province or territory.

The Cannabis Regulations, among other things, set out requirements relating to licensing, including key personnel and security requirements; good production practices; cannabis products; packaging and labelling; and access to cannabis for medical purposes. They are summarized below.

Licenses

The Cannabis Regulations establish six classes of licenses under the Cannabis Act: cultivation; processing; analytical testing; sale to individual clients for medical purposes; research; and cannabis drug production. It also provides for subclasses of cultivation (standard cultivation, micro-cultivation and nursery) and processing (standard processing and micro-processing).

Key Personnel and Security Clearances

The Cannabis Regulations require that license holders retain certain key personnel, depending on the class of license. Holders of a license for cultivation, processing and sale must retain a responsible person (who serves as the main point of contact with Health Canada) and head of security. Holders of a license for cultivation must also retain a master grower, and holders of a license for processing must retain a quality assurance person.

The Cannabis Regulations require a valid security clearance issued by the Minister (as defined in the Cannabis Act) for certain people associated with cannabis licensees. Security clearances must be held by directors, officers, individuals who exercise, or are in a position to exercise, direct control over a corporate licensee, directors and officers of any corporation that exercises, or is in a position to exercise, direct control over a corporate licensee and the key personnel noted above (responsible person, head of security, master grower and quality assurance person) and any other individuals identified by the Minister. The Minister may refuse to grant security clearances at its discretion to individuals or associations, such as those involved in organized crime or individuals with prior convictions for, or an association with, drug trafficking, corruption or violent offences (individuals with histories of non-violent, lower-risk criminal activity, for example, simple possession of cannabis, or small-scale cultivation of cannabis plants are not precluded from participating in the legal cannabis industry).

Good Production Practices and Cannabis Products

Part 5 of the Cannabis Regulations establishes the good production practices which must be met prior to the sale, distribution or export of cannabis, and Part 6 of the Cannabis Regulations establishes rules for cannabis products, including permitted/prohibited ingredients and amounts of THC (Tetrahydrocannabinol). These require that cannabis and anything that will be used as an ingredient must be produced, packaged, labelled, distributed, stored, sampled and tested in accordance with standard operating procedures that are designed to ensure that those activities are conducted in accordance with the applicable requirements of Parts 5 (Good Production Practices) and Part 6 (Cannabis Products).

The good production practices requirements relate to storage, distribution, the design and construction of buildings, filtration and ventilation systems, water supply, lighting, equipment, sanitation programs and testing.

Part 6 of the Cannabis Regulations sets standards for the safe consumption of cannabis products, in respect of being free from biological and chemical contaminants and also limits the amounts of THC in cannabis products.

Cannabis Tracking System

Under the Cannabis Act, the Minister established and maintains a national cannabis tacking system, which is called The Cannabis Tracking and Licensing System (the “CTLS”). The CTLS provides an online secure platform for filing applications for licenses and security clearances under the Cannabis Regulations. Through the cannabis supply chain, the CTLS also tracks cannabis from federal cannabis license holders to individual medical clients, or from federal cannabis license holders to recreational market channels. The tracking function of the CTLS serves to limit the diversion of cannabis into, and out of, the regulated medical and recreational markets.

Promotion, Packaging and Labelling

The Cannabis Act establishes strict prohibitions on the promotion of cannabis, and the Cannabis Regulations establish rules around plain packaging and labelling. Among other things, it is prohibited to promote cannabis in a way that could be appealing to young people, by way of a testimonial or endorsement or through depiction of a person, character or animal, whether real or fictional; or in a manner associated with a “lifestyle”. The Cannabis Regulations establish rules around packaging and labelling to promote informed consumer choice, allow for the safe handling and transportation of cannabis products, ensure child-proofing on containers and reducing the appeal of cannabis to youth. The size and color of packaging, logos, names and other brand elements is restricted. Cannabis package labels must include specific information, such as: (i) product source information, including the class of cannabis and the name, phone number and email of the processor; (ii) a mandatory health warning, rotating between Heath Canada’s list of standard health warnings; (iii) the Health Canada standardized cannabis symbol; and (iv) information specifying THC and Cannabidiol content.

Cannabis for Medical Purposes

The medical cannabis regulatory framework shifted from the ACMPR made under the CDSA to the Cannabis Act and the Cannabis Regulations. Under Part 14 of the Cannabis Regulations, there are three options available to an individual who has received authorization from his/her healthcare practitioner to use cannabis for medical purposes: (i) by registering with a holder of a license to sell for medical purposes; (ii) by registering with Health Canada for the production of a limited amount of cannabis for their own medical purposes; or (iii) by designating a third party to produce cannabis for them. With respect to (ii) and (iii), the starting materials for the production of cannabis, such as cannabis plants or seeds, must be obtained from medical sales license holders.

Provincial and Territorial Regulatory Framework

The governments of every Canadian province and territory have implemented regulatory regimes for the use, distribution and sale of cannabis products for recreational purposes within their jurisdiction. The only provinces with restrictions on classes of cannabis that may be sold in the recreational markets are Québec and Manitoba, where plants and seeds are not sold because personal cultivation for recreational purposes is prohibited in those two provinces. In addition, as of the date of this Prospectus, some provinces are considering whether or not to allow cannabis vape products to be sold, including Newfoundland and Labrador.

Regardless of the specific provincial retail framework, all cannabis products for the recreational cannabis market must be supplied by federally licensed cultivators (plants and seeds only) and processors (all other allowable classes of cannabis – currently dried cannabis, cannabis oil, cannabis edibles, cannabis extracts and cannabis topicals). In most provinces and territories, a liquor or cannabis authority operated by the province serves as a wholesaler, with retailers purchasing cannabis products from the liquor or cannabis authority or from provincially licensed distributors. The wholesalers, in turn, acquire the cannabis products from federally licensed cultivators and processors.

Summary of the Cannabis Act

On October 17, 2019, the Cannabis Act came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act replaced the ACMPR and the IHR, both of which came into force under the Controlled Drugs and Substances Act (Canada) (the “CDSA”), which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada) (the “MMPR”), which was implemented in June 2013. The MMPR replaced the Marihuana Medical Access Regulations (Canada) (the “MMAR”) which was implemented in 2001. The MMPR and MMAR were initial steps in the Government of Canada’s legislative path towards the eventual legalization and regulating recreational and medical cannabis.

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

On July 11, 2019, the Federal Government published regulations in the Canada Gazette to support the Cannabis Act, including the Cannabis Regulations, the new Industrial Hemp Regulations, along with proposed amendments to the Narcotic Control Regulations and certain regulations under the Food and Drugs Act (Canada). The Industrial Hemp Regulations and the Cannabis Regulations, among other things, outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Industrial Hemp Regulations and the Cannabis Regulations include strict specifications for the plain packaging and labeling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production sites. The Industrial Hemp Regulations and the Cannabis Regulations also maintain a distinct system for access to cannabis. With the Cannabis Act now in force, cannabis has ceased to be regulated under the CDSA and is instead regulated under the Cannabis Act, and both the ACMPR and the IHR have been repealed effective October 17, 2019.

On June 7, 2019, Bill-C45 passed the third reading in the Senate with a number of amendments to the language of the Cannabis Act. More specifically, the Senate proposed:

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

Item 1A.	Risk Factors.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

Our principal place of business is located at 3600, 888 3RD Street SW, Calgary, Canada T2P 5C5. This sublease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of our directors, serves as a Director. We believe this location is sufficient for our current business purposes.

We have another office located at Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which we have rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, our current CEO, President and a director. This location consists of approximately 500 sq. feet. We pay a monthly rent of CAD $1,500.

Previously, from April 1, 2018 until April 1, 2019, our principal place of business was located at 2 Park Plaza, Suite 1200 – B. Irvine, CA. 92614. This space was provided to us on a twelve-month term by a company to which Mr. Nicosia, one of our directors, serves as Chief Executive Officer. Our monthly rent was $1,000, which was accrued during the term of this lease and remains due and owing as of the date of this report.

ITEM 3.	LEGAL PROCEEDINGS.

As part of our acquisition of AMS we assumed an action filed against AMS by Ataraxia Canada, Inc., alleging breach of contract, specifically, breach of a nonbinding term sheet providing for Ataraxia to acquire controlling interest in AMS and they are seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia Canada, Inc., as plaintiff, and circulated to Alternative Medical Solutions Inc., as defendant, on August 2, 2018 under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

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

We are currently reviewing two separate situations with our legal counsel in order to ascertain whether we have claims against Steven Barber arising out of his default of the Consulting Agreement we entered into as part of the AMS acquisition more fully described in” Part I, Item 1,” Business, above and various claims against Gary Herick, a former officer and director. In January 2020 we received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with us. we are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement we are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement

No decision on whether to proceed on either of these situations has been reached as of the date of this Report.

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

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

	High	Low
Fiscal 2018	$	$

First Quarter	$2.01	$0.51
Second Quarter	1.65	0.55
Third Quarter	2.55	0.51
Fourth Quarter	4.00	1.20

Fiscal 2019

First Quarter	$2.69	$1.24
Second Quarter	2.05	1.25
Third Quarter	2.99	1.43
Fourth Quarter	2.19	1.20

As of May 26, 2020, the closing price of our Common Stock was $1.40 per share.

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

Holders

As of the date of this Report there were 36,640,939 shares of our Common Stock issued and outstanding, which were held by 293 stockholders of record, not including those persons holding shares in “street name.”

In April 2018 we issued 60,000 shares of our Series A Convertible Preferred Stock at a price of $1.00 per share. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of our Common Stock and vote on an as-converted basis. There are currently five holders of these Series A shares, plus one holder that we are disputing. See “Legal Proceedings.” The rights and designations of these Preferred Shares include the following:

•	entitles the holder thereof to 1,250 votes per share of Series A Convertible Preferred Stock owned on all matters submitted to a vote of the shareholders;

•	The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on our Common Stock whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock in to which each share of Series A Convertible Preferred Stock is convertible;

•	Each Series A Preferred Share is convertible into 1,250 shares of Common Stock; and

•	is not redeemable.

In August 2019, we closed a private offering and issued 475,000 shares of Series B Convertible Preferred Stock as part of such offering. Each share of Series B Convertible Preferred Stock is convertible into one share of our Common Stock. There are currently 26 holders of our Series B Convertible Preferred Stock.

Stock Transfer Agent

Our stock transfer agent for our securities is Mountain Share Transfer, Inc., 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339. Their telephone number is (303) 460-1149.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future on our common stock.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.govm as well as on our website, www.cannapharmarx.com.

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

As a result, until February 2019 we were classified as a “shell” company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended. In February 2019 we filed a report on Form 8-K/A advising that we had taken all steps necessary and disclosed all required information with the SEC so as to allow us to no longer be considered a “shell” company. Pursuant to SEC rules, our Common Stock is now eligible for the exemption from registration provided by Rule 144, effective February 13, 2020.

Our principal place of business is located at 3600 888-3rd Street SW, Calgary, Alberta, Canada, phone 949-652-6838. Our website address is www.cannapharmarx.com.

Because we have not generated any revenues during our prior two years, the following is our Plan of Operation.

PLAN OF OPERATION

See “Part 1, Item 1, Business,” above for a detailed discussion of our current business activities and plan of operation, the contents of which are incorporated herein as if set forth.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had $1,547 in cash.

In April 2018, we issued 60,000 shares of our Series A Convertible Preferred Stock at a price of $1.00 per share. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of common stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

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

During 2018 we conducted a private offering of 12% Convertible Debentures where we accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of our Common Stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. We relied upon the exemption from registration provided by Rule 506 of Regulation D to issue the Convertible Debentures. We used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the initial calendar quarter of 2019 we entered into a Qualified Financing with our minority purchase of GN stock and warrants described in “Part I, Item 1, Business”, above and Note 4 “Investment”. On March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms included in the Convertible Debentures, to shares of our Common Stock at a price of $0.40 per share, or a total of 5,505,530 shares. This offering closed in January 2019.

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

On July 8, 2019, we commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of our Common Stock and one $50,000 unsecured Convertible Note (a “Convertible Note”), which mature one year from the date of issuance and accrue interest at 5% per annum. These Convertible Notes are convertible into shares of our Common Stock at a conversion price of $1.00 per share. During the year ended December 31, 2019, we issued 31 Units in this Offering for net proceeds of $1,550,000 to six accredited investors. Since our stock price exceeded the conversion feature of the Convertible Notes and was immediately exercisable, we recorded a beneficial conversion feature (“BCF”) and expense of $1,550,000 which was charged to interest expense with an offset to paid-in capital.

The 1,550,000 million shares of Common Stock included in the Units were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes or, $3,525,000, was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over the three year period from the date of the Note to the maturity date. We recorded $552,602 in interest expense related to the amortization of note discount during the year ended December 31, 2019.

We estimate that in order to complete development of the cultivation facilities we presently own located in Hanover, Ontario, we would require approximately CAD $20 million However, our ability to arrange such financing has been significantly impaired by the collapse of the cannabis sector in late 2019 in addition to the arrival of the COVD19 Pandemic in 2020. If we are successful in closing the Sunniva acquisitions discussed herein it is doubtful we will elect to complete the development of this project. While no decision whether to proceed or not has been made, if we close Sunniva we will either elect to sell this property, or if it makes economic sense, develop an extraction facility.

In addition, as disclosed above, in June we executed an SPA with Sunniva in consideration for the payment of CAD $20 million. In order to fully develop this property we will need to raise both the purchase price, plus approximately CAD $225 million to complete the development of this property.

We had previously reported that we had received a commitment from HB Partners 48, Inc., Toronto, Canada for this financing. However, as a result of several factors unrelated to our business, including the Coronavirus pandemic, they elected not to proceed.

We are also working to arrange a construction financing facility for the continued development of the properties we intend to acquire from Sunniva, which facility will be converted to a permanent financing facility upon the completion of the Sunniva site improvements. However, while we believe we will be able to obtain such financing, as of the date of this Report we do not have any agreement to provide this construction financing and there are no assurances that we will obtain this financing on reasonable terms, or at all. Failure to obtain this financing will have a negative impact on our ability to implement our business plan described herein.

On July 3, 2019, we entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 27, 2020. Under the terms of the 12% Note, Koze took a first security interest against our Hanover, Ontario cannabis facility in progress and required the us to pay off the existing mortgage of approximately CAD $650,000. Additionally, we agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of our Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, we used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000.

In May 2019, a director loaned us the principal amount of $75,000. In October 2019, our Chief Executive Officer extended a loan to us in the principal amount of $250,000. Both of these loans are non-interest bearing and are due upon demand.

Currently, we have no committed source for any funds to allow us to complete any of our proposed acquisitions or projects. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan. Our inability to obtain funding for our projects will have a negative impact on our anticipated results of operations.

Subsequent Events

On January 8, 2020, we issued two $100,000 Senior OID Convertible Promissory Notes (“OID Notes) to two accredited investors (“Holders”) and received $190,000 in proceeds. Under the provisions of the OID Notes, each Holder was granted the right are their sole discretion to fund up to another $150,000 each under the same terms. The maturity date for each additional tranche of this OID Note funded shall be twelve (12) months from the date of funding.

These Notes were issued with a one-year maturity date, an 8% interest rate. The OID Notes are convertible into our Common Stock at a price equivalent to; the lower of $1.25/share at any time after 180 days, or 75% times the lowest closing price of Common Stock for 20 consecutive trading days prior to conversion. In the event of a change of control, the conversion price is 75% of the closing price. We have the right to redeem these Notes at any time prior to maturity at 110% multiplied by the principal plus accrued interest plus outstanding accrued interest plus default interest if any. These OID Notes which also include anti-dilution features are senior obligations with priority over future debt, excluding mortgage debt.

On February 27, 2020, we issued another OID Note for $160,000 to a third accredited investor under comparable terms and received proceeds of $152,000. This Note is convertible into shares of our Common Stock at a price equivalent to; the lower of $1.25/share for the first 180 days from issuance, seventy-five percent (75%) of the lowest closing price of our Common Stock during the twenty (20) trading days immediately preceding Conversion Date. At issuance, we delivered a stock certificate representing half the purchase price in a restricted form (the “Returnable Shares”) in the name of the investor (153,940 shares based on the low closing price of $0.812). The Returnable Shares will only be returned to our treasury if the Note is prepaid in full within the initial 180 days after issuance.

On March 31, 2020, we issued an additional OID Note for $78,000 to an accredited investor under comparable terms stated above and received proceeds of $75,000.

On May 22, 2020, we received a Letter of Interest from InSpire Capital and its assigns wherein they have agreed to loan us the principal sum of CAD $6.5 million to purchase the Sunniva property. The loan will be for a term of one year and accrues interest at the rate of 12% per annum, with a requirement that we make monthly interest payments of CAD $64,000. We are also obligated to pay a Lender Fee and Brokerage Fee of CAD $455,000 each at closing, along with a co-broker fee of CAD $260,000 and legal fees. We paid a non-refundable fee of CAD $30,000 upon execution. We borrowed CAD $20,000 of this fee from two of our officers on an interest free basis.

We had previously reported that we had received a commitment from HB Partners 48, Inc., Toronto, Canada for this financing. However, as a result of several factors unrelated to our business, including the Coronavirus pandemic, they elected not to proceed.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2019.

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

None

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2019, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2019, our disclosure controls and procedures and internal control over financial reporting were effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 150 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 150 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 150 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 150 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information concerning our directors and officers is incorporated by reference to our Definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 150 days after the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

The following exhibits have previously been filed with the Securities and Exchange Commission on the date indicated.

Exhibit No.	Description	Filed With	Date Filed
EX-2 Exhibits: Plans of Acquisition, Reorganization, Arrangements Liquidations and Successions
2.1	Amended and Restated Agreement and Plan of Merger between CannaPharmaRx, Inc. (DE), CannaPharmaRX, Inc. (CO) and CPHR Acquisition Corp. (subsidiary of Canna DE) dated 4/21/15	8-K Dated 4/21/15	04/24/15

EX-3 Exhibits: Articles of Incorporation/Organization and Bylaws
3-1b	Bylaws of Golden Dragon Holding Co. Adopted 12/31/10	10-K for YE 12/31/13	02/06/14
3.1	Certificate of Amendment of Certificate of Incorporation of Dragon Holding Co. dated 10/22/14 (changing name to CannaPharmaRx, Inc.) dated 10/22/14 filed with Delaware Secretary of State	8-K Dated 10/23/14	10/24/14

EX-10 Exhibits: Material Contracts
10.1	Agreement and Plan of Merger between Golden Dragon Holding Co., CannaPharmaRX, and CPHR Acquisition Corp. (subsidiary of Golden Dragon) dated 5/15/14	8-K Dated 5/15/14	06/04/14
10.2	Form of Exchange Agreement and Representations-exchange shares of CannaPharmaRX, Inc. (DE) to shareholders of CannaPharmaRX, Inc. (CO) (undated)	10-K for FYE 12/31/14	03/31/15
10.1	Confidential Settlement and Release of Claims Agreement between CannaPharmaRX, Inc. and Gary Herick, Gerald Crocker, James Smeeding, Matthew Sherwood and Robert Liess and Gary M. Cohen dated 3/30/15	8-K Dated 3/30/15	04/03/15
10.2	Form of Exchange Agreement, Consent and Representations between-exchange shares of CannaPharmaRX, Inc. (DE) to shareholders of CannaPharmaRX, Inc. (CO) (undated)	10-Q for Quarter Ended 3/31/15	05/14/15
10.3	Securities Purchase Agreement between Alternative Medical Solutions Inc. and Shareholders thereof and CannaPharmaRX, Inc. and Hanover CPMD Acquisition Corp. dated 11/19/18	8-K Dated 11/19/18	11/21/18
10.4	Form of Registration Rights Agreement	10-K for FYE 12/31/18	04/03/2019
10.5	Form of Convertible Debenture	10-K for FYE 12/31/18	04/03/2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: May 27, 2020	By:	s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	s/ John Cassels
John Cassels, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 27, 2020.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Matt Nicosia

Matt Nicosia, Director

s/ James Samuelson

James Samuelson, Director

s/ Marc R. Branson

Marc R. Branson, Director

s/ Richard D. Orman

Richard D. Orman, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CannaPharmaRx, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

May 26, 2020

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$1,547	$464,118
Deposit	1,308,830	–
HST Receivable	28,361	–
Prepaid expenses	592,473	134,689
Total current assets	1,931,211	598,807

Construction in progress	1,540,918	1,426,922
Land	143,201	136,338
Office equipment	3,978	–
Investments	4,193,597	–
Intangible assets	1,834,176	1,871,000
Goodwill	6,370,333	6,065,014
Total Assets	$16,017,414	$10,098,081

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$902,854	$766,203
Accounts payable related party	154,291	9,000
Accrued interest	27,630	68,052
Mortgages payable	–	476,450
Accrued legal settlement	190,000	190,000
Accrued expense - related party	606,356	150,000
Notes payable current	1,090,794	–
Convertible Notes -net of discount	552,603	2,072,000
Loan payable - related party	427,805	19,758
Total current liabilities	3,952,333	3,751,463
Notes payable long-term	7,210,883	6,632,917
Total Liabilities	11,163,216	10,384,380

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	60,000	60,000
Preferred Stock Series B, $0.0001 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	475,000	–
Common stock, $0.0001 par value; 300,000,000 shares authorized, 36,486,999 and 18,942,506 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	3,649	1,894
Treasury stock, 133,200 and -0- shares as of December 31, 2019 and December 31, 2018, respectively	(13)	–
Additional paid in capital	61,619,415	36,642,275
Retained earnings (deficit)	(57,441,549)	(36,990,469)
Accumulated other comprehensive income (loss)	137,696	–
Total Stockholders' Equity (Deficit)	4,854,198	(286,299)
Total Liabilities and Stockholders' (Equity)	$16,017,414	$10,098,081

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2019	2018
Revenue	$–	$–

Operating Expenses:
General & administrative	477,887	8,763
Acquisition expenses	5,926,727	47,649
Acquisition expenses -related party	–	373,896
Amortization and depreciation	129,035	–
Stock based compensation	736,186	27,707
Travel and entertainment	109,174	43,443
Rent	30,148	–
Rent- related parties	24,299	9,000
Professional fees	518,970	250,775
Consulting fees	261,352	33,084
Investment write-down	7,070,841	–
Consulting fees-related parties	693,324	160,000
Total operating expenses	15,977,943	954,317
Income (loss) from operations	(15,977,943)	(954,317)

Other income (expense)
Interest (expense)	(4,473,137)	(2,140,052)
Other income	–	63
Other income (expense) net	(4,473,137)	(2,139,989)
Income (loss) before provision for income taxes	(20,451,080)	(3,094,306)
Provision (credit) for income tax	–	–
Net income (loss)	$(20,451,080)	$(3,094,306)

Basic and diluted earnings(loss) per common share	$(0.66)	$(0.17)

Weighted average number of shares outstanding	31,174,936	17,963,431

Comprehensive loss:
Net income (loss)	$(20,451,080)	$(3,094,306)
Foreign currency translation adjustment	137,696	–
Comprehensive income (loss)	$(20,313,386)	$(3,094,306)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive income	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	(loss)	Deficit
Balances at January 1, 2018	–	$–	–	$–	17,960,741	$1,796	–	$–	$32,930,067	$(33,896,163)	$–	$(964,300)

Net loss	–	–	–	–	–	–	–	–	–	(3,094,306)	–	(3,094,306)
Issuance of Series A Preferred Stock	60,000	60,000	–	–	–	–	–	–	–	–	–	60,000
Recognition of beneficial conversion feature on convertible debentures	–	–	–	–	–	–	–	–	2,072,000	–	–	2,072,000
Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	27,707	–	–	27,707
Shares issued in connection with the acquisition of AMS	–	–	–	–	981,765	98	–	–	1,612,502	–	–	1,612,600
Balances at December 31, 2018	60,000	$60,000	–	$–	18,942,506	$1,894	–	$–	$36,642,276	$(36,990,469)	$–	$(286,299)

Net loss	–	–	–	–	–	–	–	–	–	(20,451,080)	–	(20,451,080)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	137,696	137,696
Issuance of Series B Preferred Stock	–	–	475,000	475,000	–	–	–	–	–	–	–	475,000
Conversion of convertible notes and accrued interest into common shares	–	–	–	–	5,505,530	551	–	–	2,201,662	–	–	2,202,213
Issuance of common stock to purchase non-controlling interest in GNS	–	–	–	–	7,988,963	799	–	–	11,263,639	–	–	11,264,438
Stock based compensation related to warrant issuances	–	–	–	–	0	–	–	–	736,186	–	–	736,186
Issuance of common shares in connection with the issuance of convertible debentures	–	–	–	–	1,550,000	155	–	–	5,074,845	–	–	5,075,000
Repurchase of shares from investor	–	–	–	–	–	–	133,200	(13)	(98,942)	–	–	(98,955)
Issuance of common shares for acquisition fees	–	–	–	–	2,500,000	250	–	–	5,799,749	–	–	5,799,999
Balances at December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(20,451,080)	$(3,094,306)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	736,186	27,707
Amortization of intangible assets	128,256	–
Loss on investments	7,070,841	–
Depreciation	779	–
Amortization of debt discount	4,434,751	2,072,000
Acquisition consideration paid in common stock	5,800,000	–
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	(1,869,283)	(134,689)
Accrued interest	27,630	68,052
Mortgages payable	(500,435)	–
Accounts payable related party	145,291	9,000
Accrued expense related party	456,356	–
Accounts payable and accrued expense	225,937	111,100
Net cash provided by (used for) operating activities	(3,794,771)	(941,136)

Cash Flows From Investing Activities:
Purchase of fixed assets	(4,774)	–
Cash paid for the acquisition of AMS	–	(726,746)
Capitalized mortgage interest and changes in construction in progress	(42,163)	–
Net cash provided by (used for) investing activities	(46,937)	(726,746)

Cash Flows From Financing Activities:	–
Proceeds from the sale of convertible notes	1,550,000	2,072,000
Proceeds from the sale of notes payable	1,050,000	–
Purchase of treasury shares	(98,955)	–
Proceeds from related party loans	290,400	–
Proceeds from the sale of preferred stock	475,000	60,000
Net cash provided by (used for) financing activities	3,266,445	2,132,000

Effect of exchange rates on cash and cash equivalents	112,692	–
Net Increase (Decrease) In Cash	(575,263)	464,118
Cash At The Beginning Of The Period	464,118	–
Cash At The End Of The Period	$1,547	$464,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$66,016	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related to the acquisition of AMS	$–	$1,612,600
Debt issued related to the acquisition of AMS	$–	$6,632,917
Other accrued consideration related to the acquisition of AMS	$–	$527,010
Common stock issued related to investment in Great Northern Cannabis	$11,264,438	$–
Common stock issued to convert convertible notes and accrued interest into equity	$2,202,213	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

History

The Company was originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” It changed its name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006. On December 21, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, the Company sold its entire business, and all of its assets, for the benefit of its creditors. After the sale, the Company still had liabilities of $8.4 million and was subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of the Company’s then remaining directors resigned. On March 13, 2001, the Company had no business or source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated its duty to file reports under securities law. In February 2008, after filing of a Form 10 registration statement pursuant to the Securities Exchange Act of 1934, as amended, we were re-listed on the OTC Bulletin Board.

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

In April 2016, the Company ceased operations. As a result, the Company was then considered a “shell” company as defined under the Securities Exchange Act of 1934, as amended, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

Effective December 31, 2018, the Company and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed, wholly-owned subsidiary, entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders, wherein the Company acquired all of the issued and outstanding securities of AMS. AMS is a corporation organized under the laws of the Province of Ontario, Canada. It is a late-stage marijuana licensed producer applicant in Canada. It is currently in the Pre-License Inspection and Licensing phase, which is Stage 5 of 6, with a fully approved license. Upon completion of the final construction of the facility, Health Canada will inspect the facility and relevant operating procedures to ensure it meets the standards that have been approved in the application. At the completion of the licensing stage. AMS will receive a license to begin the cultivation of marijuana. There can be no assurances that the Company will receive this license.

The facility is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada.  To date, the exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow the Company estimates that it will require approximately CAD$20.0 million in additional financing which it may seek to raise via equity and debt. There can be no assurances that the Company will successfully raise the financing required to complete the construction of the facility and begin cultivation.

As a result of the completion of the acquisition of AMS, on December 31, 2018, the Company no longer fit the definition of a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. It filed the required disclosure on Form 8-K/A with the SEC on February 14, 2019 advising that it was no longer a shell company pursuant to the aforesaid Rule.

Effective February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who is now the Company’s President and CEO. These shares and warrants, when exercised, will represent 5% and 3%, respectively, of the issued and outstanding stock of GN. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all of the issued and outstanding stock of GN. The Company anticipates making additional purchases of stock from other shareholders of GN.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because the Company is a minority shareholder of GN and GN is a privately held company, the Company cannot confirm that the information it currently has on GN’s operations is complete or fully reliable. The Company has been verbally advised that, once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 GN commenced cultivation activities and began generating revenues during the first calendar quarter of 2020. Additionally, it is the Company’s current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. Neither the Company nor GN have any firm commitment to provide any of the funds necessary for expansion as of the date of this Report. The Company expect that it will obtain additional information on the business activities of GN once it renews discussions to acquire additional interests and can perform its due diligence.

Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”). These companies are the current owners of the Sunniva Canada Campus, which includes construction assets for a planned 759,000 square-foot greenhouse located on an approximately 114-acre property in Okanagan Falls, British Columbia.

On March 16, 2020, the Company and Sunniva entered into a third amendment to the agreement, again amending the terms of the purchase price and resetting the proposed closing date of this transaction to be on or before March 31, 2020. The purchase price was amended to CAD $12.9 million in cash and CAD $7.1 million through the issuance of 3,566,687 of the Company’s newly created Series C Convertible, Redeemable Preferred Shares (the “Consideration Shares”). The Consideration Shares will pay an 8% cumulative dividend, are convertible into shares of the Company’s Common Stock and will give certain retraction rights based on the Company’s future capital raises. As of the date of this Report the transaction had not closed but both parties to the Agreement continue to work diligently to get the transaction closed. See Note 16, Subsequent Events, below.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company cash and cash equivalents totaled $1,547 and $464,118, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2019, and December 31, 2018, the Company determined that it had no items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. For the periods ended December 31, 2019 and 2018, the Company had no derivative instruments.

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

Harmonized Sales Tax

The Harmonized Sales Tax (“HST”) is a combination of the Canadian Goods and Services Tax (“GST”) and Provincial Sales Tax (“PST”) that is applied to taxable goods and services. By fusing sales tax at the federal level with sales tax at the provincial level, the participating provinces harmonized both taxes into a single federal-provincial sales tax. HST is a consumption tax paid by the consumer at the point of sale (POS). The vendor or seller collects the tax proceeds from consumers by adding the HST rate to the cost of goods and services. They then remit the total collected tax to the government periodically.

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

Capital Assets- Construction In Progress

As of December 31, 2019, and 2018, the Company had $1,540,918 and 1,426,922 in construction in progress (“CIP”), respectively, comprised entirely of the building acquired relating to the acquisition of AMS. The Company did not record any depreciation expense on CIP for the years ended December 31, 2019, and December 31, 2018.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. Stock options outstanding at December 31, 2019, to purchase 750,000 shares of common stock are excluded from the calculations of diluted net loss per share since their effect is anti-dilutive.

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

Goodwill and indefinite-lived assets are not amortized but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures, and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests.

The Company performed its annual fair value assessment on December 31, 2019, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined that no impairment exists.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2019, and on December 31, 2018, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no such adjustments in the periods ended December 31, 2019, or December 31, 2018.

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

Business Segments

The Company’s activities during the year ended December 31, 2019, comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company adopted ASC 842 on January 1, 2019. However, the adoption of the standard had no impact on the Company’s financial statements since all Company leases are month to month, or short-term rental.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of December 31, 2019, and 2018, the Company had $1,547 and $464,118 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of December 31, 2019, the Company had outstanding liabilities totaling $11,163,216 and a retained earnings deficit of $57,441,549. The Company had a working capital deficit of $2,021,122 on December 31, 2019.

In the Company’s financial statements for the fiscal years ended December 31, 2019, and 2018, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on its current financial projections, the Company believes it does not have sufficient existing cash resources to fund its current limited operations.

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

As of December 31, 2019, and December 31, 2018, the Company had deposits of $1,308,830 and $-0-, respectively. The $1,308,830 deposit is non-refundable and will be credited against the purchase price of the Sunniva acquisition (referenced throughout this Report) if it is successfully consummated.

NOTE 4.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses at December 31, 2019, and December 31, 2018:

	December 31, 2019	December 31, 2018

Prepaid stock purchase (a)	$–	$98,955
Prepaid expenses	236,742	–
Prepaid acquisition expenses-Sunniva	355,731	–
Prepaid interest (b)	–	35,734
Total	$592,473	$134,689

(a)	Represented money held in escrow to purchase Company stock held by the Sellers of AMS under the terms of the Securities Purchase Agreement for the acquisition of AMS

(b)

For 2018, $35,734 represented six months of prepaid interest on a mortgage assumed by the Company under the terms of the acquisition of AMS. In June 2019 the Company received a $1,000,000 in proceeds from Note Payable to Koze Investments, LLC (“Koze”). Under the terms of this agreement the Company prepaid $59,220 which represented six months of prepaid interest on a mortgage assumed by the Company under the terms of the acquisition of AMS. This amount has been capitalized in full as an addition to construction in progress for the year ended December 31, 2019.

NOTE 5.	INVESTMENT

On February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock from a former officer and shareholder of GN. On the date of purchase, the Company’s Common Stock was trading at $1.41 which values the purchase at $11,264,438. For balance sheet purposes the Company has treated this purchase using the cost method because the purchase consists of an investment in a private company in which the Company does not have the ability to exercise significant influence over GN’s operating and financial activities.

The Company conducted an impairment test on December 31, 2019, and determined that an impairment existed resulting in a write-down of the investment by $7,070,841 to a current value of $4,193,597.

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2019, and December 31, 2018:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Computers, software, and office equipment	$4,757	$(779)	$3,978	$–	$–	$–
Land	143,201	–	143,201	136,338	–	–
Construction in progress	1,540,918	–	1,540,918	1,426,922	–	–
Total fixed assets	$1,688,876	$(779)	$1,688,097	$1,563,260	$–	$–

For the years ended December 31, 2019, and 2018, the Company recorded depreciation expense of $779 and $-0- respectively.

As of December 31, 2019 and December 31, 2018, the Company had $1,540,918 and $1,426,922, respectively, in construction in progress. Land was valued at $143,201 for both periods. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, the exterior construction of the building has been completed, however, no interior construction has begun.

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

As of December 31, 2019, and December 31, 2018, the Company had $6,370,333 and $6,065,014 in goodwill, respectively. Additionally, the Company had $1,834,176 and $1,871,000 in intangible assets, respectively, for the same periods ended December 31, 2019, and 2018, respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which is being amortized over a fifteen-year period or $124,733 per year.

The Company did not record any amortization expense for the year ended December 31, 2018, because the acquisition of AMS was consummated on the last day of the Company’s year ended December 31, 2018. The Company began recording amortization expense on January 1, 2019. Amortization expense for the years ended December 31, 2019, and 2018 were $128,256 and $-0- respectively.

NOTE 9.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2019, and December 31, 2018.

	December 31, 2019	December 31, 2018

Accounts payable and accrued expenses	$902,854	$766,203
Accrued interest (a)	27,630	68,052
Mortgages payable (b)	–	476,450
Accrued legal settlement (c)	190,000	190,000
Total accounts payable and accrued liabilities	$1,120,484	$1,500,705

(a)	Represents interest accrued on the outstanding convertible notes -see Note 12, Notes Payable

(b)	Pursuant to the acquisition of AMS, the Company assumed the mortgage on the construction in progress. The mortgage was an interest-only instrument at an interest rate of 15% due and payable on December 31, 2019. In July 2019, the Company paid off the mortgage from the proceeds of a USD$1.0 million one year 12% Note with Koze Investments. See Note 12, Notes Payable. As a condition for entering into the Note, Koze required the Company to prepay approximately $60,000, or six months' worth of interest. There was no prepaid interest on the Note as of December 31, 2019.

(c)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 10.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on December 31, 2019, and December 31, 2018.

	December 31, 2019	December 31, 2018

Accounts payable and accrued payroll, related party(a)	$582,096	$28,758
Accrued expense - related party(b)	606,356	150,000
Total accounts payable and accrued liabilities	$1,188,452	$178,758

(a)	Accounts payable and accrued payroll-related parties as of December 31, 2019, is comprised of the following:

Interest-free loans of $75,000 and $250,000 from James Samuelson, a director and the Company’s CEO and a director, respectively, amounting to a total of $325,000, accrued salaries for officers and employees of $154,291, and $102,805 of accounts payable due to officers and employees.

(b) Accrued expense related parties of $606,356 is comprised of bonuses and fees due to current and former directors and officers of the Company. As of December 30, 2019, and December 31, 2018, there was $150,000 due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

From April 1, 2018 through March 2019, the Company’s principal place of business was located at 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space was provided to the Company on a twelve-month term by a company of which Mr. Nicosia, one of the Company’s directors, serves of the President and CEO. The monthly rent at that location was $1,000, however, as of the date of this report, the Company has not made any rent payments and continues to accrue those amounts as accounts payable.

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

Effective March 22, 2019, the Company changed its principal place of business and leases three offices at 3600 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

See Note 16, Subsequent Events, below, for additional related party transactions.

NOTE 11.	CONVERTIBLE NOTES

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2019, and December 31, 2018:

	December 31, 2019	December 31, 2018

Principal value of convertible notes	$1,550,000	$2,072,000
Note discount	(997,397)	–
Total convertible notes, net current	$552,603	$2,072,000

In July 2018, the Company commenced an offering of up to $2 million of one-year maturity convertible notes (“Notes”). The maximum amount under the Offering was subsequently increased to $2,500,000 These Notes carried both a voluntary conversion feature and an automatic conversion feature. The Notes carried an interest rate of 12% and are convertible into shares of the Company’s Common Stock.

Through the period ended December 31, 2018, the Company had received $2,072,000 in proceeds from the sale of convertible notes to 35 accredited investors. No proceeds were received from convertible notes during the year ended December 31, 2019.

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

On July 8, 2019, the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“a Convertible Note”), which mature one year from the date of issuance and accrue interest at 5% per annum. These Convertible Notes are convertible into shares of the Company’s Common Stock at a conversion price of $1.00 per share. During the year ended December 31, 2019, the Company issued 31 Units in this offering for get proceeds of $1,550,000 to six accredited investors. Since the Company’s stock price exceeded the conversion feature of the Convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,550,000 which was charged to interest expense with an offset to paid-in capital.

In addition, the 1,550,000 shares of Common Stock included in the Unites were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes or, $3,525,000, was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over the three year period from the date of the Note to the maturity date. The Company recorded $552,602 in interest expense related to the amortization of note discount during the year ended December 31, 2019.

NOTE 12.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2019, and December 31, 2018:

	December 31, 2019	December 31, 2018
Principal value of Promissory Note	$8,789,794	$7,330,000
Loan discounts	(488,117)	(697,083)
Less: Current portion, net of discount	(1,090,794)	–
Promissory Note, long term net of discount	$7,210,883	$6,632,917

Pursuant to the terms of the Securities Purchase Agreement with AMS the Company issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the Company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate, or December 31, 2021.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the year ended December 31, 2019, the Company recorded $317,000 in interest expense related to the amortization of the note discount. No interest expense was recorded in 2018 since the acquisition occurred on December 31, 2018.

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze payable in full on June 27, 2020. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of the Company’s Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000.

NOTE 13.	INCOME TAXES

As of December 31, 2019, the Company has approximately $57,000,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of December 31, 2019, the Company has no unrecognized income tax benefits.

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

In March 2019, the Company temporarily moved its principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company rented under an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President, and a director. This location consists of approximately 500 sq. feet. The Company continues to occupy this location as of the date of this Report and pays a monthly rent of $1,500 (CAD).

Effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 3600 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

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

On October 2, 2019, the Company entered into an Extension Agreement with Sunniva wherein Sunniva has agreed to amend the settlement of the purchase price to CAD $16.0 million in cash and CAD $4.0 million by way of the Company’s issuance of a promissory note from the previous all-cash settlement of CAD $20.0 million. Sunniva received an incremental non-refundable deposit of CAD $700,000 as part of the amended terms, which will be applied to the purchase price at closing and the closing date was amended to October 31, 2019. As of the date of this Report, the Company is engaged in discussions with Sunniva to extend the closing date to November 30, 2019.

On March 16, 2020, the Company and Sunniva entered into a third amendment to the agreement, again amending the terms of the purchase price and resetting the proposed closing date of this transaction to be on or before March 31, 2020. The purchase price was amended to CAD $12.9 million in cash and CAD $7.1 million through the issuance of 3,566,687 of the Company’s newly created Series C Convertible, Redeemable Preferred Shares (the “Consideration Shares”). The Consideration Shares will pay an 8% cumulative dividend, are convertible into shares of the Company’s Common Stock and will give certain retraction rights based on the Company’s future capital raises.

Although the transaction had not closed as of the date of this Report, both parties remain committed to closing the transaction.

NOTE 15.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of one or more series of Preferred Stock, par value of $0.0001 per share. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Series A Preferred Stock

In April 2018, the Company issued 60,000 shares of its Series A Convertible Preferred Stock at a price of $1.00 per share to certain investors who then became members of the board of directors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of Common Stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

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

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2019, and December 31, 2018, respectively.

Series B Preferred Stock / Common Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering was offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. This Offering was closed at the end of August 2019. As of December 31, 2019, the Company had accepted $475,000 in subscriptions in this Offering.

There were 475,000 and -0- shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2019, and December 31, 2018, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2019, and December 31, 2018, 36,486,999 and 18,942,506 shares of Common Stock were issued and outstanding, respectively.

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

Unit Offering

On July 8, 2019, the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“a Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Convertible Notes are convertible into one share of the Company’s Common Stock at a conversion price of $1.00 per share. During the year ended December 31, 2019, the Company issued 31 Units, including $1,550,000 in Convertible Notes to six accredited investors. Since the Company’s stock price exceeded the conversion feature of the Unit convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,550,000 which was charged to interest expense with an offset to paid-in capital.

Additionally, 1.55 million shares of Common Stock were issued in connection with the sale of the Units which were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes or, $3,525,000 was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over a one year period. $552,602 in interest expense related to this discount was recorded during the year ended December 31, 2019.

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

Shares Reserved for Issuance

As of December 31, 2019, the Company had 80,124,750 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 750,000 Common Shares upon the exercise of stock options, 1,550,000 shares issuable upon a conversion of the Convertible Notes and 2,344,750 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the year ended December 31, 2019, and December 31, 2018, the Company did not record any stock-based compensation expense related to stock options. As of December 31, 2019 the only option outstanding was held by a former officer who had 750,000 vested options to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. This stock option expires on November 1, 2024.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on December 31, 2019, and December 31, 2018:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)

Warrants outstanding, January 1, 2018	–	–	–
Warrants issued	350,000	$0.57	–
Warrants outstanding, December 31, 2018	350,000	$0.57	1.87
Warrants issued (a)	1,519,750	$1.01	2.34
Warrants outstanding December 31, 2019	1,869,750	$0.93	2.25

Stock purchase warrants are exercisable for a period of two-five years from the date of issuance.

(a)	The number of warrants reflected in this table does not include 475,000 warrants that were issued at various times during 2019 in connection with the issuance of the Company’s Series B Preferred stock. These warrants are exercisable for a period of three years at a strike price of $2.00 per share. The Company accounts for warrants issued to purchase shares of its common stock or preferred stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Therefore, no stock-based compensation expense was recorded for the issuance of these 475,000 warrants.

The value of the stock purchase warrants for the periods ended December 31, 2019, and December 31, 2018, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	1.75 - 2.91%
Volatility range (3)	1.23% - 442.92%
Expected life (in years)	2.00 - 5.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s Common Stock is based on trading activity for the previous three year period ended at each stock purchase warrant contract date.

NOTE 16.	SUBSEQUENT EVENTS

On January 8, 2020, the Company issued two $100,000 Senior OID Convertible Promissory Notes (“OID Notes) to two accredited investors (“Holders”) and received $190,000 in proceeds. Under the provisions of the OID Notes, each Holder was granted the right are their sole discretion to fund up to another $150,000 each under the same terms. The maturity date for each additional tranche of this OID Note funded shall be twelve (12) months from the date of funding.

These Notes were issued with a one-year maturity date, an 8% interest rate. The OID Notes are convertible into the Company’s Common Stock at a price equivalent to; the lower of $1.25/share at any time after 180 days, or 75% times the lowest closing price of Common Stock for 20 consecutive trading days prior to conversion. In the event of a change of control, the conversion price is 75% of the closing price. The Company has the right to Redeem these Notes at any time prior to maturity at 110% multiplied by the principal plus accrued interest plus outstanding accrued interest plus default interest if any. These OID Notes which also include anti-dilution features are senior obligations with priority over future debt, excluding mortgage debt.

On February 27, 2020, the Company issued another OID Note for $160,000 to a third accredited investor under comparable terms and received proceeds of $152,000. This Note is convertible into common stock at a price equivalent to; the lower of $1.25/share for the first 180 days from issuance, seventy-five percent (75%) of the lowest closing price of the Company’s Common Stock during the twenty (20) trading days immediately preceding Conversion Date. At issuance, the Company delivered a stock certificate representing half the Purchase Price in a restricted form (the “Returnable Shares”) in the name of the investor (153,940 shares based on the low closing price of $0.812). The Returnable Shares will only be returned to the Company’s treasury if the Note is prepaid in full within the initial 180 days after issuance.

These OID notes are considered to be derivative financial instruments and will create a derivative liability in its financial statements for the period ended March 31, 2020.

On March 16, 2020, the Company and Sunniva entered into a third amendment to the agreement, again amending the terms of the purchase price and resetting the proposed closing date of this transaction to be on or before March 31, 2020. The purchase price was amended to CAD $12.9 million in cash and CAD $7.1 million through the issuance of 3,566,687 of the Company’s newly created Series C Convertible, Redeemable Preferred Shares (the “Consideration Shares”). The Consideration Shares will pay an 8% cumulative dividend, are convertible into shares of the Company’s Common Stock and will give certain retraction rights based on the Company’s future capital raises.

On March 31, 2020, the Company issued an OID Note for $78,000 to an accredited investor under comparable terms and received proceeds of $75,000.

On May 22, 2020, the Company received a Letter of Interest from InSpire Capital and its assigns wherein they have agreed to loan the Company the principal sum of CAD $6.5 million to purchase the Sunniva property. The loan will be for a term of one year and accrue interest at the rate of 12% per annum, with a requirement that the Company make monthly interest payments of CAD $64,000. The Company is also obligated to pay a Lender Fee and Brokerage Fee of CAD $455,000 each at closing, along with a co-broker fee of CAD $260,000 and legal fees. The Company paid a non-refundable fee of CAD $30,000 upon execution. The Company borrowed CAD $20,000 of this fee from two of its officers on an interest free basis, which loans are due on demand.

