Form 10-K/A
period 2019-12-31
CANNAPHARMARX, INC.
filed 2020-06-22
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K filed May 27, 2020 (the “Original Report”) is being filed to include the information below regarding our reliance on the SEC’s conditional exemptive orders issued in response to the Covid-19 pandemic. With the exception of the additional disclosure set forth below, as well as the updated disclosure relating to the termination of the Sunniva Purchase Agreement, all disclosures contained in the Original Report are unchanged.

On March 27, 2020, CannapharmaRx, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

The preparation of the Company’s Annual Report, including financial statements and completion of the auditing process, was delayed by government-imposed quarantines, office closures and travel restrictions, which affected both the Company’s and its service provider’s personnel. Specifically, the Company’s officers reside in Canada, which also was locked down during all applicable periods of time. Its professionals, including its independent accountants, its legal counsel and its internal accounting consultant, all reside in the US. Both the US and Canada have been locked down by the government since early March 2020, due to concerns related to the spread of COVID-19. As a result of these government-imposed quarantines, office closings and travel restrictions, the Company’s accounting personnel and service providers have been delayed in processing certain of its accounting records and receipts required to complete the audit of the Company’s financial statements.

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

Our activities to date have centered around three projects, including (i) the Hanover Project; (ii) the Great Northern Project; and (iii) the acquisition of Sunniva Medical, Inc. On June 8, 2020, we received a notice of termination of the relevant Purchase Agreement with Sunniva. As of the date of this amended Report, we are engaged in discussions with Sunniva about acquiring a portion of the land to be used as a cannabis cultivation facility, but no definitive agreement has been reached.

Hanover Project

Effective November 19, 2018, we entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp., wherein we acquired all of the issued and outstanding securities of AMS. As part of the material terms of this transaction, we also agreed to acquire all of the outstanding shareholder loans held by the principal shareholder of AMS. The purchase price was CAD$12,700,000, of which CAD$1,012,982 was paid at closing and we assumed debt of approximately CAD$650,000. The principal shareholders of AMS elected to receive 971,765 shares of our Common Stock in lieu of CAD$985,000 in additional cash. We granted the holders of these shares “piggyback” registration rights but we have not yet filed a registration statement to cause us to register these shares with the SEC. The balance of approximately CAD$10,000,000 is to be paid pursuant to the terms of a relevant subordinated non-interest bearing promissory note, secured only by the shares acquired in AMS Principal payments under the Promissory Note are due quarterly and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021. As of the date of this report, we are not producing any cannabis on this property. We are currently reviewing our proposed activities on this project. Much of how we elect to proceed will depend upon our success in closing and funding the Sunniva project discussed below. If we are successful in closing and constructing the Sunniva cannabis cultivation facility, we may elect to develop a cannabis extraction facility on this property or sell it.

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

On March 16, 2020, we entered into a third amendment to the agreement with Sunniva, again amending the terms of the purchase price and resetting the proposed closing date of this transaction to be on or before March 31, 2020. The purchase price was again amended to CAD $12.9 million in cash and CAD $7.1 million through the issuance of 3,566,687 of our newly created Series C Convertible, Redeemable Preferred Shares (the “Consideration Shares”) from the previous purchase price of CAD $16.0 million in cash and a note in the principal amount of CAD $4.0 million. The extension agreements lapsed.

Subsequent Event

On June 8, 2020, we received a notice of termination of this Purchase Agreement, as amended, from Sunniva. We are in discussions with Sunniva about recovering our deposit, as well as acquiring a smaller piece of the property. A reduced piece of the property would still accommodate the original footprint of the facility as designed.

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

Great Northern Acquisition

In early 2019 we retained new members of management who are actively engaged in the Canadian cannabis industry, including former management of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”). Not coincidentally, effective February 25, 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN in exchange for an aggregate of 7,988,963 shares of our Common Stock, from our current CEO, who is a former shareholder of GN. We believe this is the initial step in our efforts to acquire all of the issued and outstanding stock of GN. In April 2020 we submitted an offer to GN shareholders holding 3,671,597 shares of GN, offering 1.5 shares of our Common Stock for every one share of GN that is assigned to us. While no assurances can be provided, we anticipate acquiring additional GN interests during the second calendar quarter of 2020, but as of the date of this Report we have no agreement to acquire any additional GN interests.

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

We estimate that in order to complete development of the cultivation facilities we presently own located in Hanover, Ontario, we would require approximately CAD $20 million However, our ability to arrange such financing has been significantly impaired by the collapse of the cannabis sector in late 2019 in addition to the arrival of the COVD19 Pandemic in 2020. If we are successful in closing the Sunniva acquisitions discussed herein we may elect to complete the development of this project. While no decision whether to proceed or not has been made, if we close Sunniva we will either elect to sell this property, or if it makes economic sense, develop an extraction facility.

In addition, as disclosed above, in June we executed an SPA with Sunniva in consideration for the payment of CAD $20 million. In order to fully develop this property we would need to raise both the purchase price, plus approximately CAD $225 million to complete the development of this property.

We had previously reported that we had received a commitment from HB Partners 48, Inc., Toronto, Canada for this financing. However, as a result of several factors unrelated to our business, including the Coronavirus pandemic, they elected not to proceed.

We are also working to arrange other construction financing facilities for the continued development of the properties we intend to acquire from Sunniva, which facility will be converted to a permanent financing facility upon the completion of the Sunniva site improvements. However, while we believe we will be able to obtain such financing, as of the date of this Report we do not have any agreement to provide this construction financing and there are no assurances that we will obtain this financing on reasonable terms, or at all. Failure to obtain this financing will have a negative impact on our ability to implement our business plan described herein.

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

On May 22, 2020, we received a Letter of Interest from InSpire Capital and its assigns wherein they have agreed to loan us the principal sum of CAD $6.5 million to purchase the Sunniva property. The loan will be for a term of one year and accrues interest at the rate of 12% per annum, with a requirement that we make monthly interest payments of CAD $64,000. We are also obligated to pay a Lender Fee and Brokerage Fee of CAD $455,000 each at closing, along with a co-broker fee of CAD $260,000 and legal fees. We paid a fee of CAD $30,000 upon execution. We borrowed CAD $20,000 of this fee from two of our officers on an interest free basis.

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

CANNAPHARMARX, INC.

Dated: June 22, 2020	By:	/s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	/s/ John Cassels
John Cassels, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this amended Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 22, 2020.

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

On March 16, 2020, the Company and Sunniva entered into a third amendment to the agreement, again amending the terms of the purchase price and resetting the proposed closing date of this transaction to be on or before March 31, 2020. The purchase price was amended to CAD $12.9 million in cash and CAD $7.1 million through the issuance of 3,566,687 of the Company’s newly created Series C Convertible, Redeemable Preferred Shares (the “Consideration Shares”). The Consideration Shares will pay an 8% cumulative dividend, are convertible into shares of the Company’s Common Stock and will give certain retraction rights based on the Company’s future capital raises. On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. The Company is in discussions with Sunniva about recovering its deposit, as well as acquiring a smaller segment of the facility. See Note 16, Subsequent Events, below.

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. The Company is in discussions with Sunniva about recovering itsdeposit, as well as acquiring a smaller segment of the facility.

On March 31, 2020, the Company issued an OID Note for $78,000 to an accredited investor under comparable terms and received proceeds of $75,000.

On May 22, 2020, the Company received a Letter of Interest from InSpire Capital and its assigns wherein they have agreed to loan the Company the principal sum of CAD $6.5 million to purchase the Sunniva property. The loan will be for a term of one year and accrue interest at the rate of 12% per annum, with a requirement that the Company make monthly interest payments of CAD $64,000. The Company is also obligated to pay a Lender Fee and Brokerage Fee of CAD $455,000 each at closing, along with a co-broker fee of CAD $260,000 and legal fees. The Company paid a fee of CAD $30,000 upon execution. The Company borrowed CAD $20,000 of this fee from two of its officers on an interest free basis, which loans are due on demand.

