Form 10-Q
period 2020-03-31
CANNAPHARMARX, INC.
filed 2020-06-29
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2020

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

Suite 3600

888 – 3rd Street SW

Calgary, Alberta, CanadaT2P 5C5

(Address of principal executive offices)

949-652-6838

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of June 29, 2020, was 36,640,939 shares.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the three month period ended March 31 2020, is being filed to include the information below regarding our reliance on the SEC’s conditional exemptive orders issued in response to the Covid-19 pandemic.

On May 14, 2020, CannapharmaRx, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

The preparation of the Company’s Quarterly Report was delayed by government-imposed quarantines, office closures and travel restrictions, which affected both the Company and its service provider’s personnel. Specifically, the Company’s officers reside in Canada, which also was locked down during all applicable periods of time. Its professionals, including its independent accountants, its legal counsel and its internal accounting consultant, all reside in the US. Both the US and Canada have been locked down by the government since early March 2020, due to concerns related to the spread of COVID-19. As a result of these government-imposed quarantines, office closings and travel restrictions, the Company’s accounting personnel and service providers have been delayed in processing certain of its business activities and accounting records and receipts required to complete the review of the Company’s unaudited financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS

Current assets
Cash	$83,197	$1,547
Deposit	–	1,308,830
HST Receivable	18,937	28,361
Prepaid expenses	–	592,473
Total current assets	102,134	1,931,211

Construction in progress	1,405,776	1,540,918
Land	131,111	143,201
Office equipment	3,277	3,978
Investments	4,193,597	4,193,597
Intangible assets	1,649,335	1,834,176
Goodwill	5,832,508	6,370,333
Total Assets	$13,317,738	$16,017,414

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,024,051	$902,854
Accounts payable related party	184,754	154,291
Accrued interest	51,850	27,630
Accrued legal settlement	190,000	190,000
Accrued expense - related party	749,307	606,356
Notes payable current	1,050,000	2,800,559
Convertible Notes -net of discount	1,000,268	552,603
Derivative liability	925,484	–
Loan payable - related party	215,158	427,805
Total current liabilities	5,390,873	5,662,098
Notes payable long-term	6,657,957	5,501,118
Total Liabilities	12,048,829	11,163,216

Commitments and contingencies	–	–

Stockholders' Equity
Preferred Stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	60,000	60,000
Preferred Stock Series B, $0.0001 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	475,000	475,000
Common Stock, $0.0001 par value; 300,000,000 shares authorized, 36,640,939 and 36,486,999 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,664	3,649
Treasury stock, 133,200 and -0- shares as of March 31, 2020 and December 31, 2019, respectively	(13)	(13)
Additional paid in capital	62,394,828	61,619,415
Retained earnings (deficit)	(61,656,367)	(57,441,549)
Accumulated other comprehensive income (loss)	(8,203)	137,696
Total Stockholders' Equity (Deficit)	1,268,909	4,854,198
Total Liabilities and Stockholders' (Equity)	$13,317,738	$16,017,414

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,	March 31,
	2020	2019

Revenue	$–	$–

Operating Expenses:
General & administrative	42,328	36,679
Acquisition expenses	1,881,126	25,824
Amortization and depreciation	31,664	32,000
Stock based compensation	206,579	161,334
Travel and entertainment	6,537	27,217
Professional fees	153,729	154,901
Consulting fees	–	238,968
Consulting fees and payroll-related parties	248,046	270,000
Total operating expenses	2,570,009	946,923
Income (loss) from operations	(2,570,009)	(946,923)

Other income (expense)
Interest (expense)	(719,325)	(121,771)
Change in the fair value of derivative liability	(925,484)	–
Other income	–	25
Other income (expense) net	(1,644,809)	(121,746)
Income (loss) before provision for income taxes	(4,214,818)	(1,068,669)
Provision (credit) for income tax	–	–
Net income (loss)	$(4,214,818)	$(1,068,669)

Basic and diluted earnings(loss) per common share	$(0.12)	$(0.05)

Weighted average number of shares outstanding	36,486,999	21,977,928

Comprehensive loss:
Net income (loss)	$(4,214,818)	$(1,068,669)
Foreign currency translation adjustment	(145,898)	(73,552)
Comprehensive income (loss)	$(4,360,716)	$(1,142,221)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(4,214,818)	$(1,068,669)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	206,579	161,334
Amortization of intangible assets	31,664	32,000
Change in the fair value of derivatives	925,484	–
Depreciation	385	–
Amortization of debt discount	634,378	59,611
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses and deposit	1,839,953	115,981
HST Receivable	7,030	–
Accrued interest	24,220	62,160
Notes payable	(31,549)	153,000
Note discount	–	(14,859)
Mortgages payable	–	9,945
Accounts/loan payable related party	–	70,231
Accrued expense related party	142,951	165,000
Accounts payable and accrued expense	68,044	77,750
Net cash (used for) operating activities	(365,680)	(176,516)

Cash Flows from Investing Activities:
Changes in intangible assets	(1,676)	(39,219)
Capitalized mortgage interest and changes in construction in progress	–	(50,402)
Net cash (used for) investing activities	(1,676)	(89,621)

Cash Flows from Financing Activities:
Proceeds from the sale of convertible notes	438,000	–
Purchase of treasury shares	–	(98,955)
Proceeds (repayment of related party loans)	(95,000)	178,000
Net cash provided by financing activities	343,000	79,045

Effect of exchange rates on cash and cash equivalents	106,006	(73,552)
Net Increase (Decrease) In Cash	81,650	(260,644)
Cash at The Beginning Of The Period	1,547	464,118
Cash at The End Of The Period	$83,197	$203,474

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as a financing expense on convertible notes	$130,849	$–
Common stock issued related to investment in Great Northern Cannabis	$–	$11,264,438
Common stock issued to convert convertible notes and accrued interest into equity	$–	$2,202,213

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balances at December 31, 2018	60,000	$60,000	–	$–	18,942,506	$1,894

Net loss	–	–	–	–	–	–

Issuance of Series B Preferred Stock	–	–	178,000	178,000	–	–

Conversion of convertible notes and accrued interest to common shares	–	–	–	–	5,505,530	551

Issuance of shares to purchase non-controlling interest in GN	–	–	–	–	7,988,963	799

Stock-based compensation related to warrant issuance	–	–	–	–	–	–

Repurchase of shares from investor	–	–	–	–	–	–
Balances at March 31, 2019	60,000	$60,000	178,000	$178,000	32,436,999	$3,244

Balance at December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649

Net loss	–	–	–	–	–	–

Change in foreign currency translation	–	–	–	–	–	–

Common stock issued in connection with convertible notes	–	–	–	–	153,940	15

Beneficial conversion feature of note discount	–	–	–	–	–	–

Stock-based compensation related to warrant issuances	–	–	–	–	–	–

Balances at March 31, 2020	60,000	$60,000	475,000	$475,000	36,640,939	$3,664

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

	Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive	Equity/
	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balances at December 31, 2018	–	$–	$36,642,275	$(36,990,469)	$–	$(286,299)

Net loss	–	–	–	(1,068,669)	(73,552)	(1,142,221)

Issuance of Series B Preferred Stock	–	–	–	–	–	178,000

Conversion of convertible notes and accrued interest to common shares	–	–	2,201,662	–	–	2,202,213

Issuance of shares to purchase non-controlling interest in GN	–	–	11,263,639	–	–	11,264,438

Stock based compensation related to warrant issuance	–	–	161,133	–	–	161,133

Repurchase of shares from investor	133,200	(13)	(98,942)	–	–	(98,955)
Balances at March 31, 2019	133,200	$(13)	$50,169,767	$(38,059,138)	$(73,552)	$12,278,309

Balance at December 31, 2019	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss	–	–	–	(4,214,818)	–	(4,214,818)

Change in foreign currency translation	–	–	–	–	(145,898)	(145,898)

Common stock issued in connection with convertible notes	–	–	130,834	–	–	130,849

Beneficial conversion feature of note discount	–	–	438,000	–	–	438,000

Stock based compensation related to warrant issuances	–	–	206,579	–	–	206,579

Balances at March 31, 2020	133,200	$(13)	$62,394,828	$(61,656,367)	$(8,203)	$1,268,909

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Interim Periods Ended March 31, 2020 and 2019

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

History

The Company was originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” It changed its name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006. On December 21, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, the Company sold its entire business, and all of its assets, for the benefit of its creditors. After the sale, the Company still had liabilities of $8.4 million and was subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of the Company’s then remaining directors resigned. On March 13, 2001, the Company had no business or source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million, and had terminated its duty to file reports under securities law. In February 2008, after filing of a Form 10 registration statement pursuant to the Securities Exchange Act of 1934, as amended, we were re-listed on the OTC Bulletin Board.

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

Effective December 31, 2019, the Company and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed, wholly-owned subsidiary, entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders, wherein the Company acquired all of the issued and outstanding securities of AMS. AMS is a corporation organized under the laws of the Province of Ontario, Canada. It is a late-stage marijuana licensed producer applicant in Canada. It is currently in the Pre-License Inspection and Licensing phase, which is Stage 5 of 6, with a fully approved license. Upon completion of the final construction of the facility, Health Canada will inspect the facility and relevant operating procedures to ensure it meets the standards that have been approved in the application. There can be no assurances that the Company will receive this license.

The facility is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada.  To date, the exterior construction of the building has been completed. However, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide an annual production capacity of 9,500 kilos of marijuana (20,900 lbs.). Completion of the build-out of the facility is expected to take an estimated 20 weeks. Together with the remaining equipment needed to complete the grow the Company estimates that it will require approximately CAD$20.0 million in additional financing which it may seek to raise via equity and debt. There can be no assurances that the Company will successfully raise the financing required to complete the construction of the facility and begin cultivation.

As a result of the completion of the acquisition of AMS on December 31, 2019, the Company no longer fit the definition of a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. It filed the required disclosure on Form 8-K/A with the SEC on February 14, 2019, advising that it was no longer a shell company pursuant to the aforesaid Rule.

Effective February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who is now the Company’s President and CEO. These shares and warrants, when exercised, will represent approximately 5% and 3%, respectively, of the issued and outstanding stock of GN. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. The Company anticipates making additional purchases of stock from other shareholders of GN.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because the Company is a minority shareholder of GN and GN is a privately held company, the Company cannot confirm that the information it currently has on GN’s operations is complete or fully reliable. GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019, GN commenced cultivation activities and began generating revenues during the first calendar quarter of 2020. The Company expects that it will obtain additional information on the business activities of GN as it has renewed discussions to acquire additional interests and is performing its due diligence procedures.

Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”) for CAD $16.0 million in cash and a note in the principal amount of CAD $4.0 million. These companies are the current owners of the Sunniva Canada Campus, which includes construction assets for a planned 759,000 square-foot greenhouse located on an approximately 114-acre property in Okanagan Falls, British Columbia.

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, for the three-month interim period ended March 31, 2020, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as banks who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses, as well as acquiring a smaller segment of the Sunniva lands. See Note 16, Subsequent Events, below. The accompanying financial statements as of March 31, 2020, do not reflect, potential recovery amounts related to Sunniva and other parties, if any.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019, and 2018, as presented in the Company’s Form 10-K filed on May 27, 2020 with the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported assets and expenses during the reporting period. The most significant estimates relate to investments, purchase price allocation of acquired assets, impairment of long-lived assets, intangibles, and goodwill. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2020, and December 31, 2019, the Company’s cash and cash equivalents totaled $83,197 and $1,547, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2020, and December 31, 2019, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

During the three months ended March 31, 2020, the Company entered into four convertible note instruments amounting to $438,000 that contained embedded derivative features. As a result, the Company performed a Black Scholes analysis and recorded a derivative liability and an expense amounting to $925,484.

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

Capital Assets- Construction in Progress

As of March 31, 2020, and December 31, 2019, the Company had $1,405,776 and $1,540,918 in construction in progress, respectively, comprised entirely of the construction in progress relating to the building acquired with the acquisition of AMS. Additionally, the Company had $131,111 and $143,201, respectively, in land upon which the construction in process was situated.

Depreciation expense related to the construction in progress amounted to $-0- and $-0- for the periods ended March 31, 2020, and March 31, 2019, respectively.

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

The Company evaluated the recoverability of its long-lived assets on March 31, 2020, and on December 31, 2019, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

Fair Values of Assets and Liabilities

The Company has adopted the guidance under ASC Topic 820 for financial instruments measured on fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Business Segments

The Company’s activities during the three months ended March 31, 2020, and the year ended December 31, 2019, comprised a single segment.

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

As of March 31, 2020 and December 31, 2019, the Company had $83,197 and $1,547 in cash on hand respectively, and no revenue-producing business or other sources of income. Additionally, as of March 31, 2020, the Company had outstanding liabilities totaling $12,048,829 and $102,134 in short term liquid assets.

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

As of March 31, 2020, and December 31, 2019, the Company had deposits of $-0- and $1,308,830 respectively. The $1,308,830 which was non-refundable and was intended to be credited against the purchase price of the Sunniva acquisition (referenced throughout this Report) if it had been successfully consummated. This balance was written off by the Company due to the termination of the Sunniva Purchase Agreement on June 8, 2020.

NOTE 4.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Prepaid interest acquisition expenses-Sunniva	$–	$592,473
Total	$–	$592,473

The prepaid acquisition expenses for Sunniva were written off during the period ended March 31, 2020 due to the termination of the Sunniva Agreement on June 8, 2020.

NOTE 5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted the guidance under ASC Topic 820 for financial instruments measured on a fair value on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

●	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally cash, accounts payable, and accrued liabilities. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. Also, the fair value of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes simulation model.

The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$925,484	$925,484

NOTE 6.	INVESTMENT

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

The Company conducted an impairment test on December 31, 2019 and determined that an impairment existed resulting in a write-down of the investment by $7,070,841 to a current value of $4,193,597.

Additionally, the Company conducted an impairment test at March 31, 2020, and determined that no further impairment existed.

NOTE 7.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2020, and December 31, 2019:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Computers, software, and office equipment	$4,371	$(1,094)	3,277	$4,757	$(779)	$3,978
Land	131,111	–	131,111	143,201	–	143,201
Construction in progress	1,405,776	–	1,405,776	1,540,918	–	1,540,918
Total fixed assets	$1,541,258	$(1,094)	1,540,164	$1,688,876	$(779)	$1,688,097

For the three months ended March 31, 2020, and 2019, the Company recorded depreciation expense of $385 and $-0-, respectively.

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

NOTE 8.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2020 and December 31, 2019, the Company had $5,832,508 in goodwill and $1,649,335 in intangible assets, compared to $6,370,333 and $1,834,176 respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which will be amortized over a fifteen-year period or approximately $124,733 per year.

The Company has recorded amortization expense of $31,349 and $32,000 respectively, for the three months ended March 31, 2020, and March 31, 2019.

NOTE 9.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019

Accounts payable and accrued expenses	$1,024,051	$902,854
Accrued interest (a)	51,850	27,630
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$1,265,901	$1,120,484

(a)	Represents interest accrued on the outstanding convertible notes -see Note 12, Notes Payable

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 10.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019

Accounts payable and accrued payroll related party(a)	$399,912	$582,096
Accrued expense - related party (b)	749,307	606,356
Total accounts payable and accrued liabilities	$1,149,219	1,188,452

(a)	Accounts payable and accrued payroll-related parties as of March 31, 2020, is comprised of the following:

Interest-free loans of $75,000 and $140,158 from a director and the Company’s CEO and a director, respectively, amounting to a total of $215,158, accrued salaries for officers and employees of $184,754.

(b) Accrued expense related parties of $749,307 is comprised of accrued bonuses and fees due to current and former directors and officers of the Company. As of March 31, 2020, there was $150,000 included in the $748,307 amount due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

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

Effective on March 1, 2019, the Company changed its principal place of business to Suite 206 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company has rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President and a director. This location consists of approximately 500 sq. feet. The Company paid a monthly rent of $1,500 (CAD).

Effective March 22, 2019, the Company changed its principal place of business and leases three offices at 3600 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

See Note 16, Subsequent Events, below, for additional related party transactions.

NOTE 11.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Principal value of convertible notes	$1,988,000	$1,550,000
Note discount	(987,732)	(997,397)
Total convertible notes, net current	$1,000,268	$522,603

In July 2018, the Company commenced an offering of up to $2 million of one-year maturity convertible notes (“Notes”). The maximum amount under the Offering was subsequently increased to $2,500,000 These Notes carried both a voluntary conversion feature and an automatic conversion feature. The Notes carried an interest rate of 12% and are convertible into shares of the Company’s Common Stock.

Through the period ended December 31, 2018, the Company had received $2,072,000 in proceeds from the sale of convertible notes to 35 accredited investors. No proceeds were received from convertible notes during the year ended December 31, 2019 or during the three month period ended March 31, 2020.

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

On July 8, 2019, the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“a Convertible Note”), which mature one year from the date of issuance and accrue interest at 5% per annum. These Convertible Notes are convertible into shares of the Company’s Common Stock at a conversion price of $1.00 per share. During the year ended December 31, 2019, the Company issued 31 Units in this offering for and received proceeds of $1,550,000 from six accredited investors. Since the Company’s stock price exceeded the conversion feature of the Convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,550,000 which was charged to interest expense with an offset to paid-in capital.

In addition, the 5,505,530 shares of Common Stock included in the Units were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes or, $3,525,000, was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over the three year period from the date of the Note to the maturity date. The Company recorded $552,602 in interest expense related to the amortization of note discount during the year ended December 31, 2019. During the three months ended March 31, 2020 the Company recorded $19,322 in interest expense on these Notes and amortized $386,438 of note discount which was charged to interest expense. As of March 31, 2020, there was $46,952 in accrued interest on these notes, and $610,959 in unamortized note discount related to these notes.

During the three months ended March 31, 2020, the Company issued $438,000 in unsecured 8% convertible notes to four accredited investors. Under the terms of each convertible note, the investors received the right to convert their to common stock commencing six months after the date of issuance at 75% of the lowest closing price for the Company’s common measured 20 business days prior to conversion. Additionally, these notes were issued with an original issue discount of $18,000 which were immediately expensed. One of the noteholders also received 153,940 “returnable” shares in connection with issuance of the convertible notes. These shares are returnable to the Company if the underlying convertible note ($160,000) is redeemed before the passage of 180 days.

Based on the Company’s current financial condition, management determined it was unlikely that these notes would be refinanced before the noteholders had the opportunity to convert their note to common shares. As a result the Company determined that each of the notes had embedded derivative features which were likely to be exercised. The Company recorded a note discount of $438,000 on these notes and expensed the stock issuance as a financing cost in the amount of $130,849 related to the issuance of the 153,940 shares describe above. During the three months ended March 31, 2020, the Company recorded $4,898 in interest expense on these four new notes and amortized $61,227 of note discount which was charged to interest expense. As of March 31, 2020, there was $4,898 in accrued interest on these notes, and $376,773 in unamortized mote discount related to these notes.

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described above were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2020, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

March 31, 2020

Exercise Price	$0.0003–0.035
Stock Price	$0.0006
Risk-free interest rate	.19%-1.55%
Expected volatility	133.80%-443.00%
Expected life (in years)	1.00
Expected dividend yield	0%
Fair Value:	$925,484

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

During the three months ended March 31, 2020, the Company recognized a loss of $925,484 as other expense, which represented the net change in the value of the derivative liability.

NOTE 12.	NOTES PAYABLE

The following tables set forth the components of the Company’s secured notes payable as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Principal value of Promissory Notes	$8,099,000	8,789,794
Loan discounts	(391,043)	(488,117)
Less: current portion	(1,050,000)	(1,090,794)
Promissory Notes, long term net of discount	$6,657,957	7,210,883

Pursuant to the terms of the Securities Purchase Agreement with AMS the Company issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the Company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate, or December 31, 2021. Since AMS had not received its cultivation license as of March 31, 2020, the Note Payable will have a maturity date of December 31, 2021.

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

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. The Company is currently in discussions with Koze to extend the maturity date of the Note. While the Company believes it will be successful in extending the maturity date, there are no assurances this will occur. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of the Company’s Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000.

NOTE 13.	INCOME TAXES

As of March 31, 2020, the Company has approximately $61,000,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of March 31, 2020, the Company has no unrecognized income tax benefits.

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

Effective March 22, 2019, the Company moved into a new principal place of business and entered into a lease agreement to lease three offices at Suite 3600, 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

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

Series A Preferred Stock

In April 2018, the Company issued 60,000 shares of its Series A Convertible Preferred Stock at a price of $1.00 per share to certain investors who then became members of management and the board of directors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of Common Stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

•	entitles the holder thereof to 1,250 votes on all matters submitted to a vote of the shareholders:

•	The holders of outstanding Series A Convertible Preferred Stock shall only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s Common Stock, whereupon the holders of the Series A Convertible Preferred Stock shall receive a dividend on the number of shares of Common Stock into which each share of Series A Convertible Preferred Stock is convertible;

•	Each Series A Preferred Share is convertible into 1,250 shares of Common Stock;

•	not redeemable.

The beneficial conversion (“BCF”) feature attributed to the purchase of Preferred Stock was deemed to have no value on the date of purchase because there was no public trading market for the Convertible Preferred Stock, and none is expected to develop in the future. Therefore, the BCF related to the Preferred Shares was considered to have no value on the date of issuance.

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2020, and December 31, 2019, respectively.

Series B Preferred Stock / Common Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. this Offering was closed at the end of August 2019. As of March 31, 2020, the Company had accepted $475,000 in subscriptions in this offering.

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2020, and December 31, 2019, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2020, and December 31, 2019, 36,640,030 and 36,486,999 shares of Common Stock were issued and outstanding, respectively.

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

Unit Offering

On July 8, 2019 the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“Unit Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Unit Convertible Notes are convertible into one share of the Company’s Common stock at a conversion price of $1.00 per share. During the three months ended March 31, 2020, the Company issued $1,200,000 in Unit Convertible Notes to two accredited investors. Since the Company’s stock price exceeded the conversion feature of the Unit convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,200,000 which was charged to interest expense with an offset to paid-in capital.

Additionally, 1.2 million shares of Common Stock were issued in connection with the sale of the Units which were valued at $2,598,000. The excess above the $1,200,000 face value of the Unit Convertible Notes or, $1,398,000 was charged to interest expense with an offset to paid-in capital. The remaining $1,200,000 was recorded as a Note discount of $1,200,000 to be amortized over a one year period at the rate of $100,000 per month. $200,000 in interest expense related to this discount was recorded during the three month period ended March 31, 2020.

Shares Issued in Connection with the Assignment Agreement with Great Northern Ltd

On September 28, 2018, Great Northern Cannabis, Ltd (“GN”), entered a Letter of Intent with P2P Green Power Energy Solutions and certain individuals to acquire all of the issued and outstanding shares of AMS. On October 10, 2018, the Company entered into an Assignment and Assumption Agreement (“the AA Agreement”) with GN. Under the terms of the AA Agreement, the Company essentially purchased the right to acquire AMS from GN for the following consideration:

•	A refundable payment of CAD $200,000

•	An accountable reimbursement of GN expenses and fees related to the AMS acquisition not to exceed CAD $300,000

•	In the event that we didn’t enter into a management agreement with GN post-closing, we agreed to issue GN, 2,500,000 shares of our Common Stock trading under symbol “CPMD”

All of the above consideration was expressly contingent upon the closing of the AMS acquisition which was consummated by the Company on December 31, 2019. The payments of $200,000 and $300,000 were made to GN. On August 30, 2019, the parties determined that no management agreement had been entered into so the Company issued 2,500,000 shares to GN valued at $5,800,000 as required pursuant to the Agreement. Under the guidelines of ASC 805, Business Combinations, since we disclosed that the AMS transaction was complete, the goodwill re-measurement period ended and therefore we could not adjust goodwill for this transaction. As a result, we recorded an acquisition expense on the Company’s income statement for $5,800,000.

Shares Reserved for Issuance

As of March 31, 2020, the Company had 80,119,750 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 750,000 Common Shares upon the exercise of stock options, 1,550,000 shares issuable upon a conversion of the convertible notes, and 2,344,750 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Additionally, at March 31, 2020 there were 1,374,118 shares not included in shares reserved for issuance that would have issuable under the provisions of certain convertible notes. See “Note 11. Convertible Notes and Derivative Liabilities.”

Stock Options

During the period ended March 31, 2020, and December 31, 2019, the Company did not record any stock-based compensation expense related to stock options. As of March 31, 2020, there were options outstanding to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. These stock options expire on November 1, 2024.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on March 31, 2020, and December 31, 2019:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)

Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	3.00
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	1.62
Warrants issued (a)	1,519,750	$1.01	2.09
Warrants outstanding December 31, 2019	1,869,750	$0.92	2.25

Warrants outstanding March 31, 2020	1,869,750	$0.92	2.00

Stock purchase warrants are exercisable for a period of two-five years from the date of issuance.

(a)	The number of warrants reflected in this table does not include 475,000 warrants that were issued at various times during 2019 in connection with the issuance of the Company’s Series B Preferred stock. These warrants are exercisable for a period of three years at a strike price of $2.00 per share. The Company accounts for warrants issued to purchase shares of its common stock or preferred stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Therefore, no stock-based compensation expense was recorded for the issuance of these 475,000 warrants.

The value of the stock purchase warrants for the periods ended March 31, 2020, and December 31, 2019, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	1.75 - 2.91%
Volatility range (3)	1.23% - 442.92%
Expected life (in years)	2.00 - 5.00

______________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s Common Stock is based on trading activity for the previous three year period ended at each stock purchase warrant contract date.

During the three-month periods ended March 31, 2020 and 2019, the Company recorded $206,759 and $161,344, respectively, in stock-based compensation.

NOTE 16.	SUBSEQUENT EVENTS

On June 8, 2020 the Company received notice from Sunniva, Inc. of its exercise of its rights to terminate that Purchase Agreement dated June 11, 2019, as amended, wherein we had agreed to purchase Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. and 1167025 B.C. LTD.

On May 11, 2020 the Company issued an OID note for $53,000 from an accredited investor and received $50,000 in proceeds. These Notes were issued with a one-year maturity date, a 10% interest rate. The OID Notes are convertible into shares of the Company’s Common Stock at a price equal to 61% multiplied by the Market Price/share (the lowest closing price of Common Stock for 20 consecutive trading days prior to conversion).at any time after 180 days. The borrower has the right to prepayment up to 180 days at a premium of between 115% – 135%. The Company has reserviced 4,344,262 shares of its Common Stocks a result of this obligation.

On June 4, 2020, the Company issued another OID note for $43,000 from an accredited investor and received $40,000 in proceeds, with terms same as above.

On May 25, 2020the Company received $28,000 in proceeds from non-interest-bearing promissory notes from Officers of the Company. These notes are on demand, with no fixed payment terms.

On April 21, 2020, the Company received a loan from the Government of Canada under the Canada Emergency Business Account program (CEBA). This loan was in the amount of $40,000 CAD. These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% or $10,000 CAD.

On May 31, 2020, the Company signed a non-binding letter of intent to acquire all of the remaining shares of GN.

On June 26, 2020, the Company signed a Purchase Agreement with Bristol Capital Investors, LLC. to acquire all of their membership interests in Ramon Road Production Campus LLC, This LLC owns the Cathedral City Cannabis Campus, located in Coachella Valley, California, a state-of-the-art cannabis cultivation and production facility consisting of 325,599 square feet situated on nearly 20 acres, designed with long term automation methodologies, efficiency and a focus on sustainability of cannabis production. The sale of this property is being made on an “as is, where is” basis. The purchase price is $10 million. The Company has no commitment from any financing source to provide this funding as of the date of this Report. This transaction is currently scheduled to close on July 22, 2020.

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

Our executive offices are located at Suite 3600, 888 3rd Street SW, Calgary, Alberta Canada, T2P 5C5 phone (949) 652-6838. Our website address is www.cannapharmarx.com.

We have not generated any revenues during the past five years. Following is our current Plan of Operation.

PLAN OF OPERATION

We are involved in the cannabis industry in Canada and are reviewing opportunities in other jurisdictions where cannabis has been legalized, including the US. Our principal business activities to date have been to negotiate, acquire and develop various cannabis cultivation projects throughout Canada. As of the date of this Report we do not own or operate any businesses in the US.

Our activities to date have centered around three projects, including (i) the Hanover Project; (ii) the Great Northern Project; and (iii) the acquisition of Sunniva Medical, Inc. On June 8, 2020, we received a notice of termination of the relevant Purchase Agreement with Sunniva. As of the date of this Report, we are engaged in discussions with Sunniva about acquiring a portion of the land to be used as a cannabis cultivation facility, but no definitive agreement has been reached.

Following is a description of the remaining two projects we are working with as of the date of this Report:

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

Relevant thereto, in January 2019 we also entered into a two year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of US$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 45,000 shares of the stock issued to him as part of the AMS acquisition for CAD$33,750 (USD$0.75 per share) on or before April 30, 2019. As of March 31, 2020, per the terms of these agreements we owed the balance of $237,409 to Mr. Barber, which is past due as of the date of this Report. However, we are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement. See “Part II, Item 1, Legal Proceedings” below.

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

Great Northern

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

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because we are minority shareholders of GN and GN is a privately held company, we cannot confirm that the information we currently have on their operations is complete or fully reliable. GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN advised that the Stevensville facility is complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 GN commenced cultivation activities, with the initial harvest in the first quarter of 2020. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. Neither we nor GN have any firm commitment to provide any of the funds necessary for expansion as of the date of this report. We cannot state any definitive information concerning Great Northern because it is a privately held Canadian company who is keeping their business activities confidential. We expect that we will obtain additional information on the business activities of GN as we renew discussions to acquire additional interests and can perform our due diligence.

Subsequent Events

On May 31, 2020, we signed a non-binding letter of intent to acquire all of the remaining shares of GN.

On June 26, 2020, the Company signed a Purchase Agreement with Bristol Capital Investors, LLC to acquire all of their membership interests in Ramon Road Production Campus LLC. This LLC owns the Cathedral City Cannabis Campus, located in Coachella Valley, California, a state-of-the-art cannabis cultivation and production facility consisting of 325,599 square feet situated on nearly 20 acres, designed with long term automation methodologies, efficiency and a focus on sustainability of cannabis production. The sale of this property is being made on an “as is, where is” basis. The purchase price is $10 million. We have no commitment from any financing source to provide this funding as of the date of this Report. This transaction is currently scheduled to close on July 22, 2020.

Termination of Sunniva Acquisition

Additionally, effective June 11, 2019, we along with a wholly-owned subsidiary of our Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein we have agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”).SMI and 1167025 are owners of real estate on properties that are subject to late-stage marijuana licensed producer applications in Canada. We entered into various amendments to the Securities Purchase Agreement ,but on June 8, 2020 we received notice from Sunniva, Inc. of its exercise of its rights to terminate that Purchase Agreement dated June 11, 2019, as amended, wherein we had agreed to purchase Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. and 1167025 B.C. LTD.

We intend to file an application in the near future to list our Common Stock for trading on the OTCQB We also intend to dual list our Common Stock for trading on the Canadian Securities Exchange (“CSE”) as a condition of consummating a transaction with GN. We anticipate filing our initial listing application with the CSE in the near future and, while no assurances can be provided, we anticipate receiving approval for trading during the fourth quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had $83,197 in cash.

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

During 2018 we conducted a private offering of 12% Convertible Debentures where we accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of our Common Stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. We relied upon the exemption from registration provided by Rule 506 of Regulation D to issue the Convertible Debentures. We used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the initial calendar quarter of 2019 we entered into a Qualified Financing with our minority purchase of GN stock and warrants described in Note 6, “Investment” to our Notes to our Financial Statements include herein. On March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms included in the Convertible Debentures, to shares of our Common Stock at a price of $0.40 per share, or a total of 5,505,530 shares. This offering closed in January 2019.

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

The 5,505,530 million shares of Common Stock included in the Units were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes or, $3,525,000, was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over the three year period from the date of the Note to the maturity date. We recorded $552,602 in interest expense related to the amortization of note discount during the year ended December 31, 2019.

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

On July 3, 2019, we entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. Under the terms of the 12% Note, Koze took a first security interest against our Hanover, Ontario cannabis facility in progress and required the us to pay off the existing mortgage of approximately CAD $650,000. Additionally, we agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of our Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, we used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. We are currently in discussion with Koze to extend the maturity date of the Note. We believe we will be successful in extending the maturity date however there can be no assurance.

In May 2019, a director loaned us the principal amount of $75,000. In October 2019, our Chief Executive Officer extended a loan to us in the principal amount of $250,000. Subsequent partial repayments have reduced the $250,000 loan balance to $140,158 as of March 31, 2020. Both of these loans are non-interest bearing and are due upon demand.

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

On February 27, 2020, we issued another OID Note for $160,000 to a third accredited investor under comparable terms and received proceeds of $152,000. This Note is convertible into shares of our Common Stock at a price equivalent to; the lower of $1.25/share for the first 180 days from issuance, seventy-five percent (75%) of the lowest closing price of our Common Stock during the twenty (20) trading days immediately preceding Conversion Date. At issuance, we delivered a stock certificate representing half the purchase price in a restricted form (the “Returnable Shares”) in the name of the investor (153,940 shares based on the low closing price of $0.812). The Returnable Shares will only be returned to our treasury if the Note is prepaid in full within the initial 180 days after issuance Based on our current liquidity, it appears the underlying note for $160,000 will not be redeemed before the passage of 180 days. As a result, we have treated these shares as issued and outstanding as of March 31, 2020.

On March 31, 2020, we issued an additional OID Note for $78,000 to an accredited investor under comparable terms stated above and received proceeds of $75,000.

During the three months ended March 31, 2020 we recorded $19,322 in interest expense on these Notes and amortized $386,438 of note discount which was charged to interest expense.

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

On June 8, 2020 we received notice from Sunniva, Inc. of its exercise of its rights to terminate that Purchase Agreement dated June 11, 2019, as amended, wherein we had agreed to purchase Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. and 1167025 B.C. LTD.

On May 11, 2020, we issued an OID note for $53,000 from an accredited investor and received $50,000 in proceeds. This Note was issued with a one-year maturity date, a 10% interest rate. The OID Note is convertible into shares of our Common Stock at a price equal to 61% multiplied by the Market Price/share (the lowest closing price of our Common Stock for 20 consecutive trading days prior to conversion) at any time after 180 days. The borrower has the right to prepayment up to 180 days at a premium of between 115% – 135%. We have reserved 4,344,262 shares of our Common Stock as a result of this obligation.

On June 4, 2020, we issued another OID note for $43,000 from an accredited investor and received $40,000 in proceeds, with terms same as above.

On May 25, 2020, we received $28,000 in proceeds in aggregate from non-interest bearing promissory notes from officers of the Company. These notes are on demand, with no fixed payment terms.

On April 21, 2020, we received a loan from the Government of Canada under the Canada Emergency Business Account program (CEBA). This loan was in the amount of $40,000 CAD. These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% or $10,000 CAD.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2020.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended March 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our equity securities during the three months ended March 31, 2020, or subsequent thereto.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2020.

CannapharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

