Form 10-Q
period 2020-06-30
CANNAPHARMARX, INC.
filed 2020-08-19
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2020

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

Suite 3600

888 – 3rd Street SW

Calgary, Alberta, CanadaT2P 5C5

(Address of principal executive offices)

949-652-6838

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.001

(Title of class)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 17, 2020, was 42,448,339 shares.

Forward Looking Statements

This Report includes statements that are, or may be deemed to be, “forward-looking statements,” as defined in the Private Securities Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “projects,” “expects,” “intends,” “may,” “will,” “seeks” or “should” or, in each case, their negative or other variations or comparable terminology, or in relation to discussions of strategy, plans, objectives, goals, future events or intentions. These forward-looking statements include matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding Issuer’s current intentions, beliefs or expectations concerning, among other things, the Issuer’s future plans for the Project, results of operations, financial condition, prospects, growth, strategies and the markets in which the Issuer intends to operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not an assurance of future performance. The Issuer’s actual results of operations and financial condition may differ materially from those suggested by the forward-looking statements contained in this document. In addition, even if the Issuer’s future results of operations and financial condition are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. The information in this Private Placement Memorandum, including, but not limited to, the information under “Risk Factors,” identifies important factors that could cause such differences (including, but not limited to, a change in overall economic conditions in the United States, a change in the Issuer’s financial condition, changes in tax law or the interpretation thereof, interest rate fluctuations and other market conditions, and the effect of new legislation or government directives).

Forward-looking statements include, but are not limited to, information concerning possible or assumed future results of the Issuer’s operations set forth under the section entitled “Business of the Issuer”. Such statements, estimates and projections reflect various assumptions by the Issuer concerning anticipated results and are subject to significant business, financing, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Issuer and are based upon assumptions with respect to future business decisions that are subject to change. Accordingly, there can be no assurance that such statements, estimates and projections will be realized or that actual results will not vary considerably from those anticipated, expected or projected. The Issuer, its accountants, its legal advisers and its agents or affiliates do not make any representations as to the accuracy or completeness of such statements, estimates and projections, or that any forecasts will be achieved.

The Issuer is not obliged to, and does not intend to, update or revise any forward-looking statements made in this Quarterly Report whether as a result of new information, future events or otherwise. All subsequent written forward-looking statements attributable to the Issuer, or persons acting on behalf of the Issuer, are expressly qualified in their entirety by the cautionary statements contained throughout this Private Placement Memorandum. As a result of these risks, prospective investors of the Convertible Bonds should not place undue reliance on these forward-looking statements. Neither the forward-looking statements nor the underlying assumptions have been verified or audited by any third party.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019

ASSETS

Current assets
Cash	$3,789	$1,547
Deposit	–	1,308,830
HST Receivable	1,040	28,361
Prepaid expenses	–	592,473
Total current assets	4,829	1,931,211

Construction in progress	1,463,411	1,540,918
Land	136,487	143,201
Office equipment	3,033	3,978
Investments	6,672,019	4,193,597
Intangible assets	1,685,738	1,834,176
Goodwill	6,071,633	6,370,333
Total Assets	$16,037,150	$16,017,414

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,055,326	902,854
Accounts payable related party	268,189	154,291
Accrued interest	82,302	27,630
Accrued legal settlement	190,000	190,000
Accrued expense - related party	899,307	606,356
Notes payable current	1,079,352	2,800,559
Convertible Notes -net of discount	1,591,907	552,603
Derivative liability	969,102	–
Loan payable - related party	226,899	427,805
Total current liabilities	6,362,385	5,662,098
Notes payable long-term	6,948,228	5,501,118
Total Liabilities	13,310,613	11,163,216

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	60,000	60,000
Preferred Stock Series B, $0.0001 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of June 30, 2020, and December 31, 2019, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 42,448,339 and 36,486,999 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4,245	3,649
Treasury stock, 133,200 and -0- shares as of June 30, 2020, and December 31, 2019, respectively	(13)	(13)
Additional paid-in capital	65,232,248	61,619,415
Retained earnings (deficit)	(63,128,845)	(57,441,549)
Accumulated other comprehensive income (loss)	83,903	137,696
Total Stockholders' Equity (Deficit)	2,726,537	4,854,198
Total Liabilities and Stockholders' (Equity)	$16,037,150	$16,017,414

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue	$–	$–	$–	$–

Operating Expenses:
General & administrative	183,926	31,108	226,254	60,025
Acquisition expenses	(18,488)	97,523	1,862,638	123,347
Amortization and depreciation	31,477	31,787	63,141	63,787
Stock-based compensation	206,579	161,335	413,158	322,669
Travel and entertainment	1,405	38,024	7,942	65,241
Rent related parties	17,597	17,394	17,597	25,156
Professional fees	118,394	147,298	272,123	302,199
Consulting fees	1,996	5,623	1,996	244,591
Consulting fees and payroll-related parties	244,598	158,772	492,644	428,771
Total operating expenses	787,484	688,863	3,357,493	1,635,786
Income (loss) from operations	(787,484)	(688,863)	(3,357,493)	(1,635,786)

Other income (expense)
Interest (expense)	(641,377)	(59,216)	(1,360,702)	(180,987)
Change in the fair value of derivative liability	(43,618)	–	(969,102)
Other income	–	–	–	25
Other income (expense) net	(684,995)	(59,216)	(2,329,804)	(180,962)
Income (loss) before provision for income taxes	(1,472,479)	(748,079)	(5,687,297)	(1,816,748)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$(1,472,479)	$(748,079)	$(5,687,297)	$(1,816,748)

Basic and diluted earnings(loss) per common share	$(0.04)	$(0.02)	$(0.15)	$0.07

Weighted average number of shares outstanding	40,002,473	32,303,799	38,273,494	27,169,075

Comprehensive loss:
Net income (loss)	$(1,472,479)	$(748,079)	$(5,687,297)	$(1,816,748)
Foreign currency translation adjustment	13,481	(70,644)	(53,793)	(144,196)
Comprehensive income (loss)	$(1,458,998)	$(818,723)	$(5,741,090)	$(1,960,944)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,	June 30,
	2020	2019
Cash Flows From Operating Activities:	$(5,741,090)	$(1,816,748)
Net income (loss)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	413,158	322,669
Amortization of intangible assets	62,384	63,787
Advertising expense paid with common stock	153,000	–
Common stock issued in connection with financing	130,834	–
Change in the fair value of derivatives	969,102	–
Depreciation	758	–
Amortization of debt discount	1,009,149	118,827
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses and deposit	1,788,111	147,705
HST Receivable	25,991	–
Accrued interest	54,671	62,160
Accounts payable/loan payable related party	121,132	134,535
Accrued expense related party	292,951	323,771
Accounts payable and accrued expense	46,492	156,918
Net cash provided by (used for) operating activities	(673,357)	(486,376)

Cash Flows From Investing Activities:
Changes in intangible assets	62,435	–
Capitalized mortgage interest and changes in construction in progress	–	(37,251)
Net cash provided by (used for) investing activities	62,435	(37,251)

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	–	288,000
Proceeds from convertible loans	534,000	–
Proceeds from loans, net of repayment	(3,490)	–
Purchase of treasury shares	–	(98,955)
Proceeds (repayment of related party loans), net	(83,259)	75,000
Net cash provided by (used for) financing activities	447,251	264,045

Effect of exchange rates on cash and cash equivalents	165,917	(72,686)
Net Increase (Decrease) In Cash	2,246	(332,268)
Cash At The Beginning Of The Period	1,547	464,118
Cash At The End Of The Period	$3,793	$131,850

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as a financing expense on convertible notes	$130,849	$–
Common stock issued for advertising expense	$153,000	–
Common stock issued related to investment in Great Northern Cannabis	$2,478,422	$11,264,438
Common stock issued to convert convertible notes and accrued interest into equity	$–	$2,202,213

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balances at December 31, 2018	60,000	$60,000	–	$–	18,942,506	$1,894

Net loss

Issuance of Series B Preferred Stock			178,000	178,000

Conversion of convertible notes and accrued interest to common shares					5,505,530	551

Issuance of shares to purchase non-controlling interest in GN					7,988,963	799

Stock-based compensation related to warrant issuance

Repurchase of shares from investor
Balance at March 31, 2019	60,000	$60,000	178,000	$178,000	32,436,999	$3,244

Net loss

Issuance of Series B Preferred Stock			110,000	110,000

Stock-based compensation related to warrant issuances

Change in foreign currency translation
Balance at June 30, 2019	$60,000	$60,000	288,000	$288,000	32,436,999	$3,244

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive	Equity/
	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balances at December 31, 2018	–	$–	$36,642,275	$(36,990,469)	$–	$(286,299)

Net loss				(1,068,669)	(73,552)	(1,142,221)

Issuance of Series B Preferred Stock						178,000

Conversion of convertible notes and accrued interest to common shares			2,201,662			2,202,213

Issuance of shares to purchase non-controlling interest in GN			11,263,639			11,264,438

Stock-based compensation related to warrant issuance			161,133			161,133

Repurchase of shares from investor	133,200	(13)	(98,942)			(98,955)
Balance at March 31, 2019	133,200	$(13)	$50,169,767	$(38,059,138)	$(73,552)	$12,278,509

Net loss				(748,079)		(748,079)

Issuance of Series B Preferred Stock						110,000

Stock-based compensation related to warrant issuances			161,335			161,335

Change in foreign currency translation					(70,644)	(70,644)
Balance at June 30, 2019	133,200	$(13)	$50,331,103	$(38,807,217)	$(144,196)	$11,731,121

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value

Balance at December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649

Net loss

Change in foreign currency translation

Common stock issued in connection with convertible notes					153,940	15

Beneficial conversion feature of note discount

Stock-based compensation related to warrant issuances
Balances at March 31, 2020	60,000	$60,000	475,000	$475,000	36,640,939	$3,664

Change in foreign currency translation

Net loss

Shares issued for services					300,000	30

Stock based compensation related to warrant issuances

Shares received from share exchange with GN					5,507,400	551
Balances at June 30, 2020	60,000	$60,000	475,000	$475,000	42,448,339	$4,245

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive	Equity/
	Shares	Value	Capital	(Deficit)	income (loss)	Deficit

Balance at December 31, 2019	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss				(4,214,818)		(4,214,818)

Change in foreign currency translation					(67,273)	(67,273)

Common stock issued in connection with convertible notes			130,834			130,849

Beneficial conversion feature of note discount			438,000			438,000

Stock-based compensation related to warrant issuances			206,579			206,579

Balances at March 31, 2020	133,200	$(13)	$62,394,828	$(61,656,367)	$70,422	$1,347,534

Change in foreign currency translation					13,481	13,481

Net loss				(1,472,479)		(1,472,479)

Shares issued for services			152,970			153,000

Stock-based compensation related to warrant issuances			206,579			206,579

Shares received from share exchange with GN			2,477,871			2,478,422
Balances at June 30, 2020	133,200	$(13)	$65,232,248	$(63,128,846)	$83,903	$2,726,536

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Interim Periods Ended June 30, 2020, and June 30, 2019

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

As a result of the completion of the acquisition of AMS on December 31, 2019, the Company no longer fits the definition of a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. It filed the required disclosure on Form 8-K/A with the SEC on February 14, 2019, advising that it was no longer a shell company pursuant to the aforesaid Rule.

Effective February 25, 2019, the Company acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who is now the Company’s President and CEO. These shares and warrants, when exercised, will represent approximately 5% and 3%, respectively, of the issued and outstanding stock of GN. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, for the three-month interim period ended June 30, 2020, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as an investment banker who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses. There can be no assurances that the Company will be successful in recovering any amounts. See Note 16, Subsequent Events, below. The accompanying financial statements as of June 30, 2020, do not reflect, potential recovery amounts related to Sunniva and other parties, if any.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2020, and December 31, 2019, the Company’s cash and cash equivalents totaled $3,789 and $1,547, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2020, and December 31, 2019, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

During the six months ended June 30, 2020, the Company entered into six convertible note instruments amounting to $534,000 that contained embedded derivative features. As a result, the Company performed a Black Scholes analysis and recorded a derivative liability and an expense amounting to $969,102.

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

Capital Assets- Construction in Progress

As of June 30, 2020, and December 31, 2019, the Company had $1,463,411 and $1,540,918 in construction in progress, respectively, comprised entirely of the construction in progress relating to the building acquired with the acquisition of AMS. Additionally, the Company had $136,487 and $143,201, respectively, in the land upon which the construction in process was situated.

Depreciation expense related to the construction in progress amounted to $-0- and $-0- for the periods ended June 30, 2020, and June 30, 2019, respectively.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation-Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non- employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. Stock options and warrants outstanding shares of common stock are excluded from the calculations of diluted net loss per share since their effect is anti-dilutive.

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

The Company evaluated the recoverability of its long-lived assets on June 30, 2020, and on December 31, 2019, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Business Segments

The Company’s activities during the three months ended June 30, 2020, and the year ended December 31, 2019, comprised a single segment.

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

NOTE 2. GOING CONCERN AND LIQUIDITY

As of June 30, 2020, and December 31, 2019, the Company had $3,789 and $1,547 in cash on hand respectively, and no revenue-producing business or other sources of income. Additionally, as of June 30, 2020, the Company had outstanding liabilities totaling $13,310,613 and $4,829 in short term liquid assets.

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

NOTE 3. DEPOSITS

As of June 30, 2020, and December 31, 2019, the Company had deposits of $-0- and $1,308,830 respectively. The $1,308,830 which was non-refundable and was intended to be credited against the purchase price of the Sunniva acquisition (referenced throughout this Report) if it had been successfully consummated. This balance was written off by the Company due to the termination of the Sunniva Purchase Agreement on June 8, 2020.

NOTE 4. PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Prepaid interest acquisition expenses-Sunniva	$–	592,473
Total	$–	$592,473

The prepaid acquisition expenses for Sunniva were written off during the period ended March 31, 2020 due to the termination of the Sunniva Agreement.

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

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2020:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$–	$–	$969,102	$969,102

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

On May 8, 2020 the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN. These shares were value at $.67 each which represents the value of the GN shares as determined by the Company’s year-end impairment analysis and were recorded as an investment of $2,478,422. As of June 30, 2020 the Company’s investment in GN was $6,672,019.

Additionally, the Company conducted an impairment test at June 30, 2020, and determined that no further impairment existed.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2020, and December 31, 2019:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$4,549	$(1,516)	$3,033	$4,757	$(779)	$3,978
Land	136,487	–	136,487	143,201	–	143,201
Construction in progress	1,463,411	–	1,463,411	1,540,918	–	1,540,918
Total fixed assets	$1,604,447	$(1,516)	$1,602,931	$1,688,876	$(779)	$1,688,097

For the ended June 30, 2020, and 2019, the Company recorded depreciation expense of $758 and $-0-, respectively.

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

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2020 and December 31, 2019, the Company had $6,071,633 in goodwill and $1,685,738 in intangible assets, compared to $6,370,333 and $1,834,176 respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which will be amortized over a fifteen-year period or approximately $124,733 per year.

The Company has recorded amortization expense of $63,141 and $63,787 respectively, for the six months ended June 30, 2020, and June 30, 2019.

NOTE 9. ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,055,326	$902,854
Accrued interest (a)	82,302	27,630
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$1,327,628	$1,120,484

(a)	Represents interest accrued on the outstanding convertible notes -see Note 12, Notes Payable

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 10. RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Accounts payable and accrued payroll-related party(a)	$495,088	$582,096
Accrued expense - related party (b)	899,307	606,356
Total accounts payable and accrued liabilities	$1,394,395	$1,188,452

(a)	Accounts payable and accrued payroll-related parties as of June 30, 2020, is comprised of the following: Interest-free loans of $226,899 from directors and officers and accrued salaries for officers and employees of $268,189.

(b)	Accrued expense related parties of $899,307 is comprised of accrued bonuses and fees due to current and former directors and officers of the Company. As of June 30, 2020, there was $150,000 included with the $748,307 amount due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

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

See Note 16, Subsequent Events, below, for additional related party transactions.

NOTE 11. CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2020
Principal value of convertible notes	$2,084,000	$1,550,000
Note discount	(492,093)	(997,397)
Total convertible notes, net current	$1,591,907	$552,603

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

In addition, the 5,505,530 shares of Common Stock included in the Units were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes or, $3,525,000, was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over the three years from the date of the Note to the maturity date. The Company recorded $552,602 in interest expense related to the amortization of note discount during the year ended December 31, 2019. During the six months ended June 30, 2020 the Company recorded $38,643 in interest expense on these Notes and amortized $772,877 of note discount which was charged to interest expense. As of June 30, 2020, there was $66,274 in accrued interest on these notes, and $224,521 in unamortized note discount related to these notes.

During the six months ended June 30, 2020, the Company issued $438,000 in unsecured 8% convertible notes, and $96,000 in unsecured 10% convertible notes to four accredited investors. Under the terms of each convertible note, the investors received the right to convert their to common stock commencing six months after the date of issuance at 75% and 61%, respectively of the lowest closing price for the Company’s common measured 20 business days prior to conversion. Additionally, these notes were issued with an original issue discount of $18,000 which were immediately expensed. One of the noteholders also received 153,940 “returnable” shares in connection with issuance of the convertible notes. These shares are returnable to the Company if the underlying convertible note ($160,000) is redeemed before the passage of 180 days.

Based on the Company’s current financial condition, management determined it was unlikely that these notes would be refinanced before the noteholders had the opportunity to convert their note to common shares. As a result the Company determined that each of the notes had embedded derivative features which were likely to be exercised. The Company recorded a note discount of $534,000 on these notes and expensed the stock issuance as a financing cost in the amount of $130,849 related to the issuance of the 153,940 shares describe above. During the six months ended June 30, 2020, the Company recorded $16,028 in interest expense on these six new notes and amortized $180,751 of note discount which was charged to interest expense. As of June 30, 2020, there was $16,028 in accrued interest on these notes, and $353,429 in unamortized note discount related to these notes.

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

As of June 30, 2020, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

June 30, 2020
Exercise Price	$0.0003–0.035
Stock Price	$0.0006
Risk-free interest rate	.19%-1.55%
Expected volatility	133.80%-443.00%
Expected life (in years)	1.00
Expected dividend yield	0%
Fair Value:	$969,102

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

During the six months ended June 30, 2020, the Company recognized a loss of $969,102 as “Other Expense” on its Statements of Operations, which represented the net change in the value of the derivative liability.

NOTE 12. NOTES PAYABLE

The following tables set forth the components of the Company’s secured notes payable as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal value of Promissory Notes	$8,376,501	$8,789,794
Loan discounts	(348,921)	(488,117)
Less: current portion	(1,079,352)	(2,800,559)
Promissory Notes, long term net of discount	$6,948,228	$5,501,118

Pursuant to the terms of the Securities Purchase Agreement with AMS the Company issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the Company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate, or December 31, 2021. Since AMS had not received its cultivation license as of June 30, 2020, the Note Payable will have a maturity date of December 31, 2021.

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

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. The Company is currently in discussions with Koze to extend the maturity date of the Note. While the Company believes it will be successful in extending the maturity date, there are no assurances this will occur. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of the Company’s Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. As of the date this Report the Company has continued to accrue interest on the Koze Note and is in discussion to extend its term. Koze has not asserted that a default has occurred.

On April 21, 2020, the Company received a loan from the Government of Canada under the Canada Emergency Business Account program (CEBA). This loan was in the amount of $40,000 CAD (USD $29,352). These funds are interest-free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% or $10,000 CAD.

NOTE 13. INCOME TAXES

As of June 30, 2020, the Company has approximately $61,000,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of June 30, 2020, the Company has no unrecognized income tax benefits.

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

Series A Preferred Stock

In April 2018, the Company issued 60,000 shares of its Series A Convertible Preferred Stock for $1.00 per share to certain investors who then became members of management and the board of directors. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of Common Stock and vote on an as-converted basis. The rights and designations of these Preferred Shares include the following:

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

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2020, and December 31, 2019, respectively.

Series B Preferred Stock / Common Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. this Offering was closed at the end of August 2019. As of June 30, 2020, the Company had accepted $475,000 in subscriptions in this offering.

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2020, and December 31, 2019, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2020, and December 31, 2019, 42,448,339 and 36,486,999 shares of Common Stock were issued and outstanding, respectively.

In January 2019, the Company closed a private offering of 12% Convertible Debentures where it accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of common stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., The Company used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the three month period ended June 30, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment”. As a result on June 30, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

Unit Offering

On July 8, 2019 the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“Unit Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Unit Convertible Notes are convertible into one share of the Company’s Common stock at a conversion price of $1.00 per share. During the three months ended June 30, 2020, the Company issued $1,200,000 in Unit Convertible Notes to two accredited investors. Since the Company’s stock price exceeded the conversion feature of the Unit convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,200,000 which was charged to interest expense with an offset to paid-in capital.

Additionally, 1.2 million shares of Common Stock were issued in connection with the sale of the Units which were valued at $2,598,000. The excess above the $1,200,000 face value of the Unit Convertible Notes or, $1,398,000 was charged to interest expense with an offset to paid-in capital. The remaining $1,200,000 was recorded as a Note discount of $1,200,000 to be amortized over one year at the rate of $100,000 per month. $200,000 in interest expense related to this discount was recorded during the three months ended June 30, 2020.

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

Shares Reserved for Issuance

As of June 30, 2020, the Company had  122,568,069 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 750,000 Common Shares upon the exercise of stock options, 1,550,000 shares issuable upon a conversion of the convertible notes, and 2,344,750 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Additionally, at June 30, 2020 there were 1,374,118 shares not included in shares reserved for issuance that would have issuable under the provisions of certain convertible notes. See “Note 11. Convertible Notes and Derivative Liabilities.”

Stock Options

During the period ended June 30, 2020, and December 31, 2019, the Company did not record any stock-based compensation expense related to stock options. As of June 30, 2020, options were outstanding to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. These stock options expire on November 1, 2024.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on June 30, 2020, and December 31, 2019:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	2.75
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	1.37
Warrants issued (a)	1,519,750	$1.01	1.84
Warrants outstanding December 31, 2019	1,869,750	$0.92	2.05

Warrants outstanding June 30, 2020	1,869,750	$0.92	1.75

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

The value of the stock purchase warrants for the periods ended June 30, 2020, and December 31, 2019, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	1.75 - 2.91%
Volatility range (3)	1.23% - 442.92%
Expected life (in years)	2.00 - 5.00

_____________

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

During the three-month periods ended June 30, 2020 and 2019, the Company recorded $206,579 and $161,335, respectively, in stock-based compensation.

NOTE 16. SUBSEQUENT EVENTS

On July 8, 2020, we filed a lawsuit in the United States District Court for the District of Colorado against Gary Herick, Arrowhead Consulting, LLC, Whitemoon Energy LLC., Jamie Huttrer a/k/a Jamie Huttrer-Herick, and ZeroRMW, LLC (collectively, the “Herick Parties”). The lawsuit alleges, among other things, the Herick Parties engaged in various legal violations including breach of fiduciary duty, common law fraud, conversion, usurpation of corporate opportunities, securities violations pursuant to Section 10b-5 of the Securities Exchange Act of 1934, and civil conspiracy. Mr. Herick is a former officer and director of the Company.

On July 8, 2020, August 7, 2020, and August 16, 2020, three notes principal amount due of $200,000, $200,000 and $800,000, respectively reached their maturity dates. These notes remain outstanding and we continue to accrue the required interest on the principal balance. As of the date of this Report, the noteholders not asserted that a default has occurred and, while there can be no assurance, we believe we will be successful in extending the maturity dates of these notes.

On July 9, 2020, we made a demand of Gary Herick, Arrowhead Consulting, LLC, Whitemoon Energy LLC., Jamie Huttrer a/k/a Jamie Huttrer-Herick, and ZeroRMW, LLC (collectively, the “Herick Parties”) for a return of with seeking the return of profits made between the period of August 2018, to January 2019. During this period, Gary Herick was the Chief Financial Officer and Director of the Issuer. Gary Herick was also the owner of approximately twenty-six percent (26%) of the Issuer’s common stock. Pursuant to the Securities Exchange Act of 1934, §16(b), 15 U.S.C.S. § 78p(b), an issuer may recover any profits realized by a beneficial owner from the sale of the issuer's equity securities within a six (6) month period. All unlawful profits must be returned to the Issuer on or before Tuesday, September 8, 2020. If Herick does not return such profits by that date, the Company will file a lawsuit to recover such profits.

On August 4, 2020, we executed a non-binding Letter of Intent with Triton Funds LP (“Triton”) whereby Triton would agree to purchase $3,000,000 of our Common Stock at a price equal to 80% of the lowest trading price of the prior ten trading days. Triton would purchase shares of our Common Stock in tranches of $250,000. In order to consummate this financing, we will be required to file, and have declared effective, a Registration Statement on Form S-1 with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2020 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

•	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operations;

•	our ability to maintain and develop relationships with customers and suppliers;

•	our ability to successfully integrate acquired businesses or new brands;

•	the impact of competitive products and pricing;

•	supply constraints or difficulties;

•	the retention and availability of key personnel;

•	general economic and business conditions;

•	substantial doubt about our ability to continue as a going concern;

•	our need to raise additional funds in the future;

•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;

•	our ability to successfully implement our business plan;

•	our ability to successfully acquire, develop or commercialize new products and equipment;

•	intellectual-property claims brought by third parties; and

•	the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “CannaPharmaRx,” “Company,” “we,” “us,” and “our” refer to CannaPharmaRx, Inc. and our wholly-owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

In April 2010, we re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of our wholly-owned subsidiaries. As a result of this reorganization our name was changed to “Golden Dragon Inc.”, which became the surviving publicly quoted parent holding company.

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

Our activities to date have centered around four projects, including (i) the Hanover Project; (ii) the Great Northern Project; (iii) the acquisition of Sunniva Medical, Inc.; and (iv) the acquisition of Ramon Road Production Campus LLC.

On June 8, 2020, we received a notice of termination of the relevant Purchase Agreement with Sunniva.

Following is a description of the projects we are pursuing as of the date of this Report:

Hanover

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

Relevant thereto, in January 2019 we also entered into a two-year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of US$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 45,000 shares of the stock issued to him as part of the AMS acquisition for CAD$33,750 (USD$0.75 per share) on or before April 30, 2019. As of June 30, 2020, per the terms of these agreements we owed the balance of $$237,409 to Mr. Barber, which is past due as of the date of this Report. However, we are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement. See “Part II, Item 1, Legal Proceedings” below.

The AMS cultivation facility is a 48,750 square foot cannabis grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, exterior construction of the building has been completed, however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide annual production capacity of 9,500 kilos of cannabis (20,900 lbs.). Together with the remaining equipment needed to complete the grow facility we estimate that we will require approximately CAD$20 million in additional financing which we will seek to raise via equity and debt. While no definitive decision has been made, as of the date of this Report we are considering converting the building to a cannabis extraction facility or sell the property.

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

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because we are minority shareholders of GN and GN is a privately held company, we cannot confirm that the information we currently have on their operations is complete or fully reliable. GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN advised that the Stevensville facility is complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 GN commenced cultivation activities, with the initial harvest in the first quarter of 2020. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. Neither we nor GN have any firm commitment to provide any of the funds necessary for expansion as of the date of this report. We cannot state any definitive information concerning Great Northern because it is a privately held Canadian company who is keeping its business activities confidential. We expect that we will obtain additional information on the business activities of GN as we renew discussions to acquire additional interests and can perform our due diligence.

On May 8, 2020, we agreed to acquire an additional 3,671,597 shares of GN common stock in exchange for an aggregate of 5,507,400 shares of our Common Stock. We presently own 7,384,097 shares of GN common stock which we believe, based on information provided by the management of GN, equals approximately 10% of the total issued and outstanding shares of GN common stock. Additionally, we own Warrants to purchase an additional 2,500,000 shares of GN common stock with each Warrant having an exercise price of CAD$1.00 per share. We intend to continue to acquire the common stock of GN in one or multiple additional transactions.

Ramon Road Production Campus

On June 26, 2020, the Company signed a Purchase Agreement with Bristol Capital Investors, LLC to acquire all of their membership interests in Ramon Road Production Campus LLC. This LLC owns the Cathedral City Cannabis Campus, located in Coachella Valley, California, a state-of-the-art cannabis cultivation and production facility consisting of 325,599 square feet situated on nearly 20 acres, designed with long term automation methodologies, efficiency and a focus on sustainability of cannabis production. The sale of this property is being made on an “as is, where is” basis. The purchase price is $10 million. We have no commitment from any financing source to provide this funding as of the date of this Report. In addition, we would require an additional $20 million of financing to complete construction and place the facility into operational status. As of the date of this filing, we continue to negotiate this transaction with the relevant parties.

Sunniva Medical

Effective June 11, 2019, we along with a wholly-owned subsidiary of our Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein we have agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”).SMI and 1167025 are owners of real estate on properties that are subject to late-stage marijuana licensed producer applications in Canada. We entered into various amendments to the Securities Purchase Agreement, however, on June 8, 2020 we received notice from Sunniva, Inc. of its exercise of its rights to terminate that Purchase Agreement dated June 11, 2019, as amended, wherein we had agreed to purchase Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. and 1167025 B.C. LTD.

We recently file an application to list our Common Stock for trading on the OTCQB. We also intend to dual list our Common Stock for trading on the Canadian Securities Exchange (“CSE”) as a condition of consummating a transaction with GN. We anticipate filing our initial listing application with the CSE in the near future and, while no assurances can be provided, we anticipate receiving approval for trading during the fourth quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had $3,789 in cash.

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

During 2018 we conducted a private offering of 12% Convertible Debentures where we accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of our Common Stock at the lesser of $0.40 or a 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed. We relied upon the exemption from registration provided by Rule 506 of Regulation D to issue the Convertible Debentures. We used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the initial calendar quarter of 2019 we entered into a Qualified Financing with our minority purchase of GN stock and warrants described in Note 6, “Investment” to our Notes to our Financial Statements include herein. This offering closed in January 2019. On March 31, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms included in the Convertible Debentures, to shares of our Common Stock at a price of $0.40 per share, or a total of 5,505,530 shares.

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

We estimate that in order to complete development of the cultivation facilities we presently own located in Hanover, Ontario, we would require approximately CAD $20 million However, our ability to arrange such financing has been significantly impaired by the collapse of the cannabis sector in late 2019 in addition to the arrival of the COVD19 Pandemic in 2020. While no decision whether to proceed or not has been made, we will either elect to sell this property, or if it makes economic sense, develop an extraction facility.

As disclosed above, in June 2019 we executed an SPA with Sunniva in consideration for the payment of CAD $20 million. In order to fully develop this property we would need to raise both the purchase price, plus approximately CAD $225 million to complete the development of this property.

On July 3, 2019, we entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. Under the terms of the 12% Note, Koze took a first security interest against our Hanover, Ontario cannabis facility in progress and required the us to pay off the existing mortgage of approximately CAD $650,000. Additionally, we agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of our Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, we used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. We are currently in discussion with Koze to extend the maturity date of the Note. As of the date of this Report, Koze has not asserted that a default has occurred and we believe we will be successful in extending the maturity date however there can be no assurance.

In May 2019, a director loaned us the principal amount of $75,000. In October 2019, our Chief Executive Officer extended a loan to us in the principal amount of $250,000. Subsequent partial repayments have reduced the $250,000 loan balance to $140,158 as of June 30, 2020. Both of these loans are non-interest bearing and are due upon demand.

On January 8, 2020, we issued two $100,000 Senior OID Convertible Promissory Notes (“OID Notes) to two accredited investors (“Holders”) and received $190,000 in proceeds. Under the provisions of the OID Notes, each Holder was granted the right at their sole discretion to fund up to another $150,000 each under the same terms. The maturity date for each additional tranche of these OID Notes funded shall be twelve (12) months from the date of funding.

These Notes were issued with a one-year maturity date, an 8% interest rate. The OID Notes are convertible into our Common Stock at a price equivalent to the lower of $1.25/share at any time after 180 days, or 75% times the lowest closing price of Common Stock for 20 consecutive trading days prior to conversion. In the event of a change of control, the conversion price is 75% of the closing price. We have the right to redeem these Notes at any time prior to maturity at 110% multiplied by the principal plus accrued interest plus outstanding accrued interest plus default interest if any. These OID Notes, which also include anti-dilution features, are senior obligations with priority over future debt, excluding mortgage debt.

On February 27, 2020, we issued another OID Note for $160,000 to a third accredited investor under comparable terms and received proceeds of $152,000. This Note is convertible into shares of our Common Stock at a price equivalent to; the lower of $1.25/share for the first 180 days from issuance, seventy-five percent (75%) of the lowest closing price of our Common Stock during the twenty (20) trading days immediately preceding Conversion Date. At issuance, we delivered a stock certificate representing half the purchase price in a restricted form (the “Returnable Shares”) in the name of the investor (153,940 shares based on the low closing price of $0.812). The Returnable Shares will only be returned to our treasury if the Note is prepaid in full within the initial 180 days after issuance Based on our current liquidity, it appears the underlying note for $160,000 will not be redeemed before the passage of 180 days. As a result, we have treated these shares as issued and outstanding as of June 30, 2020.

On March 25, 2020, we issued an OID Note for $78,000 to an accredited investor and received proceeds of $75,000. The Note was issued with a one-year maturity date and a 10% interest rate. The OID Note is convertible into shares of our Common Stock at a price equal to 61% multiplied by the Market Price/share (the lowest closing price of our Common Stock form 20 consecutive trading days prior to conversion) at any time after 180 days. The borrower has the right to prepayment up to 180 days at a premium of between 115% and 135%.

On April 21, 2020, we received a loan from the Government of Canada under the Canada Emergency Business Account program (CEBA). This loan was in the amount of $40,000 CAD (USD $29,352 ). These funds are interest-free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% or $10,000 CAD.

On May 11, 2020, we issued another OID note for $53,000 from an accredited investor (March 25, 2020 above) and received $50,000 in proceeds.

On June 4, 2020, we issued another OID note for $43,000 from an accredited investor (March 25, 2020 above) and received $40,000 in proceeds.

During the three months ended June 30, 2020 we recorded $38,643 in interest expense on these Notes and amortized $772,877 of note discount which was charged to interest expense.

On May 22, 2020, we paid a fee of CAD $30,000 to InSpire Capital relating to a Letter of Interest to provide financing for the purchase of the Sunniva property. As the SPA to acquire Sunniva was terminated on June 8, 2020 as discussed above, we did not proceed with this financing.

On May 25, 2020, we received $26,000 in proceeds in aggregate from non-interest bearing promissory notes from three officers of the Company. On an interest-free basis. These notes are payable on demand, with no fixed payment terms.

On June 26, 2020 the Company engaged Teneo Securities to raise capital to finance current acquisition targets with a closing date on any such financing on September 15, 2020. The Company has paid a retainer of $25,000, with an additional $25,000 fee per month going forward to act as the Company’s financial advisor.

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

Subsequent Events

On July 8, 2020, we filed a lawsuit in the United States District Court for the District of Colorado against Gary Herick, Arrowhead Consulting, LLC, Whitemoon Energy LLC., Jamie Huttrer a/k/a Jamie Huttrer-Herick, and ZeroRMW, LLC (collectively, the “Herick Parties”). The lawsuit alleges, among other things, the Herick Parties engaged in various legal violations including breach of fiduciary duty, common law fraud, conversion, usurpation of corporate opportunities, securities violations pursuant to Section 10b-5 of the Securities Exchange Act of 1934, and civil conspiracy. Mr. Herick was a former officer and director of the Company.

On August 4, 2020, we executed a non-binding Letter of Intent with Triton Funds LP (“Triton”) whereby Triton would agree to purchase $3,000,000 of our Common Stock at a price equal to 80% of the lowest trading price of the prior ten trading days. Triton would purchase shares of our Common Stock in tranches of $250,000. In order to consummate this financing, we will be required to file, and have declared effective, a Registration Statement on Form S-1 with the Securities and Exchange Commission.

On July 8, 2020, August 7, 2020, and August 16, 2020, three notes principal amount due of $200,000, $200,000 and $800,000, respectively reached their maturity dates. These notes remain outstanding and we continue to accrue the required interest on the principal balance. As of the date of this Report, the noteholders not asserted that a default has occurred and, while there can be no assurance, we believe we will be successful in extending the maturity dates of these notes.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2020.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended June 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently reviewing a situation with our legal counsel in order to ascertain whether we have claims against Steven Barber arising out of his default of the Consulting Agreement we entered into as part of the AMS acquisition more fully described in” Part I, Item 1,” Business, above. In January 2020 we received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with us. We are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement.

No decision on whether to proceed against Mr. Barber has been reached as of the date of this Report.

On July 8, 2020, we filed a lawsuit in the United States District Court for the District of Colorado against Gary Herick, Arrowhead Consulting, LLC, Whitemoon Energy LLC., Jamie Huttrer a/k/a Jamie Huttrer-Herick, and ZeroRMW, LLC (collectively, the “Herick Parties”). The lawsuit alleges, among other things, the Herick Parties engaged in various legal violations including breach of fiduciary duty, common law fraud, conversion, usurpation of corporate opportunities, securities violations pursuant to Section 10b-5 of the Securities Exchange Act of 1934, and civil conspiracy. Mr. Herick was a former officer and director of the Company.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2020 we issued 5,507,400 shares of our Common Stock to multiple shareholders of GN in exchange for 3,671,597 shares of GN common stock.

On May 20, 2020 and June 30, 2020 we issued 200,000 and 100,000 shares, respectively, to an investor relations firm.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2020.

CannapharmaRx, Inc.

Dated: August 19, 2020	By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

Dated: August 19, 2020	By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

