Form 10-Q
period 2020-09-30
CANNAPHARMARX, INC.
filed 2020-11-12
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2020

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

Shares of common stock with a par value of $0.0001

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 9, 2020, was 42,654,399 shares.

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019

ASSETS

Current assets
Cash	$243,314	$1,547
Deposit	–	1,308,830
HST Receivable	663	28,361
Prepaid expenses	2,622	592,473
Total current assets	246,599	1,931,211

Construction in progress	1,495,119	1,540,918
Land	139,444	143,201
Office equipment	2,712	3,978
Investments	6,672,019	4,193,597
Intangible assets	1,690,371	1,834,176
Goodwill	6,203,194	6,370,333
Total Assets	$16,449,458	$16,017,414

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,244,678	$902,854
Accounts payable related party	349,024	154,291
Accrued interest	102,253	27,630
Accrued legal settlement	190,000	190,000
Accrued expense - related party	1,049,307	606,356
Notes payable current	1,059,921	2,800,559
Convertible Notes -net of discount	1,750,039	552,603
Derivative liability	1,748,237	–
Loan payable - related party	295,000	427,805
Total current liabilities	7,788,459	5,662,098
Notes payable long-term	7,199,931	5,501,118
Total Liabilities	14,988,391	11,163,216

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	60,000	60,000
Preferred Stock Series B, $0.0001 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 42,654,399 and 36,486,999 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4,265	3,649
Treasury stock, 133,200 and -0- shares as of September 30, 2020 and December 31, 2019, respectively	(13)	(13)
Additional paid in capital	66,673,255	61,619,415
Retained earnings (deficit)	(65,781,637)	(57,441,549)
Accumulated other comprehensive income (loss)	30,197	137,696
Total Stockholders' Equity (Deficit)	1,461,067	4,854,198
Total Liabilities and Stockholders' (Equity)	$16,449,458	$16,017,414

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue	$–	$–	$–	$–

Operating Expenses:
General & administrative	575,585	34,659	803,835	94,684
Acquisition expenses	68,984	5,834,000	1,931,621	5,957,347
Amortization and depreciation	36,308	32,222	99,450	96,009
Stock based compensation	204,600	199,035	617,758	521,704
Travel and entertainment	5,471	18,090	13,413	83,331
Rent - related parties	9,011	17,528	26,608	42,684
Professional fees	313,486	166,508	585,610	468,707
Consulting fees	–	16,761	–	261,352
Consulting fees and payroll-related parties	99,345	38,196	591,989	466,967
Total operating expenses	1,312,790	6,356,998	4,670,284	7,992,785
Income (loss) from operations	(1,312,790)	(6,356,998)	(4,670,284)	(7,992,785)

Other income (expense)
Interest (expense)	(358,950)	(2,897,523)	(1,719,651)	(3,078,510)
Loss on conversion of convertible note	(201,916)	–	(201,916)	–
Change in the fair value of derivative liability	(779,134)	(66,016)	(1,748,237)	(66,016)
Other income	–	–	–	25
Other income (expense) net	(1,340,000)	(2,963,539)	(3,669,804)	(3,144,501)
Income (loss) before provision for income taxes	(2,652,790)	(9,320,537)	(8,340,088)	(11,137,286)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$(2,652,790)	$(9,320,537)	$(8,340,088)	$(11,137,286)

Basic and diluted earnings(loss) per common share	$(0.07)	$(0.27)	$(0.20)	$(0.38)

Weighted average number of shares outstanding	39,720,700	33,921,191	42,583,650	29,444,513

Comprehensive loss:
Net income (loss)	$(2,652,790)	$(9,320,537)	$(8,340,088)	$(11,137,286)
Foreign currency translation adjustment	(53,706)	217,349	(107,499)	73,153
Comprehensive income (loss)	$(2,706,496)	$(9,103,188)	$(8,447,587)	$(11,064,133)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(8,340,088)	$(11,137,286)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	617,758	521,704
Amortization of intangible assets	98,304	96,009
Advertising expense paid with common stock	554,000	–
Acquisition consideration paid in common stock	–	5,800,000
Common stock issued in connection with financing
Change in the fair value of derivatives	1,748,237	–
Depreciation	1,146	–
Amortization of debt discount	1,704,907	3,068,510
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses and deposit	1,824,558	(1,147,796)
HST Receivable	26,954	–
Accrued interest	74,623	(58,052)
Mortgages payable	–	(476,450)
Accounts payable/loan payable related party	198,780	95,382
Loan payable related party	(15,158)	75,000
Accrued expense related party	442,951	294,591
Accounts payable and accrued expense	230,706	46,994
Net cash provided by (used for) operating activities	(832,322)	(2,821,394)

Cash Flows From Investing Activities:
Purchase of fixed assets	–	(2,766)
Changes in intangible assets	95,681	–
Capitalized mortgage interest and changes in construction in progress	–	(36,673)
Net cash provided by (used for) investing activities	95,681	(39,439)

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	–	475,000
Proceeds from convertible loans, net of repayments	945,000	1,200,000
Proceeds from loans, net of repayment	(3,566)	1,000,000
Purchase of treasury shares	–	(98,955)
Proceeds (repayment of related party loans), net	(15,158)	75,000
Net cash provided by (used for) financing activities	926,276	2,651,045

Effect of exchange rates on cash and cash equivalents	52,132	(61,827)
Net Increase (Decrease) In Cash	189,635	(209,788)
Cash At The Beginning Of The Period	1,547	464,118
Cash At The End Of The Period	243,314	192,503

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,744	$66,016
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for advertising expense	$554,000	$–
Common stock issued related to investment in Great Northern Cannabis	$2,478,422	$11,264,438
Common stock issued to convert convertible notes and accrued interest into equity	$306,750	$2,202,213

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balances at December 31, 2018	60,000	$60,000	–	$–	18,942,506	$1,894

Net loss

Issuance of Series B Preferred Stock			178,000	178,000

Conversion of convertible notes and accrued interest to common shares					5,505,530	551

Issuance of shares to purchase non-controlling interest in GN					7,988,963	799

Stock based compensation related to warrant issuance

Repurchase of shares from investor

Balance at March 31, 2019	60,000	$60,000	178,000	$178,000	32,436,999	$3,244

Net loss

Issuance of Series B Preferred Stock			110,000	110,000

Stock-based compensation related to warrant issuances

Change in foreign currency translation

Balance at June 30, 2019	60,000	$60,000	288,000	$288,000	32,436,999	$3,244

Net loss

Change in foreign currency translation

Issuance of Series B Preferred Stock			187,000	187,000

Issuance of common stock in connection with the issuance of convertible debt					1,200,000	120

Issuance of common stock for acquisition fees					2,500,000	250

Stock based compensation related to warrant issuances

Balance at September 30, 2019	60,000	$60,000	475,000	$475,000	36,136,999	$3,614

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Treasury Stock		Paid in	Retained earnings	Other comprehensive	Equity/
	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balances at December 31, 2018	–	$–	$36,642,275	$(36,990,469)	$–	$(286,299)

Net loss				(1,068,669)	(73,552)	(1,142,221)

Issuance of Series B Preferred Stock						178,000

Conversion of convertible notes and accrued interest to common shares			2,201,662			2,202,213

Issuance of shares to purchase non-controlling interest in GN			11,263,639			11,264,438

Stock based compensation related to warrant issuance			161,133			161,133

Repurchase of shares from investor	133,200	(13)	(98,942)			(98,955)

Balance at March 31, 2019	133,200	$(13)	$50,169,767	$(38,059,138)	$(73,552)	$12,278,509

Net loss				(748,079)		(748,079)

Issuance of Series B Preferred Stock						110,000

Stock-based compensation related to warrant issuances			161,335			161,335

Change in foreign currency translation					(70,644)	(70,644)

Balance at June 30, 2019	133,200	$(13)	$50,331,103	$(38,807,217)	$(144,196)	$11,731,121

Net loss				(9,320,537)		(9,320,537)

Change in foreign currency translation					217,349	$217,349

Issuance of Series B Preferred Stock						187,000

Issuance of common stock in connection with the issuance of convertible debt			3,797,880			3,798,000

Issuance of common stock for acquisition fees			5,799,750			5,800,000

Stock based compensation related to warrant issuances			199,035			199,035

Balance at September 30, 2019	$133,200	$(13)	$60,127,768	$(48,127,754)	$73,153	$12,611,968

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balance at December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649

Net loss

Change in foreign currency translation

Common stock issued in connection with convertible notes					153,940	15

Beneficial conversion feature of note discount

Stock based compensation related to warrant issuances

Balances at March 31, 2020	60,000	$60,000	475,000	$475,000	36,640,939	$3,664

Change in foreign currency translation

Net loss

Shares issued for services					300,000	30

Stock based compensation related to warrant issuances

Shares received from share exchange with GN					5,507,400	551

Balance June 30, 2020	60,000	$60,000	475,000	$475,000	42,448,339	$4,245

Change in foreign currency translation

Net loss

Shares issued for services					200,000	20

Beneficial conversion feature of note discount

Warrant exercise					25,000	3

Stock based compensation related to warrant issuances

Return of common shares related to note payoff to note payoff					(153,940)	(15)

Convertible note conversion to common stock					135,000	14

Balance, September 30, 2020	60,000	$60,000	475,000	$475,000	42,654,399	$4,265

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Treasury Stock		Paid in	Retained earnings	Other comprehensive	Equity/
	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance at December 31, 2019	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss				(4,214,818)		(4,214,818)

Change in foreign currency translation					(67,273)	(67,273)

Common stock issued in connection with convertible notes			130,834			130,849

Beneficial conversion feature of note discount			438,000			438,000

Stock based compensation related to warrant issuances			206,579			206,579

Balances at March 31, 2020	133,200	$(13)	$62,394,828	$(61,656,367)	$70,422	$1,347,534

Change in foreign currency translation					13,481	13,481

Net loss				(1,472,479)		(1,472,479)

Shares issued for services			152,970			153,000

Stock based compensation related to warrant issuances			206,579			206,579

Shares received from share exchange with GN			2,477,871			2,478,422

Balance June 30, 2020	133,200	$(13)	$65,232,248	$(63,128,846)	$83,903	$2,726,536

Change in foreign currency translation					(53,706)	(53,706)

Net loss				(2,652,790)		(2,652,790)

Shares issued for services			400,980			401,000

Beneficial conversion feature of note discount			649,527			649,527

Warrant exercise			9,998			10,000

Stock based compensation related to warrant issuances			204,600			204,600

Return of common shares related to note payoff to note payoff			(130,834)			(130,849)

Convertible note conversion to common stock			306,737			306,750

Balance, September 30, 2020	133,200	$(13)	$66,673,255	$(65,781,637)	$30,197	$1,461,067

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Interim Periods Ended September 30, 2020, and September 30, 2019

NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. In November 2018 it formed an Ontario corporation, Hanover CPMD Acquisition Corporation, to facilitate the acquisition described below. As of the date of this Report, the Company intends to engage in acquisitions or joint ventures with a company or companies that will allow it to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. Management is engaged in seeking out and evaluating businesses for acquisition. However, if an opportunity in another industry arises the Company will review that opportunity as well.

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

On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannapharmaRx, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, a former President, Chief Executive Officer, Chief Financial Officer, and director of the Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 restricted shares of the Company’s common stock from Mr. Cutler and an additional 9,000,000 common shares directly from the Company.

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as an investment banker who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses. The accompanying financial statements as of September 30, 2020, do not reflect potential recovery amounts related to Sunniva and other parties, if any.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements on December 31, 2019, and 2018, as presented in the Company’s Form 10-K filed on May 27, 2020 with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2020, and December 31, 2019, the Company’s cash and cash equivalents totaled $243,314 and $1,547, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2020, and December 31, 2019, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

During the nine months ended September 30, 2020, the Company entered into ten convertible note instruments amounting to $1,205,000 that contained embedded derivative features. As a result, the Company performed a Black Scholes analysis and recorded a derivative liability and an expense amounting to $1,748,237.

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

Foreign Currency Translation

The functional currency and the reporting currency of the Company’s US operations is United States dollars, (“USD”). The functional currency of the Company’s Canadian operations is in Canadian dollars (“CAD”), Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Capital Assets- Construction in Progress

As of September 30, 2020, and December 31, 2019, the Company had $1,495,120 and $1,540,918 in construction in progress, respectively, comprised entirely of the construction in progress relating to the building acquired with the acquisition of AMS. Additionally, the Company had $139,444 and $143,201, respectively, in the land upon which the construction in process was situated.

Depreciation expense related to the construction in progress amounted to $-0- and $-0- for the periods ended September 30, 2020, and September 30, 2019, respectively.

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

The Company evaluated the recoverability of its long-lived assets on September 30, 2020, and on December 31, 2019, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

Business Segments

The Company’s activities during the nine months ended September 30, 2020, and the year ended December 31, 2019, comprised a single segment.

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

NOTE 2. GOING CONCERN AND LIQUIDITY

As of September 30, 2020, and December 31, 2019, the Company had $243,314 and $1,547 in cash on hand respectively, and no revenue-producing business or other sources of income. Additionally, as of September 30, 2020, the Company had outstanding liabilities totaling $14,988,391 and $246,599 in short term liquid assets.

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

NOTE 3. DEPOSITS

As of September 30, 2020, and December 31, 2019, the Company had deposits of $-0- and $1,308,830 respectively. The $1,308,830 which was non-refundable and was intended to be credited against the purchase price of the Sunniva acquisition (referenced throughout this Report) if it had been successfully consummated. This balance was written off by the Company due to the termination of the Sunniva Purchase Agreement on June 8, 2020.

NOTE 4. PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses on September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019

Prepaid expenses	$2,622	$–
Prepaid interest acquisition expenses-Sunniva	–	592,473
Total	$–	$592,473

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

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. The carrying values of these financial instruments approximate their fair value due to their short maturities. The carrying amount of the Company’s debt approximates fair value because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. Also, the fair value of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes simulation model.

The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2020:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$–	$–	$1,748,237	$1,748,237

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

On May 8, 2020 the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN. These shares were value at $.67 each which represents the value of the GN shares as determined by the Company’s year-end impairment analysis and were recorded as an investment of $2,478,422. As of September 30, 2020, the Company’s investment in GN was $6,672,019.

Additionally, the Company conducted an impairment test on September 30, 2020, and determined that no further impairment existed.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on September 30, 2020, and December 31, 2019:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$4,648	$(1,936)	$2,712	$4,757	$(779)	$3,978
Land	139,444	–	139,444	143,201	–	143,201
Construction in progress	1,495,120	–	1,495,120	1,540,918	–	1,540,918
Total fixed assets	$1,639,212	$(1,936)	$1,637,276	$1,688,876	$(779)	$1,688,097

For the nine months ended September 30, 2020, and 2019, the Company recorded depreciation expense of $1,146 and $-0-, respectively.

The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, the exterior construction of the building has been completed; however, no interior construction has begun.

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

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, the Company had $6,203,194 in goodwill and $1,690,371 in intangible assets, compared to $6,370,333 and $1,834,176, respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Based on a valuation study performed on the acquisition, the Company determined that the marijuana license in process at AMS had a value of $1,871,000 which will be amortized over a fifteen-year period or approximately $124,733 per year.

The Company has recorded amortization expense of $98,293 and $96,009, respectively, for the nine months ended September 30, 2020, and September 30, 2019.

NOTE 9. ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$1,244,678	$902,854
Accrued interest (a)	102,253	27,630
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$1,536,931	$1,120,484

(a)	Represents interest accrued on the outstanding convertible notes and other notes -see Notes 11 and 12.

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 10. RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Accounts payable and accrued payroll-related party(a)	$644,024	$582,096
Accrued expense - related party (b)	1,049,307	606,356
Total accounts payable and accrued liabilities	$1,693,331	$1,188,452

(a)	Accounts payable and accrued payroll-related parties as of September 30, 2020, is comprised of the following: Interest-free loans of $295,000 from directors and officers and accrued salaries for officers and employees of $349,024.

(b)	Accrued expense related parties of $1,049,307 is comprised of accrued bonuses and fees due to current and former directors and officers of the Company. As of September 30, 2020, there was $150,000 included with the $899,307 amount due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

From April 1, 2018 through March 2019, the Company’s principal place of business was located at 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space was provided to the Company on a twelve-month term by a company of which Mr. Nicosia, one of the Company’s directors, serves as the President and CEO. The monthly rent at that location was $1,000; however, as of the date of this report, the Company has not made any rent payments and continues to accrue those amounts as accounts payable.

Effective on March 1, 2019, the Company changed its principal place of business to Suite 206, 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company has rented pursuant to an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President and a director. This location consists of approximately 500 sq. feet. The Company paid a monthly rent of $1,500 (CAD).

Effective March 22, 2019, the Company changed its principal place of business and leases three offices at 3600 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

See Note 16, Subsequent Events, below, for additional related party transactions.

NOTE 11. CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2020
Principal value of convertible notes	$2,495,000	$1,550,000
Note discount	(744,961)	(997,397)
Total convertible notes, net current	$1,750,039	$552,603

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

In addition, the 5,505,530 shares of Common Stock included in the Units were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes or, $3,525,000, was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over the three years from the date of the Note to the maturity date. The Company recorded $552,602 in interest expense related to the amortization of note discount during the year ended December 31, 2019. During the nine months ended September 30, 2020 the Company recorded $58,179 in interest expense on these Notes and amortized $1,003,233 of note discount which was charged to interest expense. As of September 30, 2020, there was $85,808 in accrued interest on these notes, and $12,329 in unamortized note discount related to these notes. All of these notes are past due their maturity dates. The Company has not received any notice of default on these note and continues to accrue interest on these notes past the maturity date

During the three months ended September 30, 2020, the Company issued $157,500 in unsecured 8% convertible notes to one accredited investor, and $513,500 in unsecured 10% convertible notes to three accredited investors. Under the terms of each convertible note, the investors received the right to convert their note to common stock commencing six months after the date of issuance ranging from 55% to 61%, respectively, of the lowest closing price for the Company’s common stock measured 20 business days prior to conversion. Additionally, these notes were issued with an original issue discount of $35,000 which were immediately expensed. The Company recorded a note discount of $649,527 on these notes. During the nine months ended September 30, 2020, the Company recorded $3,931 in interest expense on these four new notes and amortized $43,108 of note discount which was charged to interest expense. As of September 30, 2020, there was $3,931 in accrued interest on these notes, and $606,419 in unamortized note discount related to these notes.

During the nine months ended September 30, 2020, the Company issued a total of ten notes to eight accredited investors of which $595,500 was in the form of unsecured 8% convertible notes, and $609,500 was in unsecured 10% convertible notes. Under the terms of each convertible note, the investors received the right to convert their to common stock commencing nine months after the date of issuance ranging from 55%-75%, respectively, of the lowest closing price for the Company’s common stock measured 20 business days prior to conversion. Additionally, these notes were issued with an original issue discount of $53,000 which were immediately expensed. One of the noteholders also received 153,940 “returnable” shares in connection with issuance of the convertible notes. These shares are returnable to the Company if the underlying convertible note ($160,000) is redeemed before the passage of 180 days. During the three months ended September 30, 2020 the Company repaid the $160,000 Note, received the 153,940 shares back from the noteholder, and converted a $100,000 note plus accrued interest into 135,000 Common Shares of the Company.

During the nine months ended September 30, 2020, the Company recorded $27,696 in interest expense on these ten new notes and amortized $280,593 of note discount which was charged to interest expense. As of September 30, 2020, there was $16,444 in accrued interest on these ten notes, and $732,632 in unamortized note discount related to these notes. During the three months ended September 30, 2020 the $160,000 note was paid off, and one note holder with a $100,000 convertible note converted their note to equity and received 135,000 shares pursuant to the conversion terms on his note. The Company recorded a loss on this conversion of debt of $201,916.

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

As of September 30, 2020, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

September 30, 2020
Exercise Price	0.30–0.41
Stock Price	$0.60
Risk-free interest rate	.19%
Expected volatility	352.70%
Expected life (in years)	1.00
Expected dividend yield	0%
Fair Value:	$1,748,237

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

During the nine months ended September 30, 2020, the Company recognized a loss of $1,748,237 as “Other Expense” on its Statements of Operations, which represented the net change in the value of the derivative liability.

NOTE 12. NOTES PAYABLE

The following tables set forth the components of the Company’s secured notes payable as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Principal value of Promissory Notes	$8,556,920	$8,789,794
Loan discounts	(297,068)	(488,117)
Less: current portion	(1,059,921)	(2,800,559)
Promissory Notes, long term net of discount	$7,199,931	$5,501,118

Pursuant to the terms of the Securities Purchase Agreement with AMS the Company issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the Company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate, or December 31, 2021. Since AMS had not received its cultivation license as of September 30, 2020, the Note Payable will have a maturity date of December 31, 2021.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the year ended December 31, 2019, the Company recorded $244,058 in interest expense related to the amortization of the note discount. During the nine months ended the Company has recorded $175,721 in amortization expense related to Note discount.

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. The Company is currently in discussions with Koze to extend the maturity date of the Note. While the Company believes it will be successful in extending the maturity date, there are no assurances this will occur. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay nine months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. As of the date this Report the Company has continued to accrue interest on the Koze Note and is in discussion to extend its term. Koze has not asserted that a default has occurred.

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

NOTE 13. INCOME TAXES

As of September 30, 2020, the Company has approximately $65,700,000 of federal net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2020, the Company has no unrecognized income tax benefits.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 14. COMMITMENTS AND CONTINGENCIES

On April 1, 2018, the Company changed its principal place of business to 2 Park Plaza, Suite 1200 – B. Irvine, CA 92614. This space is provided on a twelve-month term by a company to which Mr. Nicosia, one of the Company’s directors, serves as Chief Executive Officer. Monthly rent is $1,000; however, as of the date of this filing, the Company has not made any rent payments and continues to accrue those amounts as accounts payable.

In March 2019, the Company temporarily moved its principal place of business to Suite 206, 1180 Sunset Drive, Kelowna, BC, Canada Z1Y 9W6, which the Company rented under an oral sublease from PLC International Investments Inc, a company owned and controlled by Dominic Colvin, the Company’s current CEO, President, and a director. This location consists of approximately 500 sq. feet. The Company continues to occupy this location as of the date of this Report and pays a monthly rent of $1,500 (CAD).

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

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2020, and December 31, 2019, respectively.

Series B Preferred Stock / Common Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. This Offering was closed at the end of August 2019. As of September 30, 2020, the Company had accepted $475,000 in subscriptions in this offering.

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2020, and December 31, 2019, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2020, and December 31, 2019, 42,654,399 and 36,486,999 shares of Common Stock were issued and outstanding, respectively.

In January 2019, the Company closed a private offering of 12% Convertible Debentures where it accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of common stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., The Company used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the three-month period ended June 30, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment.” As a result on June 30, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at a price of $0.40 per share, or a total of 5,505,530 shares.

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

Additionally, 1.2 million shares of Common Stock were issued in connection with the sale of the Units which were valued at $2,598,000. The excess above the $1,200,000 face value of the Unit Convertible Notes or, $1,398,000 was charged to interest expense with an offset to paid-in capital. The remaining $1,200,000 was recorded as a Note discount of $1,200,000 to be amortized over one year at the rate of $100,000 per month. $200,000 in interest expense related to this discount was recorded during the three months ended September 30, 2019.

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

Shares Reserved for Issuance

As of September 30, 2020, the Company had 82,435,087 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 750,000 Common Shares upon the exercise of stock options, 4,640,337 shares issuable upon a conversion of the convertible notes, and 2,319,750 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended September 30, 2020, and December 31, 2019, the Company did not record any stock-based compensation expense related to stock options. As of September 30, 2020, options were outstanding to purchase 750,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. These stock options expire on November 1, 2024.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on September 30, 2020, and December 31, 2019:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	2.50
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	1.12
Warrants issued (a)	1,519,750	$1.01	1.59
Warrants outstanding December 31, 2019	1,869,750	$0.92	1.80
Warrants exercised	(25,000)	–	–
Warrants outstanding September 30, 2020	1,844,750	$0.92	1.50

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

The value of the stock purchase warrants for the periods ended September 30, 2020, and December 31, 2019, was determined using the following Black-Scholes methodology:

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

During the three-month periods ended September 30, 2020 and 2019, the Company recorded $204,579 and $199,035, respectively, in stock-based compensation. During the nine-month period ended September 30, 2020 and 2019, the Company recorded 617,758 and 521,704 in stock-based compensation.

NOTE 16. SUBSEQUENT EVENTS

On October 1, 2020, $35,000 of a convertible debenture was converted at $0.3172 into 110,340 common shares of the Company and the remainder of this $78,000 debenture was repaid in full with interest on October 6, 2020 in the amount of $64,669.87.

The Company entered into a cooperation agreement with Klonetics Plant Science Inc., a Company that engages in the business of genetic research and development, tissue culture propagation, plantlet production, ready to flower production within the cannabis industry throughout the world. The parties consider it advantageous to pool their respective experience, expertise, knowhow and capabilities in the area of land acquisition, financing, development, operations, and respective areas of industry focus. The parties wish to commence their intended long-term cooperation by pursuing projects in selected areas of focus initially before extending it to a larger scale merger between the parties, which may be discussed at a later date with terms to be determined and agreed by the parties. CannapharmaRx will invest up to a maximum percentage of Thirty Percent (30%) of the issued and outstanding shares of Klonetics. On October 6, 2020, CannapharmaRx Inc invested $50,000 CAD in exchange for 83,333 Class A Common Shares at $0.60 CAD per share.

On October 21, 2020, we executed a Common Stock Purchase Agreement with Granite Global Value Investments Ltd. (“Granite”) whereby Granite would agree to purchase $4,000,000 of our Common Stock at a price equal to 80% of the lowest trading price of the prior ten trading days. Triton would purchase shares of our Common Stock in tranches of between $25,000 and $250,000. In order to consummate this financing, we will be required to file, and have declared effective, a Registration Statement on Form S-1 with the Securities and Exchange Commission.

On October 10, 2020, the Herick Parties filed a Motion to Dismiss the Fourth and Fifth Claims for Relief. On October 30, 2020, the Parties filed a Stipulated Motion for an Extension of Time, through and including November 16, 2020, for us to respond to the Herick Parties’ Motion to Dismiss the Fourth and Fifth Claims for Relief. We and the Herick Parties are currently in active settlement negotiations which we believe are likely to result in a written settlement agreement and dismissal of all claims. The Parties currently anticipate completion of such settlement agreement on or before November 16, 2020.

On October 15, 2020 the Company entered into a convertible debenture with an accredited investor in the amount of $110,000 with a $10,000 OID. This debenture bears 10% interest and is convertible into common shares at 40% of the lowest closing price during the previous 20 trading days to the date of conversion. Prepayment of this note is authorized at 0-60 days at 115%, 61-90 days at 125%, 91-120 days at 130%, 121-150 days at 135%, 151-180 days at 140% and after 180 days at 145%. In the event of default interest increases to 18%.

On October 23, 2020, the Company entered into a convertible debenture with an accredited investor in the amount of $82,500 with a $3,750 OID and 12 months of prepaid interest at $3,750 or 5%. This debenture is convertible into common shares at 70% of the lowest closing price during the previous 25 trading days prior to conversion date. Prepayment is authorized at 0-60 days at 115%, 61-180 days at 130%. No prepayment after 180 days. Interest increases to 24% if default occurs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 27, 2020 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

•	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;

•	our ability to maintain and develop relationships with customers and suppliers;

•	our ability to successfully integrate acquired businesses or new brands;

•	the impact of competitive products and pricing;

•	supply constraints or difficulties;

•	the retention and availability of key personnel;

•	general economic and business conditions;

•	substantial doubt about our ability to continue as a going concern;

•	our need to raise additional funds in the future;

•	our ability to successfully recruit and retain qualified personnel in order to continue our operations;

•	our ability to successfully implement our business plan;

•	our ability to successfully acquire, develop or commercialize new products and equipment;

•	intellectual-property claims brought by third parties; and

•	the impact of any industry regulation.

During the three and nine month period ending September 30, 2020 the Company had no revenues from operations. Loss from operations for the three months ended September 30, 2020 was $1,312,790 compared with a loss in the prior year of $6,356,998, for a net loss of $2,652,790 for the most recent quarter, compared with a prior year loss of $9,320,537.

The Company reported a loss from operations for the nine month period ended September 30, 2020 of $4,670,284 compared with a loss during the prior year of $7,992,785 with a net loss of $8,340,088 compared with the prior year loss of $11,137,286.

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

In April 2010, we re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of our wholly-owned subsidiaries. As a result of this reorganization our name was changed to “Golden Dragon Inc.,” which became the surviving publicly quoted parent holding company.

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

Following is a description of the projects we are pursuing as of the date of this Report:

Hanover

Effective November 19, 2018, we entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp., wherein we acquired all of the issued and outstanding securities of AMS. As part of the material terms of this transaction, we also agreed to acquire all of the outstanding shareholder loans held by the principal shareholder of AMS. The purchase price was CAD$12,700,000, of which CAD$1,012,982 was paid at closing and we assumed debt of approximately CAD$650,000. The principal shareholders of AMS elected to receive 971,765 shares of our Common Stock in lieu of CAD$985,000 in additional cash. We granted the holders of these shares “piggyback” registration rights but we have not yet filed a registration statement to cause us to register these shares with the SEC. The balance of approximately CAD$10,000,000 is to be paid pursuant to the terms of a relevant subordinated non-interest bearing promissory note, secured only by the shares acquired in AMS Principal payments under the Promissory Note, are due quarterly and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021. As of the date of this report, we are not producing any cannabis on this property. We are currently reviewing our proposed activities on this project.

Relevant thereto, in January 2019 we also entered into a two-year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of US$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 45,000 shares of the stock issued to him as part of the AMS acquisition for CAD$33,750 (USD$0.75 per share) on or before April 30, 2019. As of September 30, 2020, per the terms of these agreements we owed the balance of $$237,409 to Mr. Barber, which is past due as of the date of this Report. However, we are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement. See “Part II, Item 1, Legal Proceedings” below.

The AMS cultivation facility is a 48,750 square foot cannabis grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, exterior construction of the building has been completed; however, no interior construction has begun. Upon full completion, the facility will contain up to 20 separate growing rooms which we believe will provide annual production capacity of 9,500 kilos of cannabis (20,900 lbs.). Together with the remaining equipment needed to complete the grow facility we estimate that we will require approximately CAD$20 million in additional financing which we will seek to raise via equity and debt. While no definitive decision has been made, as of the date of this Report we are considering converting the building to a cannabis extraction facility or sell the property.

Great Northern

In early 2019, we retained new members of management who are actively engaged in the Canadian cannabis industry, including former management of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”). Not coincidentally, effective February 25, 2019, we acquired 3,712,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN in exchange for an aggregate of 7,988,963 shares of our Common Stock, from our current CEO, who is a former shareholder of GN. We believe this is the initial step in our efforts to acquire all of the issued and outstanding stock of GN. Based upon various discussions that have taken place we anticipate making additional purchases of stock from other shareholders of GN during 2020 but there are no assurances this will occur.

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

We recently filed an application to list our Common Stock for trading on the OTCQB. We also intend to dual list our Common Stock for trading on the Canadian Securities Exchange (“CSE”) as a condition of consummating a transaction with GN. We anticipate filing our initial listing application with the CSE in the near future and, while no assurances can be provided, we anticipate receiving approval for trading during the fourth quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had $243,314 in cash.

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

The 5,505,530 million shares of Common Stock included in the Units were valued at $5,075,000. The excess above the $1,550,000 face value of the Convertible Notes, or $3,525,000, was charged to interest expense with an offset to paid-in capital. The remaining $1,550,000 was recorded as a Note discount of $1,550,000 to be amortized over the three year period from the date of the Note to the maturity date. We recorded $552,602 in interest expense related to the amortization of note discount during the year ended December 31, 2019.

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

On July 3, 2019, we entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. Under the terms of the 12% Note, Koze took a first security interest against our Hanover, Ontario cannabis facility in progress and required us to pay off the existing mortgage of approximately CAD $650,000. Additionally, we agreed to pay a 3% origination fee, prepay six months of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of our Common Stock at an exercise price $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, we used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. We are currently in discussion with Koze to extend the maturity date of the Note. As of the date of this Report, Koze has not asserted that a default has occurred and we believe we will be successful in extending the maturity date; however there can be no assurance.

In May 2019, a director loaned us the principal amount of $75,000. In October 2019, our Chief Executive Officer extended a loan to us in the principal amount of $250,000. Subsequent partial repayments have reduced the $250,000 loan balance to $220,000 as of September 30, 2020. Both of these loans are non-interest bearing and are due upon demand.

On January 8, 2020, we issued two $100,000 Senior OID Convertible Promissory Notes (“OID Notes) to two accredited investors (“Holders”) and received $190,000 in proceeds. Under the provisions of the OID Notes, each Holder was granted the right at their sole discretion to fund up to another $150,000 each under the same terms. The maturity date for each additional tranche of these OID Notes funded shall be twelve (12) months from the date of funding. One of these debentures, $100,000 with accrued interest, was converted into common shares of the Company, 30,000 Common Shares were issued on July 28, 2020 and 105,000 Common Shares were issued on August 24th to retire this debenture.

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

On February 27, 2020, we issued another OID Note for $160,000 to a third accredited investor under comparable terms and received proceeds of $152,000. This Note is convertible into shares of our Common Stock at a price equivalent to: the lower of $1.25/share for the first 180 days from issuance, seventy-five percent (75%) of the lowest closing price of our Common Stock during the twenty (20) trading days immediately preceding Conversion Date. At issuance, we delivered a stock certificate representing half the purchase price in a restricted form (the “Returnable Shares”) in the name of the investor (153,940 shares based on the low closing price of $0.812). The Returnable Shares will only be returned to our treasury if the Note is prepaid in full within the initial 180 days after issuance. This note was repaid in full with interest on September 3, 2020 and 153,940 shares were returned.

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

On May 11, 2020, we issued another OID note for $53,000 from an accredited investor (March 25, 2020 above) and received $50,000 in proceeds. This note has a maturity date of May 11, 2021, an interest rate of 10% and conversion at any time after 180 days at 61% multiplied by the lowest market price during the preceding 20 trading days.

On June 4, 2020, we issued another OID note for $43,000 from an accredited investor (March 25, 2020 above) and received $40,000 in proceeds. This note has a maturity date of June 4, 2021, an interest rate of 10% and conversion at any time after 180 days at 61% multiplied by the lowest market price during the preceding 20 day trading period.

On May 22, 2020, we paid a fee of CAD $30,000 to InSpire Capital relating to a Letter of Interest to provide financing for the purchase of the Sunniva property. As the SPA to acquire Sunniva was terminated on June 8, 2020 as discussed above, we did not proceed with this financing.

On May 25, 2020, we received $26,000 in proceeds in aggregate from non-interest bearing promissory notes from three officers of the Company on an interest-free basis. These notes are payable on demand, with no fixed payment terms.

On June 26, 2020, the Company engaged Teneo Securities to raise capital to finance current acquisition targets with a closing date on any such financing on September 15, 2020. The Company has paid a retainer of $25,000, with an additional $25,000 fee per month going forward to act as the Company’s financial advisor.

Between July 8, 2020 and October 22, 2020, a series of convertible debentures totaling $1,550,000 reached their maturity dates. These notes remain outstanding and we continue to accrue the required interest on the principal balance. As of the date of this Report, the noteholders have not asserted that a default has occurred and, while there can be no assurance, we believe we will be successful in extending the maturity dates of these notes.

On August 17, 2020, we issued a $157,500 8% convertible debenture to an accredited investor for proceeds of $150,000. This note matures on August 17, 2021 and converts at 55% of lowest trading price 20 days prior to conversion.

On August 25, 2020, we issued 25,000 common shares on conversion of warrants at $0.40 per common share for proceeds of $10,000.

On September 1, 2020, we issued a $220,000 10% convertible debenture to an accredited investor for proceeds of $200,000. This note matures June 1, 2021 with 5 equal principal/interest repayments of $48,400 between February 1 and June 1, 2021. Conversion is at $0.75 per share.

On September 3, 2020, we issued a $43,500 10% convertible debenture to an accredited investor for proceeds of $40,000. This note matures September 3, 2021 and converts at any time after 180 days. Conversion price is the variable conversion price of 61% multiplied by the lowest market price during the 20 day trading period prior to conversion.

On September 25, 2020, we issued a $250,000 10% convertible debenture to an accredited investor for proceeds of $235,000. This note matures June 25, 2021 and converts at any time after 180 days. Conversion price is 60% multiplied by the lowest trading price during the preceding 20 day trading period.

During the three months ended September 30, 2020, we recorded $52,767 in interest expense on these Notes and amortized $306,183 of note discount which was charged to interest expense.

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

Subsequent Events

On October 1, 2020, $35,000 of a convertible debenture was converted at $0.3172 into 110,340 common shares of the Company and the remainder of this $78,000 debenture was repaid in full with interest on October 6, 2020 in the amount of $64,669.87.

The Company entered into a cooperation agreement with Klonetics Plant Science Inc., a Company that engages in the business of genetic research and development, tissue culture propagation, plantlet production, ready to flower production within the cannabis industry throughout the world. The parties consider it advantageous to pool their respective experience, expertise, knowhow and capabilities in the area of land acquisition, financing, development, operations, and respective areas of industry focus. The parties wish to commence their intended long-term cooperation by pursuing projects in selected areas of focus initially before extending it to a larger scale merger between the parties, which may be discussed at a later date with terms to be determined and agreed by the parties. CannapharmaRx will invest up to a maximum percentage of Thirty Percent (30%) of the issued and outstanding shares of Klonetics. On October 6, 2020, CannapharmaRx Inc invested $50,000 CAD in exchange for 83,333 Class A Common Shares at $0.60 CAD per share.

On October 21, 2020, we executed a Common Stock Purchase Agreement with Granite Global Value Investments Ltd. (“Granite”) whereby Granite would agree to purchase $4,000,000 of our Common Stock at a price equal to 80% of the lowest trading price of the prior ten trading days. Granite would purchase shares of our Common Stock in tranches of between $25,000 and $250,000. In order to consummate this financing, we will be required to file, and have declared effective, a Registration Statement on Form S-1 with the Securities and Exchange Commission.

On October 10, 2020, the Herick Parties filed a Motion to Dismiss the Fourth and Fifth Claims for Relief. On October 30, 2020, the Parties filed a Stipulated Motion for an Extension of Time, through and including November 16, 2020, for us to respond to the Herick Parties’ Motion to Dismiss the Fourth and Fifth Claims for Relief. We and the Herick Parties are currently in active settlement negotiations which we believe are likely to result in a written settlement agreement and dismissal of all claims. The Parties currently anticipate completion of such settlement agreement on or before November 16, 2020.

On October 15, 2020 the Company entered into a convertible debenture with an accredited investor in the amount of $110,000 with a $10,000 OID. This debenture bears 10% interest and is convertible into common shares at 40% of the lowest closing price during the previous 20 trading days to the date of conversion. Prepayment of this note is authorized at 0-60 days at 115%, 61-90 days at 125%, 91-120 days at 130%, 121-150 days at 135%, 151-180 days at 140% and after 180 days at 145%. In the event of default interest increases to 18%.

On October 23, 2020, the Company entered into a convertible debenture with an accredited investor in the amount of $82,500 with a $3,750 OID and 12 months of prepaid interest at $3,750 or 5%. This debenture is convertible into common shares at 70% of the lowest closing price during the previous 25 trading days prior to conversion date. Prepayment is authorized at 0-60 days at 115%, 61-180 days at 130%. No prepayment after 180 days. Interest increases to 24% if default occurs.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2020.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended September 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently reviewing a situation with our legal counsel in order to ascertain whether we have claims against Steven Barber arising out of his default of the Consulting Agreement we entered into as part of the AMS acquisition more fully described in “Part I, Item 1,” Business, above. In January 2020, we received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with us. We are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement.

No decision on whether to proceed against Mr. Barber has been reached as of the date of this Report.

On July 9, 2020, we filed a lawsuit in the United States District Court for the District of Colorado (1:20-cv-01999-RM-GPG) against Gary Herick, Arrowhead Consulting, LLC, Whitemoon Energy LLC., Jamie Huttrer a/k/a Jamie Huttrer-Herick, and ZeroRMW, LLC (collectively, the “Herick Parties”). The lawsuit alleges, among other things, the Herick Parties engaged in various legal violations including breach of fiduciary duty, common law fraud, conversion, usurpation of corporate opportunities, securities violations pursuant to Section 10b-5 of the Securities Exchange Act of 1934, and civil conspiracy. Mr. Herick was a former officer and director of the Company. On September 8, the Herick Parties filed a Motion to Dismiss the Sixth Claim for Relief (§ 10b-5 Federal Securities Law). On September 28, 2020, we filed a First Amended Complaint. On October 10, 2020, the Herick Parties filed a Motion to Dismiss the Fourth and Fifth Claims for Relief. On October 30, 2020, the Parties filed a Stipulated Motion for an Extension of Time, through and including November 16, 2020, for us to respond to the Herick Parties’ Motion to Dismiss the Fourth and Fifth Claims for Relief.

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

We and the Herick Parties are currently in active settlement negotiations which we believe are likely to result in a written settlement agreement and dismissal of all claims. The Parties currently anticipate completion of such settlement agreement on or before November 16, 2020.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2020, we issued 5,507,400 shares of our Common Stock to multiple shareholders of GN in exchange for 3,671,597 shares of GN common stock.

On May 20, 2020, and June 30, 2020 we issued 200,000 and 100,000 shares, respectively, to an investor relations firm.

On July 28, 2020, and August 26, 2020 we issued 100,000 and 100,000 shares, respectively, to an investor relations firm.

On August 25, 2020, we issued 25,000 shares on conversion of 25,000 common share purchase warrants at $0.40 per common share for total proceeds of $10,000.

On July 28, 2020 and August 24, 2020, we issued 30,000 and 105,000 on the conversion of a convertible debenture into common shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2020.

CannapharmaRx, Inc.

Dated: November 12, 2020	By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

Dated: November 12, 2020	By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

