Form 10-K
period 2020-12-31
CANNAPHARMARX, INC.
filed 2021-04-14
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

 __________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 333-251016

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4635140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 3600 888 3rd Street SW
Calgary, Alberta, Canada	T2P 5C5	949-652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPMD	OTC Pink Sheets

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2020 was $36,177,073.

As of April 10, 2021, the Registrant had 50,163,895 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company hereby incorporates by reference all of the reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including but not limited to:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 30, 2021, or such other date as may be selected in the future, are incorporated by reference in certain sections of PART III.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this report, particularly the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who is now the Company’s President and CEO. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

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

Hanover Project

Effective November 19, 2018, we entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders and Hanover CPMD Acquisition Corp., wherein we acquired all of the issued and outstanding securities of AMS. As part of the material terms of this transaction, we also agreed to acquire all of the outstanding shareholder loans held by the principal shareholder of AMS. The purchase price was CAD$12,700,000, of which CAD$1,012,982 was paid at closing and we assumed debt of approximately CAD$650,000. The principal shareholders of AMS elected to receive 971,765 shares of our Common Stock in lieu of CAD$985,000 in additional cash. We granted the holders of these shares “piggyback” registration rights but we have not yet filed a registration statement to cause us to register these shares with the SEC. The balance of approximately CAD$10,000,000 is to be paid pursuant to the terms of a relevant subordinated non-interest bearing promissory note, secured only by the shares acquired in AMS Principal payments under the Promissory Note are due quarterly and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate or December 31, 2021. As of the date of this report, we are not producing any cannabis on this property. We are currently reviewing our proposed activities on this project. Much of how we elect to proceed will depend upon our success in closing and funding other potential acquisitions. If we are successful in closing other transactions, we see no need to develop an additional cultivation facility on this location. It is possible that we will elect to develop a cannabis extraction facility on this property or sell it.

Relevant thereto, in January 2019 we also entered into a two year Consulting Agreement with Stephen Barber, a founder and principal shareholder of AMS, to assist us in our ongoing discussions and negotiations with various governmental agencies, including the City of Hanover and Province of Ontario, whereby we agreed to pay (i) a consulting fee of US$225,000, payable on or before April 30, 2019, along with a monthly fee of CAD$1,500 and (ii) an option to purchase up to 500,000 shares of our common stock at an exercise price of USD$1.00 per share, which option shall expire November 19, 2020. Further, we agreed to repurchase 45,000 shares of the stock issued to him as part of the AMS acquisition for CAD$33,750 (USD$0.75 per share) on or before April 30, 2019. As of December 31, 2020, per the terms of these agreements we owed the balance of CAD$700,000 to Mr. Barber, which is past due as of the date of this Report. However, we are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement. See “Part I, Item 3, Legal Proceedings” below.

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

Great Northern Acquisition

In early 2019 we retained new members of management who are actively engaged in the Canadian cannabis industry, including former management of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”). Not coincidentally, effective February 25, 2019, we acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN in exchange for an aggregate of 7,988,963 shares of our Common Stock, from our current CEO, who is a former shareholder of GN. We believe this is the initial step in our efforts to acquire all of the issued and outstanding stock of GN. In May 2020 we agreed to acquire an additional 3,671,597 shares of GN common stock in exchange for an aggregate of 5,507,400 shares of our Common Stock. We presently own 7,608,097 shares of GN common stock which we believe, based on information provided by the management of GN, equals approximately 10% of the total issued and outstanding shares of GN common stock. Additionally, we own Warrants to purchase an additional 2,500,000 shares of GN common stock with each Warrant having an exercise price of CAD$1.00 per share. We intend to continue to acquire the common stock of GN in one or multiple additional transactions.

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

For a complete description of our business, financial condition, results of operations and other important information, we refer you to our filings with the SEC that are incorporated by reference in this Annual Report, including our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020. For instructions on how to find copies of these documents, see the section entitled “Where You Can Find More Information”.

Financial Information about Industry Segments

We do not report our revenues or expenses by segment. See financial statements.

Employees

We currently employ four (4) employees, including our current officers and a Director of Finance.

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

Cannabis Products

The Cannabis Regulations set out the requirements for the sale of cannabis products at the retail level permit the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as “pre-rolled” and in capsules. The THC content and serving size of cannabis products is limited by the Cannabis Regulations. The sale of edibles containing cannabis and cannabis concentrates was legalized in the fall of 2019.

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

Where you can find more information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC will be available free of charge on the Company’s website in the near future.   The reports are currently available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors.

An investment in our common stock is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, including our financial statements and the related notes, before you decide to buy our common stock. If any of the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

Risks Related to Our Company

The Corporation is a Development Stage Company with Little Operating History, a History of Losses and the Corporation Cannot Assure Profitability.

The Corporation’s business is comprised of a recently-acquired subsidiary. The Corporation has been incurring operating losses and cash flow deficits since the inception of such operations, as it attempts to create an infrastructure to capitalize on the opportunity for value creation that is emerging from the relaxing of prohibitions on the cannabis industry nationwide in Canada. The Corporation’s lack of operating history, and the lack of historical pro forma combined financial information for the Corporation and its acquired subsidiary, makes it difficult for investors to evaluate the Corporation’s prospects for success. Prospective investors should consider the risks and difficulties the Corporation might encounter, especially given the Corporation’s lack of an operating history or historical pro forma combined financial information, there is no assurance that the Corporation will be successful and the likelihood of success must be considered in light of its relatively early stage of operations. As the Corporation has not begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of its finances. This is compounded by the fact the Corporation intends to operate in the cannabis industry, which is rapidly transforming. There is no guarantee that the Corporation’s products or services will be attractive to potential consumers.

Substantial Doubt About the Corporation’s Ability to Continue as a Going Concern.

The Corporation is in the development stage and is currently seeking additional capital, mergers, acquisitions, joint ventures, partnerships and other business arrangements to expand its product offerings in the medical cannabis industry and grow its revenue. The Corporation’s ability to continue as a going concern is dependent upon its ability in the future to grow its revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet its obligations and repay its liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance the operations of the Corporation; however, there can be no certainty that such funds will be available at terms acceptable to the Corporation. These conditions indicate the existence of material uncertainties that may cast significant doubt about the Corporation’s ability to continue as a going concern.

We have not generated any revenue or profit from operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $75,000 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

The Corporation had Negative Cash Flow for the for the Year Ended December 31, 2020

The Corporation had negative operating cash flow for the year ended December 31, 2020. To the extent that the Corporation has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Corporation may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Corporation will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Corporation. The Corporation’s actual financial position and results of operations may differ materially from the expectations of the Corporation’s management.

The Corporation’s Actual Financial Position and Results of Operations May Differ Materially from Management’s Expectations.

The Corporation has experienced some changes in its operating plans and certain delays in its plans. As a result, the Corporation’s revenue, net income and cash flow may differ materially from the Corporation’s projected revenue, net income and cash flow. The process for estimating the Corporation’s revenue, net income and cash flow requires the use of in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the Corporation’s financial condition or results of operations.

The Corporation expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Corporation’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Corporation. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Prospectus, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our Common Shares may significantly decrease.

Hanover Facility

Through its acquisition of all the issued and outstanding shares of AMS, the Corporation has acquired the Hanover Land, and is expecting to complete the build-out of the Hanover Facility. It is intended that the Hanover Facility will allow the Corporation to obtain the Cultivation License and begin its Intended Business. However, no assurance can be given that Health Canada will approve the Hanover Facility and issue the Corporation’s Cultivation License. If the Corporation is unable to secure the Licenses, the expectations of management with respect to its ability to begin the Intended Business may not be borne out, which would have a material adverse effect on the Corporation’s business, financial condition and results of operations. Further, construction delays or cost over-runs in respect of the build-out of the Hanover Facility, howsoever caused, could also have a material adverse effect on the Corporation’s ability to begin its Intended Business, as well as general business, financial condition and results of operations.

The Corporation is reliant on the successful construction and operation of the Hanover Facility in order to begin its Intended Business. The Hanover Facility, once built-out and operational, will be integral to the Corporation’s business and adverse changes or developments affecting either the construction or operation of the Hanover Facility may impact Corporation’s ability to begin its Intended Business, as well as its general financial condition and prospects.

In the foreseeable future, the Corporation’s activities and resources will be focused on obtaining the Licenses as well as the build-out of, and start of operations at the Hanover Facility. The Licenses will be specific to the Hanover Facility. Once the construction of the Hanover Facility is complete and the facility becomes operational, adverse changes or developments affecting it, including but not limited to a force majeure event or a breach of security, could have a material adverse effect on the Corporation’s business, financial condition and prospects. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by Health Canada, could also have an impact on the Corporation’s ability to continue operating under the Licenses or the prospect of renewing the Licenses or would result in a revocation of the Licenses.

Construction Risk Factors

The Corporation’s growth strategy contemplates building the Hanover Facility. There is a risk that this will not be achieved on time, on budget, or at all, as it can be adversely affected by a variety of factors, including some that are discussed elsewhere in these “Risk Factors” and the following:

•	the availability and performance of engineering and construction contractors, suppliers and consultants;

•	delays in obtaining, or conditions imposed by, regulatory approvals in connection with the construction of the Hanover Facility;

•	delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which the Corporation is dependent in connection with its construction activities;

•	failure in connection with the completion and successful operation of the operational elements in connection with construction;

•	start-up costs and ongoing operating costs being significantly higher than anticipated by the Corporation.

•	facility design errors;

•	environmental pollution; nonperformance by third party contractors; increases in materials or labor costs; construction performance falling below expected levels of output or efficiency;

•	breakdown, aging or failure of equipment or processes;

•	contractor or operator errors;

•	operational inefficiencies;

•	labor disputes, disruptions or declines in productivity; inability to attract sufficient numbers of qualified workers; disruption in the supply of energy and utilities; and

•	major incidents and/or catastrophic events such as fires, explosions or storms.

Any of the foregoing factors could adversely impact the operations and financial condition of the Corporation.

There are Factors Which May Prevent the Corporation from the Realization of Growth Targets. The Corporation is Currently in the Expansion from Early Development Stage.

The Corporation’s growth strategy contemplates building the Hanover Facility. There is a risk that this will not be achieved on time, on budget, or at all, as it can be adversely affected by a variety of factors, including some that are discussed elsewhere in these “Risk Factors” and the following:

•	delays in obtaining, or conditions imposed by, regulatory approvals;

•	facility design errors;

•	environmental pollution; nonperformance by third party contractors; increases in materials or labor costs; construction performance falling below expected levels of output or efficiency;

•	breakdown, aging or failure of equipment or processes;

•	contractor or operator errors;

•	operational inefficiencies;

•	labor disputes, disruptions or declines in productivity; inability to attract sufficient numbers of qualified workers; disruption in the supply of energy and utilities; and

•	major incidents and/or catastrophic events such as fires, explosions or storms.

Reliance on a Single Facility

As described under “Hanover Facility”, the Corporation is reliant on the successful construction and operation of the Hanover Facility in order to obtain the Cultivation License and begin its Intended Business. For the foreseeable future, and until completion of the construction of the Hanover Facility, the Corporation will devote significant efforts and resources to this project. Adverse changes or developments affecting the construction of, and start of operations at the Hanover Facility, including any of the risk factors described under “Construction Risk Factors” could have a material and adverse effect on the Corporation’s ability to begin its Intended Business, as well as its general financial condition and prospects.

Probable Lack of Business Diversification.

The prospects for the Company’s success will be dependent upon the future performance and market acceptance of the Hanover Facility. Unlike certain entities that have the resources to develop and explore numerous product lines, operating in multiple industries or multiple areas of a single industry, the Corporation does not anticipate the ability to immediately diversify or benefit from the possible spreading of risks or offsetting of losses. Again, the prospects for the Corporation’s success may become dependent upon the development or market acceptance of a very limited number of facilities, products, processes or services.

Limited Recourse Against the AMS Shareholders in AMS Acquisition.

Investors in the Corporation will not have a direct statutory right or any other rights against the shareholders of AMS, the vendor of all of the shares of AMS to the Corporation. The sole remedy of the investors against such vendor will be through the Corporation bringing an action for a breach of the representations and warranties contained in the SPA. While the Corporation is indemnified for breaches of representations and warranties contained in the SPA, recourse for such breaches may be limited due to qualifications related to knowledge of the principal vendors, being Stephen Barber, John Ciotto, Joseph Groleau and Raymond Robertson, of the vendor (the “Principal Vendors”), contractual and time limits on recourse under applicable laws, and the ability of such Principal Vendors to satisfy third-party claims. In particular, most of the representations and warranties under the SPA survive for a period of only two years. The inability to recover fully any significant liabilities incurred with respect to breaches of representations and warranties under the SPA may have adverse effects on the Corporation’s financial position. In addition, the Principal Vendors have not made any representation to the Corporation, and are not making any representation to investors, as to the disclosure in this Prospectus constituting full, true and plain disclosure of all material facts related to the AMS Acquisition, or that this Prospectus does not contain a misrepresentation with respect to such AMS Acquisition. Accordingly, the Principal Vendors will not have any liability to investors if the disclosure in this Prospectus relating to the AMS Acquisition does not meet such standard or contains a misrepresentation.

The Corporation is Reliant on the Obtention of the Licenses to Produce Medical Cannabis Products in Canada.

The Corporation’s ability to grow, store and sell medical marijuana and cannabis oil in Canada is dependent on securing the appropriate licenses with Health Canada. Failure to comply with the requirements of any license application or failure to obtain the appropriate licenses with Health Canada would have a material adverse impact on the future business, financial condition and operating results of the Corporation. There can be no guarantees that Health Canada will issue the required Licenses.

If and when the Licenses are issued, they will have to be periodically renewed by Health Canada. Although the Corporation believes it will meet the requirements of the Cannabis Act for future renewals of the Licenses, there can be no guarantee that Health Canada will renew the Licenses or, if renewed, that they will be renewed on the same or similar terms or that Health Canada will not revoke the Licenses. Should the Corporation fail to comply with the requirements of the Licenses or should Health Canada not renew the Licenses when required, or renew the Licenses on different terms or revoke the Licenses, there would be a material adverse effect on the Corporation’s business, financial condition and results of operations.

Government licenses are currently, and in the future may be, required in connection with the Corporation’s operations, in addition to other unknown permits and approvals which may be required. To the extent such permits and approvals are required and not obtained, the Corporation may be prevented from operating and/or expanding its business, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation is Subject to Changes in Canadian Laws, Regulations and Guidelines Which Could Adversely Affect the Corporation’s Future Business, Financial Condition and Results of Operations.

On October 17, 2018, the Canadian federal government legalized the production, distribution and sale of recreational cannabis for adult use under the Cannabis Act (see “Industry and Regulatory Overview”). No legal market previously existed for adult recreational use cannabis in Canada. For this reason, projections for both short and long-term market conditions for the retail of cannabis remain uncertain.

The Corporation’s operations will be subject to various laws, regulations and guidelines relating to the manufacture, management, packaging/labeling, advertising, sale, transportation, storage and disposal of medical and recreational cannabis but also including laws and regulations relating to drugs, controlled substances, health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations and guidelines due to matters beyond the control of the Corporation may cause material adverse effects to the business, financial condition and results of operations of the Corporation. The Corporation endeavors to comply with all relevant laws, regulations and guidelines. To the best of the Corporation’s knowledge, the Corporation is in compliance or in the process of being assessed for compliance with all such laws, regulations and guidelines as described elsewhere in this Prospectus.

To date, only fresh cannabis, dried cannabis and cannabis oil products are permitted. Health Canada has given guidance that other transformed products (primarily edibles and beverages infused with cannabis) will be permitted for legal sale one year subsequent to the Cannabis Act coming into effect. However, there is uncertainty regarding how and when certain regulatory changes will be implemented. Further, the general legislation framework pertaining to the Canadian recreational cannabis market is subject to significant provincial and territorial regulation, which varies across provinces and territories. Unfavorable regulatory changes, delays or both may therefore materially and adversely affect the future business, financial condition and results of operations of the Corporation.

The Corporation May not Be Able to Develop Its Brands, Products and Services, Which Could Prevent It from Ever Becoming Profitable.

If the Corporation cannot successfully develop, manufacture and distribute its products, or if the Corporation experiences difficulties in the development process, such as capacity constraints, quality control problems or other disruptions, the Corporation may not be able to develop market-ready commercial products at acceptable costs, which would adversely affect the Corporation’s ability to effectively enter the market. A failure by the Corporation to achieve a low-cost structure through economies of scale or improvements in cultivation and manufacturing processes would have a material adverse effect on the Corporation’s commercialization plans and the Corporation’s business, prospects, results of operations and financial condition.

There is No Assurance That the Corporation Will Turn a Profit or Generate Immediate Revenues.

There is no assurance as to whether the Corporation will be profitable, earn revenues, or pay dividends. The Corporation has incurred and anticipates that it will continue to incur substantial expenses relating to the development and initial operations of its business. The payment and amount of any future dividends will depend upon, among other things, the Corporation’s results of operations, cash flow, financial condition, and operating and capital requirements.

There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends.

No Assurance of Sustainable Revenues.

There can be no assurance that our subsidiaries will generate sufficient and sustainable revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history and the nature of the markets in which we compete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations, and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products and services, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of our products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain decisions regarding pricing, service, marketing or business combinations that could have a material adverse effect on our business, results of operations, and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations, and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results or on predictions prepared by the Company to determine future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

The Corporation May not Be Able to Effectively Manage Its Growth and Operations, Which Could Materially and Adversely Affect Its Business.

The Corporation has grown by acquisition. If the Corporation implements it business plan as intended, it may in the future experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of the Corporation’s financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. The Corporation intends to utilize outsourced resources, and hire additional personnel, to manage its expected growth and expansion. Failure to successfully manage its possible growth and development could have a material adverse effect on the Corporation’s business and the value of the Common Shares.

While a major part of our business strategy is to pursue strategic acquisitions, we may not be able to identify businesses for which we can obtain necessary financing to acquire on acceptable terms, face risks due to additional indebtedness, and our acquisition strategy may incur significant costs or expose us to substantial risks inherent in the acquired business’s operations.

Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including the following:

•	We may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy;

•	We may not successfully acquire companies if we fail to obtain financing, if we fail to negotiate the acquisition on acceptable terms, or for other related reasons.

•	We may incur additional expenses due to acquisition due diligence, including legal, accounting, consulting, and other professional fees and disbursements. Such additional expenses may be material, will likely not be reimbursed, and would increase the aggregate cost of any acquisition.

•	Any acquired business will expose us to the acquired company’s liabilities and to risks inherent to its industry, and we may not be able to ascertain or assess all of the significant risks.

•	We may require additional financing in connection with any future acquisition, and such financing may adversely impact, or be restricted by, our capital structure.

•	Achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures, and personnel of the acquired company or companies in a timely and efficient manner. Some of the challenges involved in such an integration include: (i) demonstrating to the customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards, or business focus; (ii) preserving important relationships of the acquired company; (iii) coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and (iv) coordinating the supply chains.

Any Future Acquisitions Could Disrupt Business.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including that:

•	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

•	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;

•	we may have difficulty integrating the operations and personnel of the acquired company;

•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

•	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

•	we may not be able to realize the cost-savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition, and operating results.

The Corporation May not Be Able to Identify and/or Consummate Acquisitions with Strategic Targets.

As part of its corporate strategy, the Corporation intends to continue a focus on the acquisition of additional companies operating in jurisdictions where cannabis is legal on a national basis. The Corporation’s focus is initially on Canadian Licensed Producers of marijuana but may extend to other cannabis-related products. If and when cannabis becomes legal in other foreign jurisdictions the Corporation will research acquisition or development opportunities. The Corporation intends to target opportunities which are revenue generating or will be in the immediate future, low-cost producers and either profitable or nearing profitability. There can be no guarantee that the Corporation will identify such opportunities, or once identified, consummate such transactions.

The Corporation is presently in discussion with other companies operating in the cannabis industry regarding a potential acquisition or other form of partnership.

The Corporation May Be Unable to Adequately Protect Its Proprietary and Intellectual Property Rights.

The Company currently has no proprietary or intellectual property. The Corporation’s ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that it may develop in the future. To the extent the Corporation is able to do so, to protect any proprietary rights of the Corporation, the Corporation intends to rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of the Corporation’s intellectual property:

•	the market for the Corporation’s products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law is impaired by the illegality of cannabis under U.S. federal law.

•	patents in the cannabis industry involve complex legal and scientific questions and patent protection may not be available for some or any products.

•	the Corporation’s applications for trademarks and copyrights relating to its business may not be granted and, if granted, may be challenged or invalidated.

•	issued patents, trademarks and registered copyrights may not provide the Corporation with competitive advantages.

•	the Corporation’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of any its products or intellectual property.

•	the Corporation’s efforts may not prevent the development and design by others of products similar to or competitive with, or superior to those the Corporation develops.

•	another party may obtain a blocking patent and the Corporation would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in its products.

•	the expiration of patent or other intellectual property protections for any assets owned by the Corporation could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect of the loss of these protections on the Corporation and its financial results will depend, among other things, upon the nature of the market and the position of the Corporation’s products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements but the impact could be material and adverse. The Corporation may be forced to litigate to defend its intellectual property rights, or to defend against claims by third parties against the Corporation relating to intellectual property rights.

We may not be able to protect intellectual property that we hope to acquire, which could adversely affect our business.

The companies that we hope to acquire may rely on patent, trademark, trade secret, and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents. We also expect to rely upon a combination of copyright, trademark, trade secret, and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants, and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations. While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and significant liabilities to third parties, any of which could have a material adverse effect on our business.

We may not be able to protect our trade names and domain names.

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name CannaPharmaRx.com Domain names generally are regulated by Internet regulatory bodies are subject to change, and in some cases, may be superseded, in some cases by-laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another's trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

The Corporation May Be Forced to Litigate to Enforce or Defend Its Intellectual Property Rights, to Protect Its Trade Secrets or to Determine the Validity and Scope of Other Parties’ Proprietary Rights.

Any such litigation could be very costly and could distract its management from focusing on operating the Corporation’s business. The existence and/or outcome of any such litigation could harm the Corporation’s business. Further, because the content of much of the Corporation’s intellectual property concerns cannabis and other activities that are not legal in some state jurisdictions or under U.S. federal law, the Corporation may face additional difficulties in defending its intellectual property rights. The Corporation may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on the Corporation’s reputation, business, results from operations, and financial condition. The Corporation may be named as a defendant in a lawsuit or regulatory action. The Corporation may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on the Corporation’s business, results of operations, sales, cash flow or financial condition. Further, the administration of medical substances to humans can result in product liability claims by consumers. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against the Corporation. The Corporation may not be able to obtain or maintain adequate insurance or other protection against potential liabilities arising from product sales. Product liability claims could also result in negative perception of the Corporation’s products or other reputational damage which could have a material adverse effect on the Corporation’s business, results of operations, sales, cash flow or financial condition.

The Corporation’s Operations are Subject to Environmental Regulation in the Various Jurisdictions in Which It Operates.

These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Corporation’s operations. Government environmental approvals and permits are currently, and may in the future be required in connection with the Corporation’s operations. To the extent such approvals are required and not obtained, the Corporation may be curtailed or prohibited from its proposed business activities or from proceeding with the development of its operations as currently proposed. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Corporation may be required to compensate those suffering loss or damage due to its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

The Corporation Faces Competition from Other Companies Where It Will Conduct Business That May Have Higher Capitalization, More Experienced Management or May Be More Mature As a Business.

An increase in the companies competing in this industry could limit the ability of the Corporation to expand its operations. Current and new competitors may be better capitalized, a longer operating history, more expertise and able to develop higher quality equipment or products, at the same or a lower cost. The Corporation cannot provide assurances that it will be able to compete successfully against current and future competitors. Competitive pressures faced by the Corporation could have a material adverse effect on its business, operating results and financial condition. In addition, despite Canadian federal and state-level legalization of marijuana, illicit or “black-market” operations remain abundant and present substantial competition to the Corporation. In particular, illicit operations, despite being largely clandestine, are not required to comply with the extensive regulations that the Corporation must comply with to conduct business, and accordingly may have significantly lower costs of operation.

If the Corporation is Unable to Attract and Retain Key Personnel, It May not Be Able to Compete Effectively in the Cannabis Market.

The Corporation’s success has depended and continues to depend upon its ability to attract and retain key management, including the Corporation’s President/CEO, technical experts and sales personnel. The Corporation will attempt to enhance its management and technical expertise by continuing to recruit qualified individuals who possess desired skills and experience in certain targeted areas. The Corporation’s inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on the Corporation’s business, results of operations, sales, cash flow or financial condition. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of the Corporation, results of operations of the business and could limit the Corporation’s ability to develop and market its cannabis-related products. The loss of any of the Corporation’s senior management or key employees could materially adversely affect the Corporation’s ability to execute our business plan and strategy, and the Corporation may not be able to find adequate replacements on a timely basis, or at all.

If we are unable to keep up with technological developments, our business could be negatively affected.

The markets for our products and services are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and upon our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. In order to develop such new products and services, we will depend upon close relationships with existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that we will be able to develop and market our products and services successfully or respond effectively to the technological changes or new product and service offerings of our potential competitors. We may not be able to develop the required technologies, products, and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition, and results of operations.

There is No Assurance That the Corporation Will Obtain and Retain the Licenses.

The Corporation’s ability to grow, store and sell cannabis in Canada is dependent on the ability of the Corporation to obtain the licenses to do so from Health Canada. The Corporation does not currently hold a License from Health Canada and there can be no assurance that the Corporation will receive such a License in a timely manner, or at all. The Licenses, once issued, are subject to ongoing compliance and reporting requirements. Failure to comply with the requirements would have a material adverse impact on the business, financial condition and operating results of the Corporation.

If and when the Licenses are issued, they will have to be periodically renewed by Health Canada. Although the Corporation believes it will meet the requirements of the Cannabis Act for future renewals of the Licenses, there can be no guarantee that Health Canada will renew the Licenses or, if renewed, that they will be renewed on the same or similar terms or that Health Canada will not revoke the Licenses. Should the Corporation fail to comply with the requirements of the Licenses or should Health Canada not renew the Licenses when required, or renew the Licenses on different terms or revoke the Licenses, there would be a material adverse effect on the Corporation’s business, financial condition and results of operations.

Government licenses are currently, and in the future may be, required in connection with the Corporation’s operations, in addition to other unknown permits and approvals which may be required. To the extent such permits and approvals are required and not obtained, the Corporation may be prevented from operating and/or expanding its business, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Failure to Successfully Integrate Acquired Businesses, Its Products and Other Assets into the Corporation, or If Integrated, Failure to Further the Corporation’s Business Strategy, May Result in the Corporation’s Inability to Realize Any Benefit from Such Acquisition.

The Corporation has grown by acquiring AMS. The consummation and integration of any acquired business, product or other assets into the Corporation may be complex and time-consuming and, if such businesses and assets are not successfully integrated, the Corporation may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further the Corporation’s business strategy as anticipated, expose the Corporation to increased competition or other challenges with respect to the Corporation’s products or geographic markets, and expose the Corporation to additional liabilities associated with an acquired business, technology or other asset or arrangement. When the Corporation acquires cannabis businesses, it may obtain the rights to applications for licenses as well as licenses; however, the procurement of such applications for licenses and licenses generally will be subject to governmental and regulatory approval. There are no guarantees that the Corporation will successfully consummate such acquisitions, and even if the Corporation consummates such acquisitions, the procurement of applications for licenses may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable state and/or local governmental or regulatory agency.

The Size of the Corporation’s Target Market is Difficult to Quantify and Investors Will Be Reliant on Their Own Estimates on the Accuracy of Market Data.

Because the cannabis industry is in a nascent stage with uncertain boundaries, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in the Corporation and, few, if any, established companies whose business model the Corporation can follow or upon whose success the Corporation can build. Accordingly, investors will have to rely on their own estimates in deciding about whether to invest in the Corporation. There can be no assurance that the Corporation’s estimates are accurate or that the market size is sufficiently large for its business to grow as projected, which may negatively impact its financial results.

The Corporation’s Industry is Experiencing Rapid Growth and Consolidation That May Cause the Corporation to Lose Key Relationships and Intensify Competition.

The cannabis industry is undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm the Corporation in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing the Corporation to expend greater resources to meet new or additional competitive threats, all of which could harm the Corporation’s operating results. As competitors enter the market and become increasingly sophisticated, competition in the Corporation’s industry may intensify and place downward pressure on retail prices for its products and services, which could negatively impact its profitability.

The Corporation Will Require Additional Financing and There is No Assurance That Additional Financing Will Be Available When Required.

The Corporation will require additional capital in the future and plans to achieve this additional financing through equity and/ or debt financing. However, there is no assurance that this financing will be available when required. Specifically, there is no assurance that the Corporation will be able to raise any additional equity financing through its shares given the viability of the Hanover facility will not be demonstrated until after construction is complete. In addition, there is no assurance that the Corporation will be able to secure debt financing given its low asset base and its current lack of revenues.

Existing Shareholders May Be Diluted to the Extent That the Company Raises Additional Funds Through Additional Equity Financings.

The Corporation continues to sell shares for cash to fund operations, capital expansion, mergers and acquisitions that will dilute the current shareholders. There is no guarantee that the Corporation will be able to achieve its business objectives. The continued development of the Corporation will require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or the Corporation going out of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to the Corporation.

If additional funds are raised through issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of Common Shares. The Corporation’s articles permit the issuance of 300,000,000 Common Shares, and shareholders will have no preemptive rights in connection with such further issuance. The directors of the Corporation have discretion to determine the price and the terms of further issuances. In addition, from time to time, the Corporation may enter into transactions to acquire assets or the shares of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase the Corporation’s debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Corporation to obtain additional capital and to pursue business opportunities, including potential acquisitions. The Corporation may require additional financing to fund its operations to the point where it is generating positive cash flow. Negative cash flow may restrict the Corporation’s ability to pursue its business objectives.

If you purchase shares of our Common Shares in an offering, you will experience substantial and immediate dilution, because the price that you pay will be substantially greater than the net tangible book value per share of the Common Shares that you acquire. This dilution is due in large part to the fact that our earlier investors will have paid substantially less than a public offering price when they purchased their Common Shares.

The Corporation Operates Within the Cannabis Industry, Which Might Result in Additional Difficulties and Complexities Associated with Obtaining Adequate Insurance Coverage.

At the date of this Report, the Corporation and its subsidiaries have secured insurance coverage with respect to builder’s risk, general liability and property. The Corporation has not yet secured insurance coverage with respect to workers’ compensation, directors’ and officers’ insurance, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate; and, because the Corporation is engaged in and operates within the cannabis industry, there might be exclusions and additional difficulties and complexities associated with obtaining such insurance coverage that could cause the Corporation to suffer uninsured losses, which could adversely affect the Corporation’s business, results of operations, and profitability. There is no assurance that the Corporation will be able to obtain and utilize such insurance coverage, if necessary.

The Cultivation of Cannabis Includes Risks Inherent in an Agricultural Business Including the Risk of Crop Loss, Sudden Changes in Environmental Conditions, Equipment Failure, Product Recalls and Others.

The Corporation’s future business involves the growing of medical marijuana, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although the Corporation expects that any such growing will be completed indoors under climate controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on any such future production. The Corporation is reliant on a single location. Adverse changes affecting the Hanover Facility, development project could materially affect the Corporation’s plans.

The Cultivation of Cannabis Involves a Reliance on Third Party Transportation Which Could Result in Supply Delays, Reliability of Delivery and Other Related Risks.

In order for customers of the Corporation to receive their product, the Corporation may rely on third party transportation services. This can cause logistical problems with and delays in patients obtaining their orders and cannot be directly controlled by the Corporation. Any delay by third party transportation services may adversely affect the Corporation’s financial performance.

Moreover, security of the product during transportation to and from the Corporation’s facilities is critical due to the nature of the product. A breach of security during transport could have material adverse effects on the Corporation’s business, financials and prospects. Any such breach could impact the Corporation’s future ability to continue operating under its licenses or the prospect of renewing its licenses.

The Corporation May Be Subject to Product Recalls for Product Defects Self-imposed or Imposed by Regulators.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Corporation’s products are recalled due to an alleged product defect or for any other reason, the Corporation could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Corporation may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although the Corporation has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the Corporation’s significant brands were subject to recall, the image of that brand and the Corporation could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for the Corporation’s products and could have a material adverse effect on the results of operations and financial condition of the Corporation. Additionally, product recalls may lead to increased scrutiny of the Corporation’s operations by Health Canada or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

The Corporation is Reliant on Key Inputs, such as Water and Utilities, and Any Interruption of These Services Could Have a Material Adverse Effect on the Corporation’s Finances and Operation Results.

The Corporation’s business is dependent on a number of key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition and operating results of the Corporation. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Corporation.

The Expansion of the Medical Cannabis Industry May Require New Clinical Research into Effective Medical Therapies, When Such Research has Been Restricted in the U.S. and is New to Canada.

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Although the Corporation believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, investors should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Prospectus or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to medical cannabis, which could have a material adverse effect on the demand for the Corporation’s products with the potential to lead to a material adverse effect on the Corporation’s business, financial condition and results of operations.

Under Canadian Regulations, a Licensed Producer of Cannabis May Have Restrictions on the Type and Form of Marketing It Can Undertake Which Could Materially Impact Sales Performance.

The development of the Corporation’s future business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by Health Canada or U.S. regulatory authorities. The regulatory environment in Canada limits the Corporation’s ability to compete for market share in a manner similar to other industries. If the Corporation is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Corporation’s sales and operating results could be adversely affected.

The Corporation Could Be Liable for Fraudulent or Illegal Activity by its Employees, Contractors and Consultants Resulting in Significant Financial Losses to Claims Against the Corporation.

The Corporation is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Corporation that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for the Corporation to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Corporation to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Corporation from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the Corporation, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Corporation’s operations, any of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation will be reliant on Information Technology Systems and may be Subject to Damaging Cyber-attacks.

The Corporation has entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with its operations]. The Corporation’s operations depend, in part, on how well it and its suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Corporation’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenditures. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Corporation’s reputation and results of operations.

The Corporation has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Corporation will not incur such losses in the future. The Corporation’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Corporation may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

The Corporation may be Subject to Breaches of Security at its Facilities, or in Respect of Electronic Documents and Data Storage and May Face Risks Related to Breaches of Applicable Privacy Laws.

Given the nature of the Corporation’s product and its lack of legal availability outside of channels approved by the Government of Canada, as well as the concentration of inventory in its facilities, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of the Corporation’s facilities could expose the Corporation to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing the Corporation’s products.

A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the Corporation’s business, financial condition and results of operations.

In addition, there are a number of federal and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”), protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose. If the Corporation was found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, it could be subject to sanctions and civil or criminal penalties, which could increase its liabilities, harm its reputation and have a material adverse effect on the business, results of operations and financial condition of the Corporation.

The Corporation’s Officers and Directors may be Engaged in a Range of Business Activities Resulting in Conflicts of Interest.

The Corporation may be subject to various potential conflicts of interest because some of its officers and directors may be engaged in a range of business activities. In addition, the Corporation’s executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Corporation. In some cases, the Corporation’s executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to the Corporation’s business and affairs and that could adversely affect the Corporation’s operations. These business interests could require significant time and attention of the Corporation’s executive officers and directors. In addition, the Corporation may also become involved in other transactions which conflict with the interests of its directors and the officers who may from time to time deal with persons, firms, institutions or Companies with which the Corporation may be dealing, or which may be seeking investments similar to those desired by it. The interests of these persons could conflict with those of the Corporation.

In addition, from time to time, these persons may be competing with the Corporation for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, if such a conflict of interest arises at a meeting of the Corporation’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Corporation are required to act honestly, in good faith and in the best interests of the Corporation.

In Certain Circumstances, the Corporation’s Reputation could be Damaged.

Damage to the Corporation’s reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding the Corporation and its activities, whether true or not. Although the Corporation believes that it operates in a manner that is respectful to all stakeholders and that it takes care in protecting its image and reputation, the Corporation does not ultimately have direct control over how it is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to the Corporation’s overall ability to advance its projects, thereby having a material adverse impact on financial performance, financial condition, cash flows and growth prospects.

Regulatory Scrutiny of the Corporation’s Industry may Negatively Impact its Ability to Raise Additional Capital.

The Corporation’s business activities rely on newly established and/or developing laws and regulations in Canada. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Corporation’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by Health Canada or the Canadian Securities Exchange. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the Corporation’s industry may adversely affect the business and operations of the Corporation, including without limitation, the costs to remain compliant with applicable laws and the impairment of its ability to raise additional capital, which could reduce, delay or eliminate any return on investment in the Corporation.

Publicity or Consumer Perception.

The Corporation believes the recreational and medical cannabis industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of the Corporation’s products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products.

There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market generally, any particular product or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for the Corporation’s products and the business, results of operations, financial condition and the Corporation’s cash flows. The Corporation’s dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the Corporation, the demand for the Corporation’s products, and the business, results of operations, financial condition and cash flows of the Corporation. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of medical cannabis in general, or the Corporation’s products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Currency Fluctuations

The Corporation’s revenues and expenses are expected to be primarily denominated in Canadian dollars, and therefore may be exposed to significant currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on the Corporation’s business, financial condition and operating results. The Corporation may, in the future, establish a program to hedge a portion of its foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Corporation develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

We may need to raise additional funds in the future that may not be available on acceptable terms or available at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential investment acquisitions, or general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our business, profitability, and growth prospects could suffer if we pay damages or defense costs in connection with a liability claim that is outside the scope of any applicable insurance coverage. We intend to maintain, but do not yet have, general and product liability insurance. There is no assurance that we will be able to obtain insurance in amounts, or for a price, that will permit us to purchase desired amounts of insurance. Additionally, if our costs of insurance and claims increase, then our earnings could decline. Further, market rates for insurance premiums and deductibles have been steadily increasing, which may prevent us from being adequately insured. A product liability or negligence action in excess of insurance coverage could harm our profitability and liquidity.

Insurance and contractual protections may not always cover lost revenue.

We possess insurance and warranties from suppliers, and our subcontractors make contractual obligations to meet certain performance levels. We also attempt, where feasible, to pass risks we cannot control to our customers. The proceeds of such insurance, warranties, performance guarantees, and risk-sharing arrangements may not be adequate to cover lost revenue, increased expenses, or liquidated damages payments that may be required in the future.

We currently carry customary insurance for business liability. Certain losses of a catastrophic nature, such as from floods, tornadoes, thunderstorms, and earthquakes, are uninsurable or not economically insurable. Such “Acts of God,” work stoppages, regulatory actions, or other causes, could interrupt operations and adversely affect our business.

We Rely on Outside Consultants and Employees.

We will rely on the experience of outside consultants and employees. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be retained, and there is no assurance that such employees or consultants could be identified under conditions favorable to us.

Our financial and operating performance is adversely affected by the coronavirus pandemic.

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10-K, but is expected to result in a material adverse impact on our business, results of operations and financial condition.

We operate in a highly competitive industry and competitors may compete more effectively.

The industries in which we operate are highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and they could use their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than those we offer, or convince our potential customers that they require financing arrangements that are impractical for smaller companies to offer. Our competitors may also offer similar products and services at prices below cost, devote significant sales forces to competing with us, or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete or reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to compete effectively against our current competitors or additional companies that may enter our markets. We also expect to encounter competition from customers who elect to develop solutions or perform services internally rather than engaging an outside provider such as us.

Risks Related to Our Financial Condition

Dependence on financing and losses for the foreseeable future.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year-ended December 31, 2020, our net loss was $19,890,272. As of December 31, 2020, we had an accumulated deficit of $8,801,599 and a working capital deficit of $17,081,639. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future

As of December 31, 2020, we had current liabilities of $17,549,190 and current assets of $467,551. We had a working capital deficiency of $17,081,639. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our ability to generate positive cash flow is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing, and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our project requirements and support our growth. We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements, let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, and respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations, and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successful developing our products, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

We need to raise additional funds, and such funds may not be available on acceptable terms.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for general corporate purposes or for potential acquisitions or investments. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

Risks Related to Our Common Stock and Its Market Value

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in our business and industry, and may place us at a competitive disadvantage to competitors with sufficient capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it difficult for our stockholders to sell their common stock on the public markets. Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Markets Pink Fully Reporting, under the symbol “CPMD,” the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to affect transactions in the securities. Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common stock.

Our stock price has undergone a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

From January 1, 2018 through the date of this report, the price per share of our common stock has ranged from a high of $4.00 to a low of $0.033. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

The volatility of the market price of our common stock could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our stock being held by a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates;

•	our ability to obtain adequate working capital financing;

•	changes in market valuations of similar companies;

•	publication (or lack of publication) of research reports about us;

•	changes in applicable laws or regulations, court rulings, enforcement, and legal actions;

•	loss of any strategic relationships;

•	additions or departures of key management personnel;

•	actions by our stockholders (including transactions in our shares);

•	speculation in the press or investment community;

•	increases in market interest rates, which may increase our cost of capital;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to execute our business plan; and

•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may never be listed on a national exchange and is subject to being removed from the OTC Pink Marketplace.

Our common stock is quoted for trading on the OTC Pink Marketplace (“OTC Pink”). We still will be unable to list our stock on the OTC Markets Pink Fully Reporting if we do not meet the eligibility standards for listing under the OTC Markets Pink Fully Reporting per OTC Markets guidelines. Should we continue to fail to satisfy the eligibility standards of OTC Markets for the OTC Markets Pink Fully Reporting, the trading price of our common stock could continue to suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that a “penny stock”, is any equity security that has a market price (as defined) less than U.S. $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduce the number of potential investors. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and through false and misleading press releases; (3) boiler-room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (4) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their noninstitutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

A low market price would severely limit the potential market for our common stock.

Our common stock may trade at a price below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction before the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed on broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

An investor’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not occur on a national stock exchange or an automated quotation system. A limited trading volume may prevent our stockholders from selling shares at such times or in such amounts as they otherwise may desire.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the OTCQB Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and an Audit Committee Charter, we have not yet adopted any of the other corporate governance measures, and, since our securities are not currently listed on a national securities exchange or NASDAQ, we are not currently required to do so. In the event that our common stock becomes listed, we will be required to adopt these other corporate governance measures, and we intend to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

To date, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We currently intend to retain all earnings for our operations.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately to report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act,” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2020, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year-ended December 31, 2020, that the Company’s internal controls and procedures were effective to detect the inappropriate application of U.S. GAAP rules. A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

It may be time-consuming, difficult, and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we may conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

Because our current directors, executive officers, and preferred stockholders beneficially hold Sixty-Seven and One Half Percent (67.5%) of our common stock, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.

Our current directors and our executive officers beneficially own or control approximately forty one and eight tenths percent (41.8%) of our issued and outstanding shares of common stock as of December 31, 2020. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election our directors;

•	to amending or preventing the amendment of our Certificate of Incorporation or By-laws;

•	effecting or preventing a transaction, sale of assets, or other corporate transaction; and

•	controlling the outcome of any other matter submitted to our stockholders for vote.

Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our certificate of incorporation allows our board to create new series of preferred stock without approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock granting holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to redemption of the shares, together with a premium prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Our financial and operating performance is adversely affected by the coronavirus pandemic.

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10-K, but is expected to result in a material adverse impact on our business, results of operations and financial condition.

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

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

On February 17, 2021, a Settlement Agreement and Release together with a Lock Up Agreement were signed by all parties to the lawsuit. As a result, the litigation has been discontinued.

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

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

	High	Low
Fiscal 2019	$	$

First Quarter	$2.69	$1.24
Second Quarter	2.05	1.25
Third Quarter	2.99	1.43
Fourth Quarter	2.19	1.20

Fiscal 2020

First Quarter	$1.48	$0.70
Second Quarter	1.95	0.25
Third Quarter	2.60	0.75
Fourth Quarter	0.60	0.21

As of April 12, 2021, the closing price of our Common Stock was $0.24 per share.

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

Holders

As of the date of this Report there were 50,163,895 shares of our Common Stock issued and outstanding, which were held by 317 stockholders of record, not including those persons holding shares in “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans approved by shareholders at December 31, 2020.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

No awards were available for issuance pursuant to any equity compensation plan at December 31, 2020.

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

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this report, particularly the section titled “Risk Factors” incorporated by reference herein. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who is now the Company’s President and CEO. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as an investment banker who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses. The accompanying financial statements as of December 31 , 2020, do not reflect potential recovery amounts related to Sunniva and other parties, if any.

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

Recent Funding

Between January 8, 2020 and December 30, 2020 the Company issued $1,543,000 new convertible debentures to accredited investors with 12 month terms to maturity and interest rates between 8% and 10%. As of December 31, 2020 $174,000 of these notes have been converted into Common Shares.

On November 30, 2020 the Company entered into an unsecured promissory note with an accredited investor. This note bears interest at 10% with no fixed maturity date.

On December 29, 2020 the Company received an additional $20,000 CAD loan from the Government of Canada under the Canada Emergency Business Account program (CEBA). This loan, now with a total balance of $60,000 is interest free until December 31, 2022, at which time the loan converts to a 3 year term loan with an interest rate of 5%. If the loan is repaid prior to December 31, 2022, 33%, or $20,000 will be forgiven.

For additional information, see Note 15 Subsequent Events included in Item 8. of this Form 10-K.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company did not have any revenues for the years ended December 31, 2020 and 2019. The Company’s operating deficit of $14,486,172 as of December 31, 2020 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the fiscal years ended December 31, 2020 or 2019. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the fiscal years ended December 31, 2020 or 2019 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the fiscal years ended December 31, 2020 and 2019, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in fiscal 2020 was $14,486,172 compared to fiscal 2019 of $15,977,943, lower by $1,491,771. General and Administrative expenses are higher by $1,657,188 which included a write up of a promissory note due of $890,570 and an accounts payable amount of $312,371 which are both currently in dispute. Acquisition expenses are lower by $4,041,424. Professional fees have increased by $413,566. The current year includes an impairment of goodwill and fixed assets of $7,962,694. The prior year includes an investment write-down of $7,070,841.

Interest expense

Interest expense was $2,293,858 and $4,473,137 for the years ended December 31, 2020 and 2019, respectively. The decrease in interest expense in fiscal 2020 compared to fiscal 2019 was attributable to a decrease in the average outstanding balance of notes payable and the amortization of debt discounts.

Net Loss

Net loss decreased $560,808, or 2.7%, in fiscal 2020 compared to fiscal 2019, primarily as a result of the decrease in operating expenses and interest expense, partially offset by the fair value of derivative liability.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents:

	Year Ended	Year Ended
	2020	2019
Net cash used in operating activities	$(563,573)	$(3,794,771)
Net cash provided by Investing activities	$(0)	$(46,937)
Net cash provided by financing activities	$824,573	$3,266,445

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had $334,969 in cash.

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

Subsequent Events

On January 15, 2021 the Company increased its investment in Klonetics Plant Science, Inc by an additional $50,000 CAD in exchange for 83,333 Class A Common Shares at $0.60 CAD per share.

On January 28, 2021 the Company issued 360,000 common shares to an accredited investor at $0.2664 for gross proceeds of $95,904.00 less fees of $24,209.20 for net proceeds of $71,694.80.

On February 22, 2021 the Company issued 500,000 common shares to an accredited investor at $0.2964 for gross proceeds of $148,200 less fees of $10,587.00 for net proceeds of $137,613.00.

On February 24, 2021 an investor converted 200 Preferred A Shares at a 1250 conversion factor into 250,000 Common Shares.

From January 19 to March 24, 2021 the Company issued 1,442,101 Common Shares on conversion of convertible debentures retiring $272,400.00 of principal debentures outstanding and $4,324.96 of interest at prices between $0.1434 to $0.132.

On March 10, 2021 the Company issued $53,500 in new convertible debentures with an accredited investor bearing interest of 10% per annum for proceeds of $50,000, convertible into common shares at any time after 180 days at 61% of market price during the previous 20 day trading period. This debenture is eligible for repayment from 0 – 180 days between 115% and 135%.

Effective December 31, 2020 James Samuelson and Matt Nicosia resigned as directors of CannaPharmaRx, Inc.

On February 17, 2021 the Company entered into a settlement and lockup agreement with the Herick parties settling an outstanding claim filed by the Company.

On March 10, 2021 the Company repaid a promissory note in favor of James Samuelson in the amount of $75,000.

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. A description of the property is detailed in Note 1. of these financial statements. The purchase price is $2,000,000 CAN and the closing of the transaction is expected to be on May 28, 2021. As a result, and in anticipation of the closing, the Company has recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is the security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing the Note will be retired with the proceeds for the sale. Should the transaction not close, the Company will re-evaluate the potential to develop the property as originally planned when it was acquired in light of current market conditions in the industry.

On March 29, 2021, the Company received the acceptance our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit and closing is expected on April 29, 2021. The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.

Inflation

Inflation generally will cause suppliers to increase their rates. In connection with such rate increases, we may or may not be able to increase our pricing to consumers. Inflation could cause both our investment and cost of goods sold to increase, thereby lowering our return on investment and depressing our gross margins. We believe that inflation did not have a material impact on our business and results of operations during the years being reported on.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2020, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2020, our disclosure controls and procedures and internal control over financial reporting were effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2020. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers.  Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
Dominic Colvin	Chief Executive Officer, President, and Director	52	April 2018
Marc Branson	Director	44	April 2019
Richard Orman	Director	71	April 2019
Andrew Steedman	Chief Operating Officer	59	April 2019
John Cassels	Chief Financial Officer	72	April 2019
Matthew Nicosia	Director	45	April 2018
James Samuelson	Director	50	April 2018

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our sole officer and director includes his experience, qualifications, attributes, and skills necessary for him to serve as a director and/or executive officer.

Biographies

Dominick Colvin, 52, was appointed as our Chief Executive Officer, President and a director in April 2018. He resigned these positions in November 2018 but was re-appointed to these positions again in February 2019. In addition to his positions with our Company, since June 2007 Mr. Colvin has been President of PLC International Investments, Inc., a private held Canadian company engaged in power production, oil and coal mining.

Marc Branson, 44, was appointed as a director of our Company in April 2019. In addition, since January 2018 he has been the owner and co-founder of Titan Technologies, Inc., Vancouver, British Columbia, Canada, a development stage privately held technology company focused on AI powered block chain solutions for businesses. Since October 2016 he has also been the President and director of Catalina Gold Corp., a publicly traded Canadian company. Previously, from October 2013 through June 2015 he was President and a director of Lightning Ventures Inc., a publicly held manufacturer and distributor of specialty oil and gas products. Since 2007 he has also been President and a director of CapWest Investments., a private investment corporation that focuses on development stage companies. He received a degree in International Business from Open Learning University in 2000 and received a Business Management certificate from Capilano College in 1997.

Richard D. Orman, 71, was appointed as a director of our Company in April 2019. In addition, he is currently the President of PLM Consultants, LTD, Calgary, Alberta, Canada, a privately held business consulting company, a position he has held since 1982. In 1986 Mr. Orman was elected to the Legislative Assembly of Alberta and was appointed to the provincial cabinet as Minister of Career Development and Employment. In 1988 he was appointed Minister of Labor. He was re-elected in 1989 and was then appointed Minster of Energy. He has over 35 years of experience with publicly traded companies in Canada, including Chairman and CEO of Kappa Energy Company, Inc., from 19914 to 2001, a director of Vanguard Oil Corp. from 1998 through 2001, and Executive Vice Chairman of Exceed Energy Company, Inc. from 2003 through 2005, Each of the aforesaid companies had their securities traded on the Toronto Stock Exchange. In addition, he was Vice Chairman of Novatel Inc., a company traded on NASDAQ from 2004 through 2007 and from 2007 through 2011 he was the lead director of Daylight Energy Ltd, also traded on the TSX. From 2015 through February 2019 he was a consultant and senior counsel at Canadian Strategy Group, a government relations firm located in Edmonton, Alberta. In 2012 he was elected to the Board of Directors and currently serves as Chairman of the Board of Wescan Energy Corp. a company traded on the TSX. In 2016 he was elected and currently serves as an independent non-executive director of Persta Resources, Inc., a company traded on the Hong Kong Stock Exchange. Mr. Orman received a Bachelor of Arts degree with honors from Eastern Washington University in 1971.

Andrew Steedman, Chief Operating Officer. Mr. Steedman is Chief Operating Officer of CannaPharmaRx, Inc. Prior to joining CannaPharmaRx, Mr. Steedman was the President of his own management consulting firm. From 2005 to 2015 he was Vice President of Operations for NXT Energy Solutions Inc. where he was responsible for the signing and execution of over $50 million in contracts in Canada, the USA and internationally. From 2001 to 2003 he was President and CEO of Wireless Networks and was responsible for the overall strategic direction of the company. From 1999 to 2001, he was Senior Manager of Business Development with Nortel Networks. In this role he was responsible for developing Nortel's unlicensed wireless strategy, identifying strategic partners, developing relationships with key customers and negotiating OEM agreements with key partners. From 1994 to 1999, Mr. Steedman held various positions within Nortel including product management, project management, international business development and marketing. From 1991 to 1994, Mr. Steedman consulted in Bangkok to the Telephone Organization of Thailand (TOT). He was responsible for the construction of a network management center that would monitor the TOT's national network. Mr. Steedman holds a B.Sc. in Electrical Engineering and an MBA both from the University of Calgary.

John H. Cassels, Chief Financial Officer. Mr. Cassels’s career focus for more than three decades has been the junior oil and gas exploration and production sector of the energy industry in Canada, the United States and Argentina. A CPA, CA. He has served as a CEO or CFO and a Director of twelve early stage companies, all but one of which were eventually TSX or NYSE listed companies. With a sharp financial bent, Mr. Cassels has provided a guiding hand to the entities through initiatives to raise capital from under $1 million to $33 million and developed internally generated cash flow for sustained growth while actively participating in accretive mergers, strategic acquisitions and value-added divestitures. Mr. Cassels served as CFO for Purdy & Partners (a private equity firm), CEO of Highview Resources (sold to Wild River Resources), CFO of Redwood Energy and Landover Energy (both subsequently sold), CEO of Raider Resources and Fortune Energy, CFO of PanContinental Oil and Tri-Power Petroleum (both sold) and CFO of Anschutz Canada Exploration (sold to Pembina Resources).

Matthew Nicosia, Director. Mr. Nicosia was appointed as a director of our Company in April 2018. Since November 2006, Mr. Nicosia has also been the Chairman and CEO of Vivakor Inc, a Nevada corporation based in Irvine, CA, whose common stock trades on the OTC Markets, which is an asset acquisition company focused on the natural resources and precious metals industry. In addition, from January 2011 through March 2012, Mr. Nicosia was founder, Chairman and CEO of Regeneca Inc. A Southern California based skin care company, which produced consumer, prescription and OTC products distributed through plastic surgeons and dermatologists as well as through retail and other mass-marketing channels. Mr. Nicosia received his Bachelor of Arts degree in International Relations and Portuguese from Brigham Young University in 1997 and an MBA from Pepperdine University in 2002. Mr. Nicosia is fluent in Portuguese and Spanish.

James Samuelson, Director. Mr. Samuelson was appointed as a director of our Company in April 2018. In November 2018, he was appointed as our president and CEO, positions he held until February 2019, when he resigned his positions as an officer of our Company but has remained a director. Since June 2017, Mr. Samuelson has served as a consultant to Vivakor, Inc, a Nevada corporation based in Irvine, CA, whose common stock trades on the OTC Markets which is an asset acquisition company focused on the natural resources and precious metals industry. From January 2006 to June 2016, Mr. Samuelson served as CEO and President of Mid-America Renewable Fuels, Inc., a privately held company engaged in the development and acquisition of renewable energy facilities. Prior to 2006, Mr. Samuelson served as the Chief Financial Officer of a publicly traded technology company headquartered in Berlin, Germany and worked as an investment banker in Paris, France and Vienna, Austria. Mr. Samuelson received a B.S.B.A. in 1992 and an MBA in 1996, both from Creighton University.

Family Relationships

There are no family relationships between and among any of our directors or executive officers.

Conflicts of Interest

There are no conflicts of interest with any officers, directors or executive staff.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our Board of Directors held three formal meetings in the year-ended December 31, 2020.  Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the Company.

Board Nominations and Appointments

In considering whether to nominate any particular candidate for election to the Board of Directors, we will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our stockholders.  The Board of Directors plans to evaluate biographical information and interview selected candidates in the next fiscal year and also plans to consider whether a potential nominee would satisfy the listing standards for “independence” of The Nasdaq Stock Market and the SEC’s definition of “audit committee financial expert.”  The Board of Directors does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regard to the consideration of director candidates recommended by our stockholders, however, stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to 888 – 3rd Street SW, Suite 3600 Calgary, Alberta, CanadaT2P 5C5. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.”  All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number. The name of any specific intended recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, and we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of Directors

The Company has been accruing $10,000 CAD per month per director since January 1, 2019, however to date none of these have been paid. As of December 31, 2020 there was 756,737 in unpaid director fees, which includes $150,000 owed to former directors accrued since 2016. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company. This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Each director and executive officer must comply with the letter and spirit of this Code. We have also adopted a Code of Ethics for Financial Executives applicable to our Chief Executive Officer and senior financial officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics and our Code of Ethics for Financial Executives by filing a Form 8-K or by posting such information on our website.

Board of Directors

Our board of directors currently consists of three members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and five directors are currently authorized. Messrs. Nicosia and Samuelson resigned on March 12, 2021.

Director Independence

Under the rules of the national securities exchanges, a majority of a listed company’s board of directors must be comprised of independent directors, and each member of a listed company’s audit, compensation, and nominating and corporate governance committees must be independent as well. Under the same rules, a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such director has no material relationship with that company, either directly or as a partner, shareholder or officer of an organization that has a relationship with that company. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues. Based on these standards, we have determined that our director is not an independent director.

Our board of directors has determined Messrs. Nicosia, Samuelson, Branson and Orman are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

In addition, following the effectiveness of the registration statement of which this report is a part, the members of our audit committee must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or Rule 10A-3. In order to be considered to be independent for purposes of Rule 10A-3, no member of the audit committee may, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the company or any of its subsidiaries or (2) be an affiliated person of the company or any of its subsidiaries.

Indemnification of Directors and Officers

Our articles of incorporation provides that we shall, to the fullest extent permitted by the laws of the State of Delaware, indemnify our directors, officers and certain other persons. Our bylaws provides that our directors, officers and certain other persons shall be indemnified and held harmless by us to the fullest extent permitted by the laws of the State of Delaware.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year-ended December 31, 2020, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2020 and 2019 for our named executive officers.

Summary Compensation Table

Name and Position		Year	Salary ($)		Bonus ($)		Total ($)

Nick Colvin	(1)	2020	94,251	(2)	–		94,251
		2019	89,038	(2)	–		89,038

James Samuelson	(3)	2020	94,251	(2)	–		94,251
		2019	170,000	(9)	–		170,000

Gary Herick	(4)	2020	–		–		-
		2019	56,500		–		56,500

John Cassels	(5)	2020	94,251	(10)	–		94,251
		2019	63,265	(7)	20,000	(8)	83,265

Andrew Steedman	(6)	2020	94,251	(10)	–		94,251
		2019	63,265	(7)	20,000	(8)	83,265

(1)	Was appointed as director in April 2018. Mr. Colvin resigned his positions with our Company in November 2018. In February 2019 he was again appointed as President, CEO and Director.

(2)	Accrued and not paid.

(3)	Was appointed as a Director in April 2018. Mr. Samuelson was appointed as our President and CEO in November 2018 when Mr. Colvin resigned from those positions. He resigned as President and CEO in February 2019 but remains a Director.

(4)	Mr. Herick resigned as Chief Financial Officer effective February 9, 2015 and was appointed as CEO, President, CFO, Secretary and sole Director in April 2016. Mr. Herick resigned all of his positions in April 2019.

(5)	Was appointed to Chief Financial Officer in April 2019.

(6)	Was appointed to Chief Operating Officer in April 2019.

(7)	Of the amount declared, $40,627 was accrued, $22,638 was paid to each.

(8)	Signing bonus paid during the year.

(9)	Director fees for current year of $10,000 per month, of which $145,000 remains accrued, $25,000 paid in cash.

(10)	Of amount declared 50% was paid, 50% was accrued.

The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards and stock options granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers.

Key Employee Employment Agreements

The Company has an Employment Agreement with Dominic Colvin to serve as the Company’s Chief Executive Officer. The Agreement is dated April 23, 2019. The Contracts provide for an annual salary of CAD $120,000 and a signing bonus of US$20,000. During 2019 and 2020 the salaries were accrued but not paid. The unpaid amounts were accrued in the financial statements of the Company.

The Company has an Employment Agreement with Andrew Steedman to serve as Chief Operating Officer. The Agreement is dated April 23, 2019. The Contracts provide for an annual salary of CAD $120,000 and a signing bonus of US$20,000. During 2019 the salaries were paid intermittently and in 2020 not at all from July. The unpaid amounts were accrued in the financial statements of the Company.

The Company has Employment Agreements with John Cassels to serve as Chief Financial Officer. The Agreement dated April 23, 2019. The Contracts provide for an annual salary of CAD $120,000 and a signing bonus of US$20,000.

During 2019 the salaries were paid intermittently and in 2020 not at all from July. The unpaid amounts were accrued in the financial statements of the Company.

Options Granted to Named Executives

None

Outstanding Equity Awards at Fiscal Year-End

None

Equity Compensation Plan Information and Issuances

Our current policy is that all full-time key employees are considered annually for the possible grant of stock options, depending upon qualifying performance criteria. The criteria for the awards are experience, uniqueness of contribution to our business and the level of performance shown during the year. Stock options are intended to enhance the ability of the Company and its Affiliates to attract and retain exceptionally qualified individuals upon whom, in large measure, the sustained progress, growth and profitability of the Company depend.

Pension Benefits

None of our named executive officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers is covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Equity Incentive Plan

As of the date of this Report we do not have any equity compensation plan but may adopt one or more in the future.

In accordance with the ACS 718, Compensation – Stock Compensation, awards granted are valued at fair value at the grant date. The Company recognizes compensation expense on a pro rata straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. The Company has not capitalized any portion of its stock-based compensation.

Director Compensation

We paid each of our current officers and directors a one-time fee of $27,500 in 2018. In January 2019, the Board authorized and approved a monthly director fee of $10,000 (CAD) for each director. All of these fees have been accrued.

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect upon us

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose.  In such event, the holders of the remaining shares will not be able to elect any of our Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of December 31, 2020 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31,, 2020, there were 47,611,794 shares of Common Stock outstanding, 60,000 Preferred A Shares convertible into 1,250 Shares of Common Stock, and 475,000 Series B Preferred Shares for a total of 123,086,794shares. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percent of Class[2]
Common	Dominic Colvin Suite 206, 1180 Sunset Drive Kelowna, BC Z1Y 9W6	1,079,454	0.9%
Series A Preferred	James Samuelson 2 Park Plaza, Suite 1200B Irvine, CA 92614	18,500,000	15.0%
Series A Preferred	Matt Nicosia 2 Park Plaza, Suite 1200B Irvine, CA 92614	20,000,000	16.2%
Series A Preferred	Andrew Steedman 3600, 888 – 3rd Street SW Calgary, Alberta, T2P 5C5	5,000,000	4.1%
Common	Andrew Steedman 3600,888 – 3rd Street SW Calgary, Alberta T2P 5C5	375,000	0.3%
Series A Preferred	John Cassels 3600, 888 - 3rd Street SW Calgary, Alberta, T2P 0C5	5,000,000	4.1%
Common	John Cassels 3600,888 – 3rd Street SW Calgary, Alberta T2P 5C5	881,637	0.7%
Common	Richard Orman 3600, 888-3rd Street SW Calgary, Alberta T2P 5C5	625,725	0.5%
	Total Beneficial Holders as a Group	51,461,816	41.8%

1 The address of record is c/o CannaPharmaRx, Inc., 888 – 3rd Street SW, Suite 3600, Calgary, Alberta, CanadaT2P 5C5.

2 Applicable percentages are based 123,086,794 beneficially owned shares outstanding as of December 31, 2020 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2020, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers, Certified Public Accountants, (“PBTK”) was our independent registered public accounting firm appointed on August 21, 2020. The following table summarizes the aggregate fees for professional audit and other services rendered by BF Borgers, during the fiscal year ended December 31, 2020, and the aggregate fees for professional audit and other services rendered by BF Borgers during the year ended December 31, 2020.

	Year Ended	Year Ended
	2020	2019
Audit fees (1)	$145,000	$145,000
Audit-related fees	–	–
Taxation services	–	–
Accounting and other services	–	–
Total	$145,000	$145,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The Board of Directors has reviewed and discussed with the Company's management and BF Borgers, its independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2020 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2020 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

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

CANNAPHARMARX, INC.

Dated: April 14, 2021	By:	s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	s/ John Cassels
John Cassels, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2021.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Marc R. Branson

Marc R. Branson, Director

s/ Richard D. Orman

Richard D. Orman, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CannaPharmaRx, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 14, 2021

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

Current assets
Cash	$334,969	$1,547
Deposit	–	1,308,830
HST Receivable	551	28,361
Prepaid expenses	132,031	592,473
Total current assets	467,551	1,931,211

Construction in progress	1,566,316	1,540,918
Land	–	143,201
Office equipment	2,435	3,978
Investments	6,711,289	4,193,597
Intangible assets	–	1,834,176
Goodwill	–	6,370,333
Total Assets	$8,747,591	$16,017,414

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$2,447,848	$902,854
Accounts payable related party	380,413	154,291
Accrued interest	96,477	27,630
Accrued legal settlement	190,000	190,000
Accrued expense - related party	756,738	606,356
Notes payable current	8,728,749	2,800,559
Convertible Notes -net of discount	997,558	552,603
Derivative liability	3,676,649	–
Loan payable - related party	274,758	427,805
Total current liabilities	17,549,190	5,662,098
Notes payable long-term	–	5,501,118
Total Liabilities	17,549,190	11,163,216

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $0.0001 par value, 60,000 shares authorized, 60,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	60,000	60,000
Preferred Stock Series B, $0.0001 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 46,986,794 and 36,486,999 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	4,699	3,649
Treasury stock, 133,200 and 133,200 shares as of December 31, 2020 and December 31, 2019, respectively	(13)	(13)
Additional paid in capital	68,336,249	61,619,415
Retained earnings (deficit)	(77,331,820)	(57,441,549)
Accumulated other comprehensive income (loss)	(345,714)	137,696
Total Stockholders' Equity (Deficit)	(8,801,599)	4,854,198
Total Liabilities and Stockholders' (Equity)	$8,747,591	$16,017,414

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2020	2019

Revenue	$–	$–

Operating Expenses:
General & administrative	2,135,075	477,887
Acquisition expenses	1,885,303	5,926,727
Amortization and depreciation	128,505	129,035
Stock based compensation	820,379	736,186
Travel and entertainment	14,277	109,174
Rent	35,813	30,148
Rent - related parties	–	24,299
Professional fees	932,536	518,970
Consulting fees	–	261,352
Impairment of goodwill and long lived assets	7,962,694	–
Investment write-down	–	7,070,841
Consulting fees and payroll-related parties	571,590	693,324
Total operating expenses	14,486,172	15,977,943
Income (loss) from operations	(14,486,172)	(15,977,943)

Other income (expense)
Interest (expense)	(2,293,858)	(4,473,137)
Gain or loss on conversion of convertible notes	566,408	–
Change in the fair value of derivative liability	(3,676,649)	–
Other income (expense) net	(5,404,100)	(4,473,137)
Income (loss) before provision for income taxes	(19,890,272)	(20,451,080)
Provision (credit) for income tax	–	–
Net income (loss)	$(19,890,272)	$(20,451,080)

Basic and diluted earnings(loss) per common share	$(0.49)	$(0.66)

Weighted average number of shares outstanding	40,699,951	31,174,936

Comprehensive loss:
Net income (loss)	$(19,890,272)	$(20,451,080)
Foreign currency translation adjustment	(483,410)	137,696
Comprehensive income (loss)	$(20,373,681)	$(20,313,386)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive income	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	(loss)	Deficit
Balances at December 31, 2018	60,000	$60,000	–	–	18,942,506	$1,894	–	–	$36,642,276	$(36,990,469)	$–	$(286,299)

Net loss	–	–	–	–	–	–	–	–	–	(20,451,080)	–	(20,451,080)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	137,696	137,696
Issuance of Series B Preferred Stock	–	–	475,000	475,000	–	–	–	–	–	–	–	475,000
Conversion of convertible notes and accrued interest to common shares	–	–	–	–	5,505,530	551	–	–	2,201,662	–	–	2,202,213
Issuance of shares to purchase non-controlling interest in GN	–	–	–	–	7,988,963	799	–	–	11,263,639	–	–	11,264,438
Stock based compensation related to warrant issuance	–	–	–	–	–	–	–	–	736,186	–	–	736,186
Issuance of common shares in connection with the issuance of convertible debentures	–	–	–	–	1,550,000	155	–	–	5,074,845	–	–	5,075,000
Repurchase of shares from an investor	–	–	–	–	–	–	133,200	(13)	(98,942)	–	–	(98,955)
Issuance of shares for acquisition fees	–	–	–	–	2,500,000	250	–	–	5,799,749	–	–	5,799,999
Balance at December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

(continued)

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(continued)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive income	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	(loss)	Deficit
Balance at December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss	–	–	–	–	–	–	–	–	–	(19,890,272)	–	(19,890,272)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(483,410)	(483,410)
Common stock issued in connection with convertible notes	–	–	–	–	153,940	15	–	–	130,834	–	–	130,849
Return of common shares related to note payoff	–	–	–	–	(153,940)	(15)	–	–	(130,834)	–	–	(130,849)
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	1,357,978	–	–	1,357,978
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	820,379	–	–	820,379
Shares issued for services	–	–	–	–	885,063	89	–	–	715,413	–	–	715,502
Shares received from share exchange with GN	–	–	–	–	5,507,400	551	–	–	2,477,871	–	–	2,478,422
Warrant exercise	–	–	–	–	25,000	2	–	–	9,998	–	–	10,000
Convertible note conversion to common stock	–	–	–	–	135,000	14	–	–	306,737	–	–	306,751
To record loan conversions	–	–	–	–	621,874	62	–	–	228,130	–	–	228,192
Shares issued for financing	–	–	–	–	15,000	2	–	–	6,150	–	–	6,152
Shares issued for loan conversions	–	–	–	–	3,310,458	331	–	–	794,179	–	–	794,510
			–	–
Balance, December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	4,699	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,599)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	December 31,	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(19,890,272)	$(20,451,080)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	820,379	736,186
Amortization of intangible assets	126,963	128,256
Loss on investments	–	7,070,841
Advertising expense paid with common stock	701,650	–
Acquisition consideration paid in common stock	–	5,800,000
Common stock issued in connection with financing	20,003	–
Change in the fair value of derivatives	3,676,649	–
Depreciation	1,542	779
Impairment of goodwill and long lived assets	7,962,694	–
Amortization of debt discount	2,293,858	4,434,751
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses and deposit	1,782,873	(1,869,283)
HST Receivable	28,381	–
Accrued interest	54,542	27,630
Mortgages payable	–	(500,435)
Accounts payable/loan payable related party	223,016	145,291
Accrued expense related party	150,381	456,356
Accounts payable and accrued expense	1,483,767	225,937
Net cash provided by (used for) operating activities	(563,573)	(3,794,771)

Cash Flows From Investing Activities:
Purchase of fixed assets	–	(4,774)
Changes in intangible assets
Capitalized mortgage interest and changes in construction in progress	–	(42,163)
Net cash provided by (used for) investing activities	–	(46,937)

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	–	475,000
Proceeds from convertible loans, net of repayments	848,000	1,550,000
Proceeds from loans, net of repayment	11,973	1,050,000
Purchase of treasury shares	–	(98,955)
Proceeds (repayment of related party loans), net	(35,400)	290,400
Net cash provided by (used for) financing activities	824,573	3,266,445

Effect of exchange rates on cash and cash equivalents	72,422	112,692
Net Increase (Decrease) In Cash	261,000	(575,263)
Cash At The Beginning Of The Period	1,547	464,118
Cash At The End Of The Period	$334,969	$1,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$66,016
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for advertising expense	$554,000	$–
Common stock issued related to investment in Great Northern Cannabis	$2,478,422	$11,264,438
Common stock issued to convert convertible notes and accrued interest into equity	$306,750	$2,202,213

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who is now the Company’s President and CEO. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees, and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as an investment banker who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses. The accompanying financial statements as of December 31, 2020, do not reflect potential recovery amounts related to Sunniva and other parties if any.

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

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations

Basis of Presentation

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On December 31, 2020, and December 31, 2019, the Company cash and cash equivalents totaled $334,969 and $1,547 respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2020, and December 31, 2019, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. For the periods ended December 31, 2020, and 2019, the Company had derivative liabilities of $3,676,649 and $-0-, respectively. These derivative liabilities arose in 2020 due to the issuance of variably priced convertible notes.

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

Capital Assets- Construction In Progress

As of December 31, 2020, and 2019, the Company had $1,566,316 and $1,540,918 in construction in progress (“CIP”), respectively, comprised entirely of the building acquired relating to the acquisition of AMS. The Company did not record any depreciation expense on CIP for the years ended December 31, 2020, and December 31, 2019.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at December 31, 2020.

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

Determining the fair value of a reporting unit is judgmental and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test before scheduled annual impairment tests.

The Company performed its annual fair value assessment on December 31, 2020, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined an impairment had arisen at its Hanover facility. As a result of its assessment, the Company recorded an impairment of goodwill, intangible assets, and amounting to $7,815,891 on its Consolidated Statements of Operations for the year ended December 31, 2020.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2020, and on December 31, 2019, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that an impairment $146,084 in land had occurred.

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

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. During the period ended December 31, 2020, the Company wrote down its fixed assets at the Hanover facility of approximately $186,000 which was included in the impairment charge of goodwill and intangibles noted above.

Financial Instruments

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involve uncertainties and could not be determined with exact precision. The fair value of the Company’s financial instruments, which include cash, prepaid expenses, accounts payable, and the related party loan, each approximate their carrying value due either to their short length to maturity or interest rates that approximate prevailing market rates.

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

Business Segments

The Company’s activities during the year ended December 31, 2020, comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company adopted ASC 842 on January 1, 2019. However, the adoption of the standard had no impact on the Company’s financial statements since all Company leases are month to month or short-term rental.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of December 31, 2020, and 2019, the Company had $334,969 and $1,547 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of December 31, 2020, the Company had negative working capital totaling $17,081,639 and a retained earnings deficit of $77,331,820.

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

As of December 31, 2020, and December 31, 2019, the Company had deposits of $-0- and $1,308,830, respectively. On June 8, 2020, the Company received a notice of termination of from Sunniva. The $1,308,830 deposit related to this potential Sunniva acquisition, which was not consummated, was non-refundable and was subsequently written off.

NOTE 4.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses on December 31, 2020, and December 31, 2019:

	December 31, 2020	December 31, 2019

Prepaid expenses	132,031	236,742
Prepaid acquisition expenses-Sunniva (a)	–	355,731
Total	$132,031	$592,473

(a) This prepayment was written off as part of the Sunniva acquisition that was not consummated. See Note 3. “Deposits” for further information.

NOTE 5.	INVESTMENT

As of December 31, 2020, and December 31, 2019, the balance of investments was $6,711,289 and $4,193,597, respectively.

On February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock from a former shareholder of GN. On the date of purchase, the Company’s Common Stock was trading at $1.41 which values the purchase at $11,264,438. For balance sheet purposes the Company has treated this purchase using the cost method because the purchase consists of an investment in a private company in which the Company does not have the ability to exercise significant influence over GN’s operating and financial activities. The Company conducted an impairment test on December 31, 2019, and determined that an impairment existed resulting in a write-down of the investment by $7,070,841 to a current value of $4,193,597.

On May, 2020, the Company exchanged 5,507,400 of its common shares for 3,671,597 common shares of GN. These shares were valued at $0.675 each which represents the value of the GN shares as determined by the Company’s year end impairment analysis and were recorded as an investment of $2,478,422. As of December 31, 2020 the Company’s investment in GN was $6,672,019.

On October 6, 2020, the Company invested $50,000 CAD in exchange for 83,333 Class A Common Shares at $0.60 CAD per share. The Company entered into a cooperation agreement with Klonetics Plant Science Inc, a Company that engages in the business of genetics research and development, tissue culture propagation, plantlet production, ready to flower production within the cannabis industry throughout the world. The parties consider it advantageous to pool their respective experience, expertise, knowhow and capabilities in the area of land acquisition, financing, development, operations, and respective areas of industry focus. The parties wish to commence their intended long-term cooperation by pursuing projects in selected areas of focus initially before extending it to a larger scale merger between the parties, which may be discussed at a later date with terms to be determined and agreed to by the parties. CannaPharmaRx will invest up to a maximum percentage of Thirty Percent (30%) of the issued and outstanding shares of Klonetics.

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on December 31, 2020, and December 31, 2019:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Computers, software, and office equipment	$4,869	$(2,435)	$2,435	$4,757	$(779)	$3,978
Land	–	–	–	143,201	–	143,201
Construction in progress	1,566,316	–	1,566,316	1,540,918	–	1,540,918
Total fixed assets	$1,571,185	$(2,435)	$1,568,751	$1,688,876	$(779)	$1,540,918

For the years ended December 31, 2020, and 2019, the Company recorded depreciation expense of $1,542 and $779 respectively.

As of December 31, 2020 and December 31, 2019, the Company had $1,566,316 and $1,540,918 respectively, in construction in progress.. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, the exterior construction of the building has been completed, however, no interior construction has begun.

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

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2020, and December 31, 2019, the Company had $-0- and $6,370,333 in goodwill, respectively. Additionally, the Company had $-0- and $1,834,176 in intangible assets, respectively, for the same periods, ended December 31, 2020, and 2019, respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. Amortization expense for the years ended December 31, 2020, and 2019 were $126,963 and $128,256 respectively. On December 31, 2020, the Company conducted an impairment test at AMS and determined that all of the goodwill, intangible assets, and the land had been impaired, resulting in a charge of $7,962,694 to the Company’s consolidated statements of operations for the period ended December 31, 2020.

NOTE 8.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2020, and December 31, 2019.

	December 31, 2020	December 31, 2019

Accounts payable and accrued expenses	$2,447,848	$902,854
Accrued interest (a)	96,477	27,630
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$2,734,325	$1,120,484

(a)	Represents interest accrued on the outstanding convertible notes and other notes -see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 9.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on December 31, 2020, and December 31, 2019.

	December 31, 2020	December 31, 2019

Accounts payable and accrued payroll, related party(a)	$655,171	$582,096
Accrued expense - related party(b)	756,738	606,356
Total accounts payable and accrued liabilities	$1,411,909	$1,188,452

(a)	Accounts payable and accrued payroll-related parties as of December 31, 2020, is comprised of the following:

Interest-free loans of $75,000 and $180,000 from James Samuelson, a director, and the Company’s CEO and a director, respectively, amounting and $19,758 due to former directors to a total of $274,758, accrued salaries for officers and employees and other payables amounting to $380,413.

(b) Accrued expense related parties of $756,738 is comprised of bonuses and fees due to current and former directors and officers of the Company. As of December 31, 2020, and December 31, 2019, there was $150,000 due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

Effective March 22, 2020, the Company established its principal place of business and leases offices at 3600, 888 – 3rd St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

See Note 16, Subsequent Events, below, for additional related party transactions.

NOTE 10.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2020, and December 31, 2019:

	December 31, 2020	December 31, 2019

Principal value of convertible notes	$1,662,000	$1,550,000
Note discount	(664,442)	(997,397)
Total convertible notes, net current	$997,558	$552,603

During the years ended December 31, 2020, and December 31, 2019, the Company received proceeds from convertible notes of $2,053,000 and $1,550,000, respectively.

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

During the year ended December 31, 2020, the Company issued a total of 24 notes to accredited investors of which $582,500 was in the form of unsecured 5% convertible notes, and $595,500 was in unsecured 8% convertible notes, and $1,000,500 at 10%.  Under the terms of each convertible note, the investors received the right to convert their to common stock commencing the year after the date of issuance ranging from 55%-75%, respectively, of the lowest closing price for the Company’s common stock measured 20 business days prior to conversion. One of the noteholders also received 153,940 “returnable” shares in connection with issuance of the convertible notes. These shares are returnable to the Company if the underlying convertible note ($160,000) is redeemed before the passage of 180 days. During the three months ended September 30, 2020 the Company repaid the $160,000 Note, received the 153,940 shares back from the noteholder, and converted a $100,000 note plus accrued interest into 135,000 Common Shares of the Company.

During the year ended December 31, 2020 the Company recorded $257,345 in interest expense on these Notes and amortized $1,690,933 of note discount which was charged to interest expense. As of December 31, 2020, there was $35,048 in accrued interest on these notes, and $664,442 in unamortized note discount related to these notes. As of the date of this Report, there was one note for $100,000 that past due its maturity date. The Company has not received any notice of default on these note and continues to accrue interest on these notes past the maturity date.

During the year ended December 31, 2020 the Company issued 4,067,332 common shares upon the conversion of $1,984,000 in convertible notes and recorded a gain of $566,408.

As of December 31, 2020, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

December 31, 2020
Exercise Price	0.13 – 0.46
Stock Price	$0.49 –1.01
Risk-free interest rate	.10% – .19%
Expected volatility	345.50 – 352.70%
Expected life (in years)	1.00
Expected dividend yield	0%
Fair Value:	$3,676,949

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

During the year ended December 31, 2020, the Company recognized a loss of $3,676,649 as “Other Expense” on its Consolidated Statements of Operations, which represented the net change in the value of the derivative liability. There were no derivative instruments or liability as of December 31, 2019.

NOTE 11.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2020, and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal value of Promissory Note	$8,977,721	$8,789,794
Loan discounts	(248,972)	(488,117)
Less: Current portion, net of discount	(8,728,749)	(2,800,559)
Promissory Note, long term net of discount	$-	$5,501,118

Pursuant to the terms of the Securities Purchase Agreement with AMS the Company issued a non-interest bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items, and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the Company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate, or December 31, 2021. Since AMS had not received its cultivation license as of December 31, 2020, the Note Payable will have a maturity date of December 31, 2021.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the year ended December 31, 2019, the Company recorded $244,058 in interest expense related to the amortization of the note discount. During the year ended the Company has recorded $175,721 in amortization expense related to Note discount.

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. The Company is currently in discussions with Koze to extend the maturity date of the Note. While the Company believes it will be successful in extending the maturity date, there are no assurances this will occur. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay the year of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. At December 31, 2020 the Company recorded an additional amount of $890,570 relating to penalties for late payment. As of the date this Report the Company has continued to accrue interest on the Koze Note and is in discussion to renegotiate the final payout amount, which is anticipated to occur when the property is sold. Koze has not asserted that a default has occurred.

On April 21, 2020, the Company received a loan from the Government of Canada under the Canada Emergency Business Account program (CEBA). This loan was in the amount of $40,000 CAD (USD $29,352). These funds are interest-free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. An additional amount of $20,000 CAD (USD $15,708) was received on December 29, 2020. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 33% or $20,000 CAD.

NOTE 12.	INCOME TAXES

As of December 31, 2020, the Company has approximately $75,600,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of December 31, 2020, the Company has no unrecognized income tax benefits.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. Since the company has never been profitable, the Company has established a full valuation allowance against the deferred tax asset associated with the NOLS.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

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

There were 60,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2020, and December 31, 2019, respectively.

Series B Preferred Stock / Common Stock

In February 2019, the Company commenced an offering of up to $3 million in principal amount of Units at a price of $1.00 per Unit, each Unit consisting of one share of Series “B” Convertible Preferred Stock, each Convertible Preferred Share convertible into one share of the Company’s Common Stock at the election of the holder and one Common Stock Purchase Warrant exercisable to purchase one share of Common Stock at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D. This Offering was closed at the end of August 2019. As of December 31, 2020, the Company had accepted $475,000 in subscriptions in this offering.

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2020, and December 31, 2019, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2020, and December 31, 2019, 47,611,794 and 36,486,999 shares of Common Stock were issued and outstanding, respectively.

In January 2019, the Company closed a private offering of 12% Convertible Debentures where it accepted subscriptions in the aggregate amount of $2,072,000 from 35 accredited investors, as that term is defined in Rule 501 of Regulation D. Each Convertible Debenture is convertible into shares of common stock at the lesser of $0.40 or 50% of the closing market price on the date a business combination valued at greater than $5,000,000 is completed., The Company used the proceeds from this offering for the purchase of AMS, as well as working capital, including costs associated with the preparation of over three years of reports that had not been filed with the SEC. During the three-month period ended June 30, 2019, the Company entered into a Qualified Financing with its minority purchase of GN stock and warrants described in Note 4 “Investment.” As a result on June 30, 2019, the convertible notes amounting to $2,072,000 along with $130,212 of accrued interest were converted, pursuant to the automatic conversion terms described above, to equity at $0.40 per share, or a total of 5,505,530 shares.

Unit Offering

On July 8, 2019, the Company commenced a private offering of Units at a price of $50,000 per Unit, each Unit consisting of 50,000 shares of the Company’s Common Stock and one $50,000 unsecured Convertible Note (“Unit Convertible Note”), which mature in one year from the date of issuance and accrue interest at 5% per annum. These Unit Convertible Notes are convertible into one share of the Company’s Common stock at a conversion price of $1.00 per share. During the year ended December 31, 2019, the Company issued $1,200,000 in Unit Convertible Notes to two accredited investors. Since the Company’s stock price exceeded the conversion feature of the Unit convertible Notes and was immediately exercisable, the Company recorded a beneficial conversion feature (“BCF”) and expense of $1,200,000 which was charged to interest expense with an offset to paid-in capital.

Additionally, 1.2 million shares of Common Stock were issued in connection with the sale of the Units which were valued at $2,598,000. The excess above the $1,200,000 face value of the Unit Convertible Notes or, $1,398,000 was charged to interest expense with an offset to paid-in capital. The remaining $1,200,000 was recorded as a Note discount of $1,200,000 to be amortized over one year at the rate of $100,000 per month. $200,000 in interest expense related to this discount was recorded during the year ended December 31, 2019.

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

Shares Reserved for Issuance

As of December 31, 2020, the Company had 85,353,320 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 7,558,570 shares issuable upon a conversion of the convertible notes, and 2,319,750 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended December 31, 2020, and December 31, 2019, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on December 31, 2020, and December 31, 2019:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	1.50
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	.12
Warrants issued (a)	1,519,750	$1.01	.59
Warrants outstanding December 31, 2019	1,869,750	$0.92	.80
Warrants exercised	(25,000)	–	–
Warrants outstanding December 31, 2020	1,844,750	$0.92	.50

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The number of warrants reflected in this table does not include 475,000 warrants that were issued at various times during 2019 in connection with the issuance of the Company’s Series B Preferred stock. These warrants are exercisable for three years at a strike price of $2.00 per share. The Company accounts for warrants issued to purchase shares of its common stock or preferred stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Therefore, no stock-based compensation expense was recorded for the issuance of these 475,000 warrants.

The value of the stock purchase warrants for the periods ended December 31, 2020, and December 31, 2019, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	1.75 - 2.91%
Volatility range (3)	1.23% - 442.92%
Expected life (in years)	2.00 - 5.00

_____________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s Common Stock is based on trading activity for the previous three year period ended at each stock purchase warrant contract date.

During the years ended December 31, 2020 and 2019, the Company recorded $820,379 and $736,186, respectively, in stock-based compensation.

NOTE 15.	SUBSEQUENT EVENTS

On January 15, 2021 the Company increased its investment in Klonetics Plant Science, Inc by an additional $50,000 CAD in exchange for 83,333 Class A Common Shares at $0.60 CAD per share.

On January 28, 2021 the Company issued 360,000 common shares to an accredited investor at $0.2664 for gross proceeds of $95,904.00 less fees of $24,209.20 for net proceeds of $71,694.80.

On February 22, 2021 the Company issued 500,000 common shares to an accredited investor at $0.2964 for gross proceeds of $148,200 less fees of $10,587.00 for net proceeds of $137,613.00.

On February 24, 2021 an investor converted 200 Preferred A Shares at a 1250 conversion factor into 250,000 Common Shares.

From January 19 to March 24, 2021 the Company issued 1,442,101 Common Shares on conversion of convertible debentures retiring $272,400.00 of principal debentures outstanding and $4,324.96 of interest at prices between $0.1434 to $0.132.

On March 10, 2021 the Company issued $53,500 in new convertible debentures with an accredited investor bearing interest of 10% per annum for proceeds of $50,000, convertible into common shares at any time after 180 days at 61% of market price during the previous 20 day trading period. This debenture is eligible for repayment from 0 – 180 days between 115% and 135%.

Effective December 31, 2020 James Samuelson and Matt Nicosia resigned as directors of CannaPharmaRx, Inc.

On February 17, 2021 the Company entered into a settlement and lockup agreement with the Herick parties settling an outstanding claim filed by the Company.

On March 10, 2021 the Company repaid a promissory note in favor of James Samuelson in the amount of $75,000.

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. A description of the property is detailed in Note 1. of these financial statements. The purchase price is $2,000,000 CAN and the closing of the transaction is expected to be on May 28, 2021. As a result, and in anticipation of the closing, the Company has recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is the security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing the Note will be retired with the proceeds for the sale. Should the transaction not close, the Company will re-evaluate the potential to develop the property as originally planned when it was acquired in light of current market conditions in the industry.

On March 29, 2021, the Company received the acceptance our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit and closing is expected on April 29, 2021. The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.

