Form 10-Q
period 2021-03-31
CANNAPHARMARX, INC.
filed 2021-05-17
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2021

Commission File Number: 333-251016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 12, 2021, was 50,163,895 shares.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not an assurance of future performance. The Issuer’s actual results of operations and financial condition may differ materially from those suggested by the forward-looking statements contained in this document. In addition, even if the Issuer’s future results of operations and financial condition are consistent with the forward-looking statements contained in this document, those results or developments may not be indicative of results or developments in subsequent periods. The information in this Quarterly Report identifies important factors that could cause such differences (including, but not limited to, a change in overall economic conditions in the United States, a change in the Issuer’s financial condition, changes in tax law or the interpretation thereof, interest rate fluctuations and other market conditions, and the effect of new legislation or government directives).

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

The Issuer is not obliged to, and does not intend to, update or revise any forward-looking statements made in this Quarterly Report whether as a result of new information, future events or otherwise. All subsequent written forward-looking statements attributable to the Issuer, or persons acting on behalf of the Issuer, are expressly qualified in their entirety by the cautionary statements contained throughout this Quarterly Report. As a result of these risks, prospective investors of the Convertible Bonds should not place undue reliance on these forward-looking statements. Neither the forward-looking statements nor the underlying assumptions have been verified or audited by any third party.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2021	2020
Current assets
Cash	$30,078	$334,969
HST Receivable	1,480	551
Prepaid expenses	409,638	132,031
Total current assets	441,196	467,551
Construction in progress	1,585,860	1,566,316
Office equipment	8,368	2,435
Investments	6,750,779	6,711,289
Total Assets	$8,786,203	$8,747,591

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,733,393	$2,447,848
Accounts payable related party	376,019	380,413
Accrued interest	152,189	96,477
Accrued legal settlement	190,000	190,000
Accrued expense - related party	804,126	756,738
Notes payable current	9,138,619	8,728,749
Convertible Notes -net of discount	1,053,133	997,558
Derivative liability	1,046,169	3,676,649
Loan payable - related party	142,893	274,758
Total current liabilities	15,636,540	17,549,190
Total Liabilities	15,636,540	17,549,190

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 60,000 shares authorized, 59,800 and 60,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	59,800	60,000
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 475,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 49,538,895 and 46,986,794 issued and outstanding as of March 31, 2020 and December 30, 2020, respectively	4,954	4,699
Treasury stock, 133,200 shares as of March 31, 2021 and December 31, 2020, respectively	(13)	(13)
Additional paid in capital	69,186,061	68,336,249
Retained earnings (deficit)	(76,133,846)	(77,331,820)
Accumulated other comprehensive income (loss)	(442,293)	(345,714)
Total Stockholders' Equity (Deficit)	(6,850,337)	(8,801,599)
Total Liabilities and Stockholders' (Equity)	$8,786,203	$8,747,591

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Revenue	$–	$–

Operating Expenses:
General & administrative	42,848	42,328
Acquisition expenses	–	1,881,126
Amortization and depreciation	408	31,664
Stock based compensation	96,700	206,579
Travel and entertainment	–	6,537
Rent	9,478	–
Professional fees	418,603	153,729
Consulting fees and payroll-related parties	153,309	248,046
Total operating expenses	721,345	2,570,009
Income (loss) from operations	(721,345)	(2,570,009)

Other income (expense)
Interest (expense)	(428,872)	(719,325)
(Loss) on conversion of convertible notes	(282,289)	(925,484)
Change in the fair value of derivative liability	2,630,480	–
Other income (expense) net	1,919,319	(1,644,809)
Income (loss) before provision for income taxes	1,197,974	(4,214,818)
Provision (credit) for income tax	–	–
Net income (loss)	1,197,974	$(4,214,818)

Basic and diluted earnings(loss) per common share	$0.02	$(0.12)

Weighted average number of shares outstanding	48,043,065	36,486,999

Comprehensive loss:
Net income (loss)	$1,197,974	$(4,214,818)
Foreign currency translation adjustment	(96,578)	(145,898)
Comprehensive income (loss)	$1,101,396	$(4,360,716)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three Months Ended March 31, 2021	Three Monts Ended March 31, 2020
Cash Flows From Operating Activities:
Net income (loss)	$1,197,974	$(4,214,818)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	96,700	206,579
Amortization of intangible assets	–	31,664
Amortization of debt discount	287,544	634,378
Loss on the extinguishment of debt	282,289	–
Change in the fair value of derivatives	(2,630,480)	925,484
Depreciation	408	385
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	(277,582)	1,839,953
HST Receivable	(922)	7,030
Accrued interest	54,945	24,220
Notes payable	–	(31,549)
Accounts payable/loan payable related party	(84,477)	–
Accrued expense related party	(9,141)	142,951
Accounts payable and accrued expense	283,491	68,044
Net cash provided by (used for) operating activities	(799,251)	(365,680)

Cash Flows From Investing Activities:
Purchase of fixed assets	(6,314)	–
Purchase of private company equity	(39,490)	–
Changes in intangible assets	–	(1,676)
Net cash provided by (used for) investing activities	(45,804)	(1,676)

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	(39,441)	438,000
Proceeds from convertible loans, net of repayments	53,500	–
Proceeds from notes payable, net of repayment	238,560	–
Proceeds from the sale of common stock in private placement	244,104	–
Proceeds (repayment of related party loans), net		(95,000)
Net cash provided by (used for) financing activities	496,723	343,000

Effect of exchange rates on cash and cash equivalents	43,441	106,006
Net Increase (Decrease) In Cash	(348,332)	(24,356)
Cash At The Beginning Of The Period	334,969	1,547
Cash At The End Of The Period	$30,078	83,197

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to convert convertible notes and accrued interest into equity	$508,919	$130,849

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Other Comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance, December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss										(4,214,818)		(4,214,818)

Change in foreign currency translation											(145,898)	(145,898)

Common stock issued in connection with convertible notes					153,940	15			130,834			130,849

Beneficial conversion features of convertible notes									438,000			438,000

Stock-based compensation related to warrant issuances									206,579			206,579

Balance, March 31, 2020	60,000	$60,000	475,000	$475,000	36,640,939	$3,664	133,200	$(13)	$62,394,828	$(61,656,367)	$(8,202)	$1,268,909

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Other Comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance at December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,601)

Net income (loss)										1,197,974		1,197,974

Change in foreign currency translation											(96,578)	(96,578)

Conversion of Series A Preferred to common stock	(200	(200			250,000	25			175			–

Conversion of convertible notes to common shares					1,442,101	144			192,426			192,570

Sale of common stock in private placement					860,000	86			244,018			244,104

Loss on loan conversions									282,289			282,289

Beneficial conversion feature of convertible notes									34,205			34,205

Stock based compensation related to warrant issuances									96,700			96,700

Balance, March 31, 2021	59,800	$59,800	475,000	$475,000	49,538,895	$4,954	133,200	$(13)	$69,186,061	$(76,133,846)	$(442,293)	$(6,850,337)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Month Interim Periods Ended March 31, 2021 and 2020

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. The price is $2,000,000 CAD and the closing is expected to be on May 28, 2021. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing the Note will be retired with the proceeds from the sale. Should the transaction not close, the Company will re-evaluate the potential to develop the property as originally planned in light of current market conditions in the industry.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2021, and December 31, 2020, the Company cash and cash equivalents totaled $30,078 and $334,969 respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2021, and December 31, 2020, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. For the periods ended March 31, 2021, and December 31, 2020, the Company had derivative liabilities of $1,046,169 and $3,676,649, respectively. These derivative liabilities arose in 2020 due to the issuance of variably priced convertible notes.

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

Capital Assets- Construction In Progress

As of March 31, 2021, and December 31, 2020, the Company had $1,585,860 and $1,566,316 in construction in progress (“CIP”), respectively, comprised entirely of the building acquired relating to the acquisition of AMS. The Company did not record any depreciation expense on CIP for the periods ended March 31, 2021, and March 31, 2020.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at March 31, 2021.

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

The Company performed its annual fair value assessment on December 31, 2020, on its subsidiaries with material goodwill and intangible asset amounts on their respective balance sheets and determined an impairment had arisen at its Hanover facility. As a result of its assessment, the Company recorded an impairment of goodwill, intangible assets, and amounting to $7,815,891 on its Consolidated Statements of Operations for the year ended December 31, 2020. The Company had no goodwill recorded at March 31, 2021.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2020 on its subsidiaries with material amounts on their respective balance sheets and determined that an impairment $146,084 in land had occurred.

The Company had a net balance at March 31, 2021 of $8,368 relating to office equipment.

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

Business Segments

The Company’s activities during the three months ended March 31, 2021 and the year ended December 31, 2020, comprised a single segment.

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

As of March 31, 2021 and December 31, 2020, the Company had $30,078 and $334,969 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of March 31, 2021, the Company had negative working capital totaling $15,195,364 and a retained earnings deficit of $76,133,846.

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

As of March 31, 2021, and December 31, 2020, the Company had deposits of $39,768 and $0, respectively. On June 8, 2020, the Company received a notice of termination of from Sunniva. The $1,308,830 deposit related to this potential Sunniva acquisition, which was not consummated, was non-refundable and was subsequently written off.

On January 6, 2021 the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of lands and premises located at Hanover, Ontario, Canada. A description of the property is detailed in Note 1 of these financial statements. The purchase price is $2,000,000 CAD and the closing of this transaction is expected to be on May 28, 2021. As a result, and in anticipation of the closing, the Company has recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is the security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing, the Note will be retired with the proceeds for the sale. Should the transaction not close, the Company will re-evaluate the potential to develop the property as originally planned when it was acquired, in light of current market conditions in the industry. The Company has received a deposit of $39,768 towards the purchase of this property.

NOTE 4.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses on March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020

Prepaid expenses	160,370	132,031
Prepaid financing (a)	209,500	–
Prepaid deposits (b)	39,768
Total	$409,638	$132,031

1.

This prepayment remains in trust, from proceeds of the Astor Street, LLC promissory notes, currently being held with the intention of forming part of the initial payment of the pending Cremona acquisition. On March 29, 2021, the Company received the acceptance our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit and closing is expected on April 29, 2021. The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.

2.	This is the Hanover deposits – see note 3 above

NOTE 5.	INVESTMENT

As of March 31, 2021, and December 31, 2020, the balance of investments was 6,750,779 and $6,711,289, respectively.

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

On January 15, 2021, the Company invested an additional $50,000 CAD in exchange for an additional 83,333 Class A Common Shares at $0.60 CAD per share.

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on March 31, 2021, and December 31, 2020:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Computers, software, and office equipment	$11,244	$(2,876)	$8,368	$4,869	$(2,435)	$2,435
Land	–	–	–	–	–	–
Construction in progress	1,585,860	–	1,585,860	1,566,316	–	1,566,316
Total fixed assets	$1,597,104	$(2,876)	$1,594,228	$1,571,185	$(2,435)	$1,566,316

For the periods ended March 31, 2021, and 2020, the Company recorded depreciation expense of $408 and $385 respectively.

As of March 31, 2021 and December 31, 2020, the Company had $1,585,860 and $1,566,316 respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, the exterior construction of the building has been completed, however, no interior construction has begun.

For construction in-progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the asset should be reclassified as building, building improvements, or land improvement and should be capitalized and depreciated. Construction in progress includes all costs related to the construction of a medical cannabis facility. Cost also includes soft costs such as loan fees and interest and consulting fees and related expenses. The facility is not available for use and therefore not being amortized. The Company entered into a Purchase and Sale Agreement with a prospective buyer on January 6, 2021.

NOTE 7.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2021 and December 31, 2020, the Company had $-0- and $-0- in goodwill, respectively. Additionally, the Company had $-0- and $-0- in intangible assets, respectively, for the same periods, ended March 31, 2021 and December 31, 2020, respectively. The goodwill and intangible assets arose as a result of the acquisition of AMS. On December 31, 2020, the Company conducted an impairment test at AMS and determined that all of the goodwill, intangible assets, and the land had been impaired, resulting in a charge of $7,962,694 to the Company’s consolidated statements of operations for the period ended December 31, 2020. Amortization expense for the three month periods ended March 31, 2021 and March 31,2020 were $-0- and $31,349 respectively.

NOTE 8.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020

Accounts payable and accrued expenses	$2,733,393	$2,447,848
Accrued interest (a)	152,189	96,477
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$3,075,582	$2,734,325

(a)	Represents interest accrued on the outstanding convertible notes and other notes -see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 9.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020

Accounts payable and accrued payroll, related party(a)	$518,912	$655,171
Accrued expense - related party(b)	804,126	756,738
Total accounts payable and accrued liabilities	$1,323,038	$1,411,909

(a)	Accounts payable and accrued payroll-related parties as of March 31, 2021, is comprised of the following:

Interest-free loans of $123,135 from the Company’s CEO and a director, respectively, amounting and $19,758 due to former directors to a total of $142,893, accrued salaries for officers and employees and other payables amounting to $376,019.

(b)	Accrued expense related parties of $804,126 is comprised of bonuses and fees due to current and former directors and officers of the Company. As of March 31, 2021, and December 31, 2020, there was $150,000 due to claims received from two former directors, which was purported to be accrued salaries arising out of services provided in 2015 and 2016. Management is in the process of reviewing these claims.

Effective March 22, 2019, the Company established its principal place of business and leases offices at 3600, 888 – 3rd St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

See Note 16, Subsequent Events, below, for additional related party transactions.

NOTE 10.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Principal value of convertible notes	$1,493,050	$1,662,000
Note discount	(439,917)	(664,442)
Total convertible notes, net current	$1,053,133	$997,558

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

March 31, 2021 Activity

During the three month period ended March 31, 2021, the Company received proceeds from convertible notes of $53,500.

During the three months ended March 31, 2021 the Company recorded $28,004 in interest expense on its convertible notes and amortized $224,525 of note discount which was charged to interest expense. As of March 31, 2021, there was $59,620 in accrued interest on these notes, and $439,917 in unamortized note discount related to these notes. As of the date of this Report, there was one note for $100,000 that past due its maturity date. The Company has not received any notice of default on these note and continues to accrue interest on these notes past the maturity date.

During the three months ended March 31, 2021 the Company issued 1,442,101 common shares upon the conversion of $222,450 in convertible notes and recorded a loss on conversion of $282,289.

As of March 31, 2021, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

March 31, 2021
Exercise Price	$0.132 – 0.18
Stock Price	$0.25
Risk-free interest rate	.06%
Expected volatility	121.90%
Expected life (in years)	1.00
Expected dividend yield	0%
Fair Value:	$1,046,169

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

During the three months ended March 31, 2021 and March 31, 2020, the Company recognized a gain of $2,630,480, and $-0- respectively as “Other Expense” on its Consolidated Statements of Operations, which represented the net change in the value of the derivative liability.

NOTE 11.	NOTES PAYABLE

The following tables set forth the components of the Company’s, notes payable as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal value of Promissory Note	$9,327,678	$8,977,721
Loan discounts	(189,059)	(248,972)
Promissory Note, long term net of discount	$9,138,619	$8,728,749

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

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the three months ended March 31, 2021, the Company has recorded $287,544 in amortization expense related to Note discount.

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. The Company is currently in discussions with Koze to extend the maturity date of the Note. While the Company believes it will be successful in extending the maturity date, there are no assurances this will occur. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay the year of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. During the period ended December 31, 2020, the Company recorded an additional amount of $890,570 relating to penalties for late payment. As of the date this Report the Company has continued to accrue interest on the Koze Note and is in discussion to renegotiate the final payout amount, which is anticipated to occur when the property is sold. Koze has not asserted that a default has occurred.

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

During the three months ended March 31, 2021 the Company entered into Note Agreements with a secured investor amounting to $238,560. These notes are non-interest bearing and mature in 12 months. Repayment includes principal amount plus $50,000 CAD settlement cash fee plus 58,140 Common Shares at $0.43 per share plus 59,524 Common Shares at $0.42 per share. These notes are secured by a GSA over all present and after acquired property, assets, and undertakings.

NOTE 12.	INCOME TAXES

As of March 31, 2021, the Company has approximately $75,600,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of March 31, 2021, the Company has no unrecognized income tax benefits.

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

There were 59,800 shares of Series A Preferred Stock issued and outstanding as of March 31, 2021 and 60,000 shares outstanding at December 31, 2020, respectively.

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

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2021, and December 31, 2020, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2021, and December 31, 2020, 49,538,895 and 46,986,794 shares of Common Stock were issued and outstanding, respectively.

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

Shares Reserved for Issuance

As of March 31, 2021, the Company had 85,353,320 Common Shares reserved for issuance. These shares are comprised of 75,000,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 7,558,570 shares issuable upon a conversion of the convertible notes, and 2,319,750 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended March 31, 2021 and December 31, 2020, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on March 31, 2021 and December 31, 2020:

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

The value of the stock purchase warrants for the periods ended March 31, 2021, and December 31, 2020, was determined using the following Black-Scholes methodology:

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

During the three month period ended March 31, 2021 and March 31, 2020, the Company recorded $96,700 and $206,759, respectively, in stock-based compensation.

NOTE 15.	SUBSEQUENT EVENTS

On April 14, 2021, the Company issued $53,500 in new convertible debentures to a secured investor, bearing interest at 10%, for net proceeds of $50,000, maturing April 14, 2022. This debenture is convertible into common shares at any time after 180 days at 61% of market price during the previous 20 day trading period. This debenture is elibible for repayment between 0 – 180 days between 115% and 135%. In the event of default interest increases to 22%.

On April 22, 2021, the Company issued $45,500 in new convertible debentures to a secured investor, bearing interest at 5%, for net proceeds of $40,000. This debenture matures April 22, 2022. This debenture is convertible into common shares at any time at 39% discount to the lowest trading price in the prior 20 days. Repayment authorized between 0 – 180 days between 110% and 135%. In addition, 25,000 commitment shares are to be granted.

On May 6, 2021, the Company issued 400,000 Common Shares to an accredited investor at $0.15 per share for gross proceeds of $60,000, less fees of $13,040, for net proceeds of $46,960.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2021 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

During the three month period ending March 31, 2021 the Company had no revenues from operations. Loss from operations for the three months ended March 31, 2021 was $721,345 compared with a loss in the prior year of $2,570,009, for a net income of $1,197,974 for the most recent quarter, compared with a prior year loss of $4,214,818.

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

Our activities to date have centered around three projects, including (i) the Hanover Project; (ii) the Great Northern Project; (iii) and (iii) the acquisition of Ramon Road Production Campus LLC

Following is a description of the projects we are pursuing as of the date of this Report:

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. The price is $2,000,000 CAD and the closing is expected to occur by the end of the second quarter ending on June 30, 2021. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 during the year ended December 31, 2020. This property is security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing the Note will be retired with the proceeds from the sale. Should the transaction not close, the Company will re-evaluate the potential to develop the property as originally planned in light of current market conditions in the industry.

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

Based on information currently available in the marketplace we believe that GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN advised that the Stevensville facility is complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 GN commenced cultivation activities, with the initial harvest in the first quarter of 2020. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. Neither we nor GN have any firm commitment to provide any of the funds necessary for expansion as of the date of this report..

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

Sunniva Acquisition

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

Other

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

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the three months ended March 31, 2021 or 2020. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the three months ended March 31, 2021 or 2020 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the fiscal years ended March 31, 2021 and 2020, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in three months ended March 31 2021 was $721,345 compared to $2,570,009 for the three months ended March 31, 2020, a decrease of 1,848,664. The decrease in the 2021 period is primarily attributable to acquisition expenses of $1,881,126 in the 2020 with zero acquisition expenses during the three months ended March 31, 2021.

Other income (expense)

Other income was $1,919,319 for the three months ended March 31, 2021, compared to other expense of $1,644,809, an improvement of $3,564,128. The increase in other income is primarily attributable to a reduction in the derivative liability of $2,630,480 in the 2021 period compared to zero in the prior year, and a reduction in interest expense in in three months ended March 31, 2021 of $290,453 compared to the 2020 period due to a reduction in amortization of note discount.

Net Income (Loss)

As a result of the foregoing, the Company had a net profit of 1,197,974, and a net loss of $4,214,818, for the periods ended March 31, 2021, and March 31, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had $30,078 in cash as compared to $334,969 at December 31, 2020.

Cash flows from operating activities

The Company used $779,251 in operating activities for the first three months ended March 31, 2021 as compared to $365,680 during the prior year comparable quarter. During the first quarter ended March 31, 2021 the Company had net income of $1,197,974, stock based compensation expense of $96,700, amortization of debt discount of $287,544, loss on the extinguishment of debt of $282,289, change in the fair value of derivatives of $2,630,480, an increase to prepaid assets of $277,582 and an increase to payables and accruals of $243,896. During the prior year quarter ended March 31, 2020 the Company had a net loss of $4,214,818, stock based compensation expense of $206,579, amortization of intangible assets and debt discount of $666,042, change in fair value of derivatives of $925,484, a decrease to prepaid expenses of $1,839,953 and an increase to accounts payable and accruals of $210,696.

Cash flows from investing activities

The Company used $45,804 during the first three months ended March 31, 2021 in investing activities as compared to $1,676 during the three month period ended March 31, 2020. This included the purchase of office equipment and a further investment in Klonetics.

Cash flows from financing activities

During the three months ended March 31, 2021, $496,723 was provided from financing activities, including $292,060 from convertible loans and notes payable, $244,104 from the sale of Common Stock, offset by $39,441 from the sale of Preferred Stock. During the prior year quarter the Company received $438,000 from the sale of Preferred Stock, offset by $95,000 repayment of related party loans.

In general, based on historical losses, the Company will be required to continue raising operating capital through debt and equity.

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

SUBSEQUENT EVENTS

On April 14, 2021, the Company issued $53,500 in new convertible debentures to a secured investor, bearing interest at 10%, for net proceeds of $50,000, maturing April 14, 2022. This debenture is convertible into common shares at any time after 180 days at 61% of market price during the previous 20 day trading period. This debenture is elibible for repayment between 0 – 180 days between 115% and 135%. In the event of default interest increases to 22%.

On April 22, 2021, the Company issued $45,500 in new convertible debentures to a secured investor, bearing interest at 5%, for net proceeds of $40,000. This debenture matures April 22, 2022. This debenture is convertible into common shares at any time at 39% discount to the lowest trading price in the prior 20 days. Repayment authorized between 0 – 180 days between 110% and 135%. In addition, 25,000 commitment shares are to be granted.

On May 6, 2021, the Company issued 400,000 Common Shares to an accredited investor at $0.15 per share for gross proceeds of $60,000, less fees of $13,040, for net proceeds of $46,960. The Company filed an S-1which was declared effective.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2021.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended March 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our acquisition of AMS, we assumed an action filed against AMS by Ataraxia Canada, Inc., alleging breach of contract, specifically, breach of a nonbinding term sheet providing for Ataraxia to acquire controlling interest in AMS and they are seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia Canada, Inc., as plaintiff, and circulated to Alternative Medical Solutions Inc., as defendant, on August 2, 2018, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

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

Subsequent Events

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against Cannapharmarx Inc. and Does 1 – 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that Cannapharmarx Inc. (CPMD) breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 millions dollars plus attorneys’ fees and costs. CPMD intends to vigorously defend against BCI’s lawsuit, going forward.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our equity securities during the three months ended March 31, 2021, or subsequent thereto.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2021.

CannapharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

