Form 10-Q
period 2021-06-30
CANNAPHARMARX, INC.
filed 2021-08-16
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transaction period from _____________ to _____________

For Quarter Ended: June 30, 2021

Commission File Number: 333-251016

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

Suite 3600

888 – 3rd Street SW

Calgary, Alberta, Canada T2P 5C5

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 12, 2021, was 89,124,710 shares.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
ASSETS	2021	2020
Current assets
Cash	$110,158	$334,969
HST Receivable	1,996	551
Prepaid expenses	369,154	132,031
Total current assets	481,308	467,551

Construction in progress	1,608,994	1,566,316
Office equipment	7,717	2,435
Investments	6,750,779	6,711,289
Total Assets	$8,848,798	$8,747,591

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,116,507	$3,585,000
Accrued interest	152,238	96,477
Accrued legal settlement	190,000	190,000
Notes payable	9,331,658	8,728,749
Convertible Notes -net of discount	812,790	997,558
Derivative liability	598,676	3,676,649
Loan payable - related party	41,219	274,758
Total current liabilities	15,243,088	17,549,190

Total Liabilities	15,243,088	17,549,190

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 58,180 and 60,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	58,180	60,000
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized, 475,000 and -0- shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 73,760,595 and 46,986,794 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7,376	4,699
Treasury stock, 133,200 and -0- shares as of June 30, 2021 and December 31, 2020, respectively	(13)	(13)
Additional paid in capital	71,383,756	68,336,249
Retained earnings (deficit)	(77,799,255)	(77,331,820)
Accumulated other comprehensive income (loss)	(519,334)	(345,714)
Total Stockholders' Equity (Deficit)	(6,394,290)	(8,801,599)
Total Liabilities and Stockholders' (Equity)	$8,848,798	$8,747,591

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–

Operating Expenses:
General and administrative	359,377	183,926	508,146	226,254
Acquisition expenses	–	(18,488)	–	1,862,638
Amortization and depreciation	776	31,477	1,184	63,141
Stock based compensation	96,700	206,579	193,399	413,158
Travel and entertainment	–	1,405	–	7,942
Rent	(4,664)	17,597	4,814	17,597
Professional fees	295,753	118,394	714,356	272,123
Board of Directors’ fees	48,138	246,594	95,526	494,640
Total operating expenses	796,080	787,484	1,517,425	3,357,493
Income (loss) from operations	(796,080)	(787,484)	(1,517,425)	(3,357,493)

Other income (expense)
Interest (expense)	(609,848)	(641,377)	(1,038,720)	(1,360,702)
(Loss) on extinguishment of debt	(706,974)	–	(989,263)	–
Change in the fair value of derivative liability	447,493	(43,618)	3,077,973	(969,102)
Other income (expense) net	(869,329)	(684,995)	1,049,990	(2,329,804)
Income (loss) before provision for income taxes	(1,665,409)	(1,472,479)	(467,435)	(5,687,297)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	(1,665,409)	$(1,472,479)	(467,435)	$(5,687,297)

Basic and diluted earnings(loss) per common share	$(0.03)	$(0.04)	$(0.01)	$(0.15)

Weighted average number of shares outstanding	57,235,013	40,002,473	52,664,431	38,273,494

Comprehensive loss:
Net income (loss)	$(1,665,409)	$(1,472,479)	$(467,435)	$(5,687,297)
Foreign currency translation adjustment	(77,042)	13,481	(173,620)	(53,793)
Comprehensive income (loss)	$(1,742,451)	$(1,458,998)	$(641,055)	$(5,741,090)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(467,435)	$(5,741,090)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	193,399	413,158
Amortization of intangible assets	–	62,384
Advertising expense paid with common stock	189,000	153,000
Common stock issued in connection with financing	50,085	130,834
Amortization of debt discount	735,949	1,009,149
Loss on the extinguishment of debt	989,263	–
Change in the fair value of derivatives	(3,077,973)	969,102
Depreciation	1,190	758
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	(238,498)	1,788,111
HST Receivable	(1,430)	25,991
Accrued interest	54,087	54,671
Notes payable	–	121,132
Accounts payable and accrued expense	516,659	339,443
Net cash provided by (used for) operating activities	(1,055,704)	(673,357)

Cash Flows From Investing Activities:
Purchase of fixed assets	(6,406)	–
Purchase of private company equity	(39,490)	–
Changes in intangible assets	–	62,435
Net cash provided by (used for) investing activities	(45,896)	62,435

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	55,000	–
Proceeds from convertible loans, net of repayments	388,083	534,000
Proceeds from notes payable, net of repayment	238,560	(3,490)
Proceeds from the sale of common stock in private placements	291,064	–
Proceeds (repayment of related party loans), net	(233,539)	(83,259)
Net cash provided by (used for) financing activities	739,168	447,251

Effect of exchange rates on cash and cash equivalents	137,621	165,917
Net Increase (Decrease) In Cash	(224,811)	2,246
Cash At The Beginning Of The Period	334,969	1,547
Cash At The End Of The Period	110,158	3,793

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as a financing expense on convertible notes	$50,085	$130,849
Common stock issued for advertising expense	$189,000	$153,000
Common stock issued related to investment in Great Northern Cannabis	$–	$2,478,422
Common stock issued to convert convertible notes and accrued interest into equity	$764,353	$–

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance at December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649	133,200	(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss	–	–	–	–	–	–	–	–	–	(4,214,818)	–	$(4,214,818)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(67,273)	$(67,273)

Common stock issued in connection with convertible notes	–	–	–	–	153,940	15	–	–	130,834	–	–	130,849

Beneficial conversion features of convertible notes	–	–	–	–	–	–	–	–	438,000	–	–	$438,000

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	206,579	–	–	$206,579

Balance, March 31, 2020	60,000	$60,000	475,000	$475,000	36,640,939	$3,664	133,200	$(13)	$62,394,828	$(61,656,367)	$70,423	$1,347,534

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	13,481	13,481

Net loss	–	–	–	–	–	–	–	–	–	(1,472,479)	–	(1,472,479)

Shares issued for services	–	–	–	–	300,000	30	–	–	152,970	–	–	153,000

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	206,579	–	–	206,579

Shares received from share exchange with GN	–	–	–	–	5,507,400	551	–	–	2,477,871	–	–	2,478,422
Balance, June 30, 2020	60,000	$60,000	475,000	$475,000	42,448,339	$4,245	133,200	$(13)	$65,232,248	$(63,128,846)	$83,904	$2,726,536

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance at December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,599)

Net income (loss)	–	–	–	–	–	–	–	–	–	1,197,974	–	1,197,974

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(96,578)	(96,578)

Conversion of Series A Preferred to common stock	(200)	(200)	–	–	250,000	25	–	–	175	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	1,442,101	144	–	–	192,426	–	–	192,570

Sale of common stock in private placement	–	–	–	–	860,000	86	–	–	244,018	–	–	244,104

Loss on loan conversions	–	–	–	–	–	–	–	–	282,289	–	–	282,289

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	34,205	–	–	34,205

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	96,700	–	–	96,700

Balance, March 31, 2021	59,800	$59,800	475,000	$475,000	49,538,895	$4,954	133,200	$(13)	$69,186,061	$(76,133,846)	$(442,293)	$(6,850,337)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,665,409)	–	(1,665,409)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(77,042)	(77,042)

Purchase of Series A Preferred	1,760	1,760	–	–	–	–	–	–	53,240	–	–	55,000

Conversion of Series A Preferred to common stock	(3,380)	(3,380)	–	–	4,225,000	423	–	–	2,958	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	17,531,700	1,753	–	–	762,600	–	–	764,353

Sale of common stock in private placement	–	–	–	–	400,000	40	–	–	46,920	–	–	46,960

Loss on loan conversions	–	–	–	–	–	–	–	–	706,974	–	–	706,974

Issuance of common stock for services	–	–	–	–	1,800,000	180	–	–	188,820	–	–	189,000

Commitment shares issued with convertible note	–	–	–	–	265,000	27	–	–	50,059	–	–	50,085

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	289,426	–	–	289,426

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	96,700	–	–	96,700

Balance, June 30, 2021	58,180	$58,180	475,000	$475,000	73,760,595	$7,376	133,200	$(13)	$71,383,756	$(77,799,255)	$(519,334)	$(6,394,290)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Interim Periods Ended June 30, 2021 and 2020

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. The price is $2,000,000 CAD. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. This transaction closed on July 9, 2021 and the note was repaid in full as principal of $1,000,000 principal plus accrued interest of $124,735 and penalties of $475,265. The note was discharged accordingly.

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

Covid-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations

Basis of Presentation

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2021, and December 31, 2020, the Company cash and cash equivalents totaled $110,158 and $334,969 respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2021, and December 31, 2020, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. For the periods ended June 30, 2021, and December 31, 2020, the Company had derivative liabilities of $598,676 and $3,676,649, respectively. These derivative liabilities decreased in 2021 due to price movement of the Company’s common stock.

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

Foreign Currency Translation

The functional currency and the reporting currency of CannaPharmaRx US operations is United States dollars, (“USD”). The functional currency of the Company’s Canadian operations in Canadian dollars (“CAD”), Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

Capital Assets- Construction In Progress

As of June 30, 2021, and December 31, 2020, the Company had $1,608,994 and $1,566,316 in construction in progress (“CIP”), respectively, comprised entirely of the building acquired relating to the acquisition of AMS. The Company did not record any depreciation expense on CIP for the periods ended June 30, 2021, and June 30, 2020.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at June 30, 2021.

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

The Company had a net balance at June 30, 2021 of $7,717 relating to office equipment.

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

Business Segments

The Company’s activities during the three months ended June 30, 2021 and the year ended December 31, 2020, comprised a single segment.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company adopted ASC 842 on January 1, 2019. However, the adoption of the standard had no impact on the Company’s financial statements since all Company leases are month to month or short-term rental. The Company adopted ASU 2019-12, Income Taxes, Topic 740 on January 1, 2021. There is no material impact on the Company’s financial statements.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of June 30, 2021 and December 31, 2020, the Company had $110,158 and $334,969 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of June 30, 2021, the Company had negative working capital totaling $14,761,780 and a total stockholders’ deficit of $6,394,290.

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

As of June 30, 2021, and December 31, 2020, the Company had deposits of $80,680 and $0, respectively, which are included in Accounts Payable and Accrued Expenses. On June 8, 2020, the Company received a notice of termination of from Sunniva. The $1,308,830 deposit related to this potential Sunniva acquisition, which was not consummated, was non-refundable and was subsequently written off.

On January 6, 2021 the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of lands and premises located at Hanover, Ontario, Canada. A description of the property is detailed in Note 1 of these financial statements. The purchase price is $2,000,000 CAD. As a result, and in anticipation of the closing, the Company has recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is the security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing, which occurred on July 9, 2021, the Note was retired in full with repayment of $1,000,000 principal plus accrued interest of $124,735 plus $475,265 in penalties and as such fully discharged. The Company has received a deposit of $80,680 towards the purchase of this property included in Accounts Payable and Accrued expenses at June 30, 2021.

NOTE 4.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses on June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Prepaid expenses(a)	159,654	132,031
Prepaid financing(b)	209,500	–
Total	$369,154	$132,031

a)	This prepayment remains in trust, from proceeds of the Astor Street, LLC promissory notes, currently being held with the intention of forming part of the initial payment of the pending Cremona acquisition. On March 29, 2021, the Company received the acceptance our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit and closing is expected on April 29, 2021. The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.
b)	The Company has paid $209,500 in commitment fees to two arms length parties to arrange financing for pending Cremona acquisition. This financing is currently in the due diligence phase.

NOTE 5.	INVESTMENT

As of June 30, 2021, and December 31, 2020, the balance of investments was 6,750,779 and $6,711,289, respectively.

On February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock from a former shareholder of GN. On the date of purchase, the Company’s Common Stock was trading at $1.41 which values the purchase at $11,264,438. The Company has treated this purchase using the cost method because the purchase consists of an investment in a private company in which the Company does not have the ability to exercise significant influence over GN’s operating and financial activities. The Company recorded a write-down of the investment by $7,070,841 to a current value of $4,193,597.

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

On January 15, 2021, the Company invested an additional $50,000 CAD in exchange for an additional 83,333 Class A Common Shares at $0.60 CAD per share.

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on June 30, 2021, and December 31, 2020:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$11,408	$(3,691)	$7,717	$4,869	$(2,435)	$2,435
Land	–	–	–	–	–	–
Construction in progress	1,608,994	–	1,608,994	1,566,316	–	1,566,316
Total fixed assets	$1,620,402	$(3,691)	$1,616,711	$1,571,185	$(2,435)	$1,566,316

For the periods ended June 30, 2021, and 2020, the Company recorded depreciation expense of $1,184 and $758 respectively.

As of June 30, 2021 and December 31, 2020, the Company had $1,608,994 and $1,566,316 respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, the exterior construction of the building has been completed, however, no interior construction has begun.

For construction in-progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the asset should be reclassified as building, building improvements, or land improvement and should be capitalized and depreciated. Construction in progress includes all costs related to the construction of a medical cannabis facility. Cost also includes soft costs such as loan fees and interest and consulting fees and related expenses. The facility is not available for use and therefore not being amortized. The Company entered into a Purchase and Sale Agreement with a prospective buyer on January 6, 2021. This transaction closed on July 9, 2021 for proceeds of $2,000,000 CAD. Proceeds were used to retire and discharge the note for a repayment of principal of $1,000,000, interest of $124,735 and penalties of $475,265.

NOTE 7.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$4,116,507	$3,585,000
Accrued interest (a)	152,238	96,477
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$4,458,745	$3,871,477

(a)	Represents interest accrued on the outstanding convertible notes and other notes - see Note 11, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 8.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Loan payable, related parties	$41,219	$274,758

Total loan payable, related parties	$41,219	$274,758

Interest-free loans of $41,219 from the Company’s CEO and a director, respectively, amounting to $21,461 and $19,758 due to former directors.

Effective March 22, 2019, the Company established its principal place of business and leases offices at 3600, 888 – 3rd St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $2,000 CAD per month effective October 1, 2020 (retroactively reduced from $4,000 per month). This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

See Note 14, Subsequent Events, below, for additional related party transactions.

NOTE 9.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal value of convertible notes	$1,093,728	$1,662,000
Note discount	(280,938)	(664,442)
Total convertible notes, net current	$812,790	$997,558

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

During the year ended December 31, 2020 the Company recorded $257,345 in interest expense on these Notes and amortized $1,690,933 of note discount which was charged to interest expense. As of December 31, 2020, there was $35,048 in accrued interest on these notes, and $664,442 in unamortized note discount related to these notes. As of the date of this Report, there was one note for $100,000 that past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the year ended December 31, 2020 the Company issued 4,067,332 common shares upon the conversion of $1,984,000 in convertible notes and recorded a gain of $566,408.

June 30, 2021 Activity

During the six-month period ended June 30, 2021, the Company received proceeds from convertible notes of $388,083.

During the six months ended June 30, 2021 the Company recorded $43,030 in interest expense on its convertible notes and amortized $735,949 of note discount which was charged to interest expense. As of June 30, 2021, there was $27,503 in accrued interest on these notes, and $280,938 in unamortized note discount related to these notes. As of the date of this Report, there was one note for $100,000 that past due its maturity date. The Company has not received any notice of default on these note and continues to accrue interest on these notes past the maturity date.

During the six months ended June 30, 2021 the Company issued 18,973,801 common shares upon the conversion of $956,355 in convertible notes and recorded a loss on conversion of $989,263.

As of June 30, 2021, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

June 30, 2021
Exercise Price	$0.0276 – 0.0345
Stock Price	$0.05
Risk-free interest rate	.08%
Expected volatility	128.50%
Expected life (in years)	0.50 - 1.00
Expected dividend yield	0%
Fair Value:	$598,676

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

During the six months ended June 30, 2021 the Company recognized a gain of $3,077,973, and a loss for the six months ended June 30, 2020 of $969,102 as “Other Expense” on its Consolidated Statements of Operations, which represented the net change in the value of the derivative liability.

NOTE 10.	NOTES PAYABLE

The following tables set forth the components of the Company’s, notes payable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal value of Promissory Note	$9,459,536	$8,977,721
Loan discounts	(127,878)	(248,972)
Promissory Note, long term net of discount	$9,331,658	$8,728,749

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

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the six months ended June 30, 2021, the Company has recorded $735,949 in amortization expense related to Note discount.

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

During the six months ended June 30, 2021 the Company entered into Note Agreements with secured investors amounting to $238,560. These notes are non-interest bearing and mature in 12 months. Repayment includes principal amount plus $50,000 CAD settlement cash fee plus 58,140 Common Shares at $0.43 per share plus 59,524 Common Shares at $0.42 per share. These notes are secured by a GSA over all present and after acquired property, assets, and undertakings.

NOTE 11.	INCOME TAXES

As of June 30, 2021, the Company has approximately $75,600,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of June 30, 2021, the Company has no unrecognized income tax benefits.

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

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 3600 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $2,000 CAD per month (reduced from $4,000 per month effective October 1, 2020 retroactively adjusted). This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

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

NOTE 13.	STOCKHOLDERS’ EQUITY

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

The Company is authorized to issue up to 100,000 shares of Series A Preferred Stock, par value of $1.00.

There were 58,180 shares of Series A Preferred Stock issued and outstanding as of June 30, 2021 and 60,000 shares outstanding at December 31, 2020, respectively.

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

The Company is authorized to issue 3,000,000 shares of Series B Preferred Stock, par value of $1.00.

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2021, and December 31, 2020, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2021, and December 31, 2020, 73,760,595 and 46,986,794 shares of Common Stock were issued and outstanding, respectively.

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

Shares Reserved for Issuance

As of June 30, 2021, the Company had 272,654,379 Common Shares reserved for issuance. These shares are comprised of 72,725,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 197,131,851 shares issuable upon a conversion of the convertible notes, and 2,322,528 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended June 30, 2021 and December 31, 2020, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on June 30, 2021 and December 31, 2020:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	1.50
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	.12
Warrants issued (a)	1,519,750	$1.01	.59
Warrants outstanding December 31, 2019	1,869,750	$0.92	.80
Warrants exercised	(25,000)	–	–
Warrants outstanding December 31, 2020	1,844,750	$0.92	.50
Warrants issued (b)	477,778	$0.30	5.00
Warrants outstanding June 30, 2021	2,322,528

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The number of warrants reflected in this table does not include 475,000 warrants that were issued at various times during 2019 in connection with the issuance of the Company’s Series B Preferred stock. These warrants are exercisable for three years at a strike price of $2.00 per share. The Company accounts for warrants issued to purchase shares of its common stock or preferred stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Therefore, no stock-based compensation expense was recorded for the issuance of these 475,000 warrants.

(b)	The Company issued 477,448 common share purchase warrants during the second quarter to an accredited investor as part of a convertible debenture. These warrants are exercisable at $0.30 per share and expire at the end of five years.

The value of the stock purchase warrants for the periods ended June 30, 2021, and December 31, 2020, was determined using the following Black-Scholes methodology:

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

During the six month period ended June 30, 2021 and June 30, 2020, the Company recorded $193,399 and $413,158, respectively, in stock-based compensation.

NOTE 14.	SUBSEQUENT EVENTS

On July 2, 2021, the Company issued 1600 Preferred A shares to an accredited investor at $31.25 per share for net proceeds of $49,997.

On July 9, 2021, the Company closed the sale of the Hanover property originally executed on January 6, 2021 to an arms-length party for proceeds of $2,000,000 CAD. These proceeds were used to repay the Koze mortgage against the property for $1,600,000 USD which included the original principal of $1,000,000 USD plus accrued interest of $124,735 USD and penalties of $475,265. This mortgage has now been discharged.

On July 13, 2021, the Company issued 2400 Preferred A shares to an accredited investor at $31.25 per share for net proceeds of $75,000.

On July 23, 2021, the Company issued 2400 Preferred A shares to an accredited investor at $31.25 per share for net proceeds of $75,000.

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

During the six-month period ending June 30, 2021 the Company had no revenues from operations. Loss from operations for the six-months ended June 30, 2021 was $1,517,425 compared with a loss in the prior year of $3,357,493, for a net loss of $467,435 for the most recent six month period, compared with a prior year loss of $5,687,297.

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. The price is $2,000,000 CAD and the closing of this transaction occurred on July 9, 2021. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 during the year ended December 31, 2020. This property is security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing the Note was retired with the proceeds from the sale by repayment of the principal of $1,000,000, accrued interest of $124,735 and penalties of $475,265. The note was discharged as of the date of this report.

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

Other

On March 29, 2021, the Company received the acceptance our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit. . The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the six-months ended June 30, 2021 or 2020. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the six-months ended June 30, 2021 or 2020 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the six month periods ended June 30, 2021 and 2020, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Operating expenses for the three months ended June 30, 2021 was $796,080 compared to the same quarter in the prior year of $787,484, with an increase to general and administrative expenses and professional fees, offset by decreases to stock based compensation and director fees.

Operating expenses in the six-months ended June 30, 2021 was $1,517,425 compared to $3,357,493 for the six months ended June 30, 2020, a decrease of $1,840,048. The decrease in the 2021 period is primarily attributable to acquisition expenses of $1,862,638 in the 2020 with zero acquisition expenses during the six-months ended June 30, 2021.

Other income (expense) for the three months ended June 30, 2021 was $869,329 compared to the prior year quarter of $684,995, an increase of $184,334 due to loss on extinguishment of debt of $706,974 offset by the change in fair value of derivative liabilities.

Other income was $1,049,990 for the six-months ended June 30, 2021, compared to other expense of $2,329,804, an improvement of $3,379,794. The increase in other income is primarily attributable to a reduction in the derivative liability of $3,077,973 in the 2021 period compared to an expense of $969,102 in the prior year,the loss on extinguishment of debt of $989,263, and a reduction in interest expense in six-months ended June 30, 2021 of $321,982 compared to the 2020 period due to a reduction in amortization of note discount.

Net Income (Loss)

As a result of the foregoing, the Company had a net loss of $467,435, and a net loss of $5,687,297, for the periods ended June 30, 2021, and June 30, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had $110,158 in cash as compared to $334,969 at December 31, 2020.

Cash flows from operating activities

The Company used $1,055,704 in operating activities for the first six-months ended June 30, 2021 as compared to $673,357 during the prior year comparable six month period. During the six months ended June 30, 2021 the Company had a net loss of $467,435, stock based compensation expense of $193,399, advertising expense of $189,000, common stock issued in connection with financing of $50,085, amortization of debt discount of$735,949, loss on the extinguishment of debt of $989,263, change in the fair value of derivatives of $3,077,973, an increase to prepaid assets of $238,498 and an increase to payables and accruals of $569,316. During the prior year six months ended June 30, 2020 the Company had a net loss of $5,741,090, stock based compensation expense of $413,158, amortization of intangible assets and debt discount of $1,071,533, common stock issued for finance and advertising expenses of $283,834, change in fair value of derivatives of $969,102, a decrease to prepaid expenses of $1,768,111 and an increase to accounts payable and accruals of $541,237.

Cash flows from investing activities

The Company used $45,896 during the first six-months ended June 30, 2021 in investing activities as compared to net cash provided of $62,435 during the six-month period ended June 30, 2020. This included the purchase of office equipment and a further investment in Klonetics.

Cash flows from financing activities

During the six-months ended June 30, 2021, $739,168 was provided from financing activities, including $55,000 from the sale of Preferred Stock, $626,643 from convertible loans and notes payable, $291,064 from the sale of Common Stock, offset by $233,539 from the repayment of related party loans. During the prior year six month period the Company received $534,000 from convertible debentures, offset by $83,259 repayment of related party loans, and a further $3,490 from notes payable.

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

SUBSEQUENT EVENTS

On January 6, 2021 the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc for the sale of lands and premises located at Hanover, Ontario, Canada. A detailed description of the property is in Note 1 of the financial statements. The purchase price is $2,000,000 CAD..The property is the security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. The transaction closed on July 9, 2021 and proceeds were used to repay the $1,000,000 note plus interest of $124,735 and penalties of $475,265. The note has been discharged as of the date of this report. See Subsequent Event Note 14.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2021.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A comprehensive summary of our critical accounting policies which can be found on Form 10-K dated December 31, 2020 filed on April 14, 2021 , That Report contains policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended June 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2021, a Settlement Agreement and Release together with a Lock Up Agreement were signed by all parties to the lawsuit. On March 22, 2021, the Court issued a notice that the case had been terminated pursuant to the Notice of Discontinuance of Proceedings with Prejudice that had been filed in the case on March 19, 2021

As a result, the litigation has been discontinued.

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against Cannapharmarx Inc. and Does 1 – 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that Cannapharmarx Inc. (CPMD) breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. On May 5, 2021, CPMD filed a Notice of Removal from the Superior Court of the State of California, County of Los Angeles to the United States District Court for the Central District of California. On May 25, 2021, BCI filed a Notice of Motion and Motion for an Order remanding the case back to the Superior Court of the State of California, County of Los Angeles. On June 4, 2021, CPMD filed a Motion to Dismiss the First, Third and Fourth Causes of Action filed by BCI. On June 4, 2021, CPMD filed a Memorandum in Opposition to BCI’s Notice of Motion and Motion to Remand the case back to the Superior Court of the State of California, County of Los Angeles. On June 10, 2021, BCI filed a Reply in Support of a Motion to remand the case back to the Superior Court of the State of California, County of Los Angeles. On June 24, 2021, the Court granted BCI’s Motion to remand the case back to the Superior Court of the State of California, County of Los Angeles. CPMD intends to vigorously defend against BCI’s lawsuit, going forward.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our equity securities during the six-months ended June 30, 2021, or subsequent thereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

CannaPharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

