Form 10-Q
period 2021-09-30
CANNAPHARMARX, INC.
filed 2021-11-15
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

☒ Quarterly REPORT PURSUANT to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 12, 2021, was 105,743,055 shares.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$112,822	$334,969
HST Receivable	1,585	551
Prepaid expenses	167,199	132,031
Total current assets	281,606	467,551
Construction in progress	–	1,566,316
Office equipment	6,755	2,435
Investments	6,750,779	6,711,289
Total Assets	$7,039,140	$8,747,591

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,123,200	$3,584,999
Accrued interest	43,900	96,477
Accrued legal settlement	190,000	190,000
Notes payable	8,122,451	8,728,749
Convertible notes - net of discount	845,076	997,558
Derivative liability	982,429	3,676,649
Loan payable - related party	19,757	274,758
Total current liabilities	13,326,813	17,549,190
Accrued legal settlement payable in cash - noncurrent portion	–	–

Total Liabilities	13,326,813	17,549,190

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 65,429 and 60,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	65,429	60,000
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 95,348,472 and 46,986,794 issued and outstanding as of September 30, 2021 and December 30, 2020, respectively	9,535	4,699
Treasury stock, 133,200 and -0- shares as of September 30, 2021 and December 31, 2020, respectively	(13)	(13)
Additional paid in capital	72,321,722	68,336,249
Retained earnings (deficit)	(78,828,860)	(77,331,820)
Accumulated other comprehensive income (loss)	(330,486)	(345,714)
Total Stockholders' Equity (Deficit)	(6,287,673)	(8,801,599)
Total Liabilities and Stockholders' Equity	$7,039,140	$8,747,591

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue	$–	$–	$–	$–

Operating Expenses:
General and administrative	170,906	575,585	679,052	803,835
Acquisition expenses	209,500	68,984	209,500	1,931,621
Amortization and depreciation	762	36,308	1,946	99,450
Stock based compensation	96,700	204,600	290,099	617,758
Travel and entertainment	377	5,471	377	13,413
Rent	4,779	9,011	9,593	26,608
Professional fees	240,215	313,486	954,571	585,610
Consulting fees - related parties	47,964	99,345	143,490	591,989
Total operating expenses	771,203	1,312,790	2,288,628	4,670,284
Income (loss) from operations	(771,203)	(1,312,790)	(2,288,628)	(4,670,284)

Other income (expense)
Interest (expense)	(260,106)	(358,950)	(1,298,826)	(1,719,651)
(Loss) on extinguishment of debt	(237,226)	(201,916)	(1,226,489)	(201,916)
Other income	622,683	–	622,683	–
Change in the fair value of derivative liability	(383,753)	(779,134)	2,694,220	(1,748,237)
Other income (expense) net	(258,402)	(1,340,000)	791,588	(3,669,804)
Income (loss) before provision for income taxes	(1,029,605)	(2,652,790)	(1,497,040)	(8,340,088)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	$(1,029,605)	$(2,652,790)	$(1,497,040)	$(8,340,088)

Basic and diluted earnings(loss) per common share	$(0.01)	$(0.07)	$(0.02)	$(0.20)

Weighted average number of shares outstanding	84,415,273	39,720,700	63,364,348	42,583,650

Comprehensive loss:
Net income (loss)	$(1,029,605)	$(2,652,790)	$(1,497,040)	$(8,340,088)
Foreign currency translation adjustment	188,848	(53,706)	15,228	(107,499)
Comprehensive income (loss)	$(840,757)	$(2,706,496)	$(1,481,812)	$(8,447,587)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(1,497,040)	$(8,340,088)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	290,099	617,758
Amortization of intangible assets	–	98,304
Advertising expense paid with common stock	211,200	554,000
Common stock issued in connection with financing	51,010	–
Amortization of debt discount	954,024	1,704,907
Loss on the extinguishment of debt	1,226,489	–
Change in the fair value of derivatives	(2,694,220)	1,748,237
Depreciation	1,946	1,146
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	(35,170)	1,824,558
HST Receivable	(1,035)	26,954
Accrued interest	(52,538)	74,623
Loan payable related party	–	(15,158)
Accounts payable/loan payable related party	–	198,780
Accrued expense related party	42,726	442,951
Accounts payable and accrued expense	(584,859)	230,706
Net cash provided by (used for) operating activities	(2,087,367)	(832,322)

Cash Flows From Investing Activities:
Purchase of fixed assets	(6,232)	–
Net impact from sale of AMS building excluding mortgage payoff	539,376	–
Purchase of private company equity	(39,490)	–
Changes in intangible assets	–	95,681
Net cash provided by (used for) investing activities	493,654	95,681

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	410,000	–
Proceeds from convertible loans, net of repayments	427,086	945,000
Proceeds from notes payable, net of repayment	238,560	(3,566)
Proceeds from the sale of common stock in private placements	291,064	–
Proceeds (repayment of related party loans), net	(255,001)	(15,158)
Net cash provided by (used for) financing activities	1,111,709	926,276

Effect of exchange rates on cash and cash equivalents	259,857	52,132
Net Increase (Decrease) In Cash	(482,004)	189,635
Cash At The Beginning Of The Period	334,969	1,547
Cash At The End Of The Period	112,822	243,314

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$14,744
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as a financing expense on convertible notes	$51,010	$–
Common stock issued for advertising expense	$211,200	$554,000
Common stock issued related to investment in Great Northern Cannabis	$–	$2,478,422
Common stock issued to convert convertible notes and accrued interest into equity	$918,611	$306,750

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649

Net loss		–		–		–

Change in foreign currency translation

Common stock issued in connection with convertible notes					153,940	15

Beneficial conversion features of convertible notes

Stock-based compensation related to warrant issuances

Balance, March 31, 2020	60,000	$60,000	475,000	$475,000	36,640,939	$3,664

Change in foreign currency translation

Net loss		–		–		–

Shares issued for services					300,000	30

Stock-based compensation related to warrant issuances

Shares received from share exchange with GN					5,507,400	551

Balance, June 30, 2020	60,000	$60,000	475,000	$475,000	42,448,339	$4,245

Change in foreign currency translation

Net loss		–		–		–

Shares issued for services					200,000	20

Beneficial conversion feature of note discount

Warrant exercise					25,000	3

Stock based compensation related to warrant issuances

Return of common shares related to note payoff					(153,940)	(15)

Convertible note conversion to common stock					135,000	14

Balance, September 30, 2020	60,000	$60,000.00	475,000	$475,000.00	42,654,399	$4,265

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

	Treasury Stock		Paid in	Retained earnings	Accumulated other comprehensive	Equity/
	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance, December 31, 2019	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss		–	–	(4,214,818)	–	(4,214,818)

Change in foreign currency translation					(67,273)	(67,273)

Common stock issued in connection with convertible notes			130,834			130,849

Beneficial conversion features of convertible notes			438,000			438,000

Stock-based compensation related to warrant issuances			206,579			206,579

Balance, March 31, 2020	133,200	$(13)	$62,394,828	$(61,656,367)	70,423	$1,347,534

Change in foreign currency translation					13,481	13,481

Net loss		–	–	(1,472,479)	–	(1,472,479)

Shares issued for services			152,970			153,000

Stock-based compensation related to warrant issuances			206,579			206,579

Shares received from share exchange with GN			2,477,871			2,478,422

Balance, June 30, 2020	133,200	$(13)	$65,232,248	$(63,128,846)	$83,904	$2,726,536

Change in foreign currency translation					(53,706)	(53,706)

Net loss		–	–	(2,652,790)	–	(2,652,790)

Shares issued for services			400,980			401,000

Beneficial conversion feature of note discount			649,527			649,527

Warrant exercise			9,998			10,000

Stock based compensation related to warrant issuances			204,600			204,600

Return of common shares related to note payoff			(130,834)			(130,849)

Convertible note conversion to common stock			306,737			306,750

Balance, September 30, 2020	133,200	$(13)	$66,673,255	$(65,781,637)	$30,197	$1,461,067

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balance at December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699

Net income (loss)		–		–		–

Change in foreign currency translation

Conversion of Series A Preferred to common stock	(200)	(200)			250,000	25

Conversion of convertible notes to common shares					1,442,101	144

Sale of common stock in private placement					860,000	86

Loss on loan conversions

Beneficial conversion feature of convertible notes

Stock based compensation related to warrant issuances

Balance, March 31, 2021	59,800	$59,800	475,000	$475,000	49,538,895	$4,954

Net income (loss)		–		–		–

Change in foreign currency translation

Purchase of Series A Preferred	1,760	1,760

Conversion of Series A Preferred to common stock	(3,380)	(3,380)			4,225,000	423

Conversion of convertible notes to common shares					17,531,700	1,753

Sale of common stock in private placement					400,000	40

Loss on loan conversions

Issuance of common stock for services					1,800,000	180

Commitment shares issued with convertible note					265,000	27

Beneficial conversion feature of convertible notes

Stock based compensation related to warrant issuances

Balance, June 30, 2021	58,180	$58,180	475,000	$475,000	73,760,595	$7,376

Net income (loss)		–		–		–

Change in foreign currency translation

Purchase of Series A Preferred	14,733	14,733

Conversion of Series A Preferred to common stock	(7,484)	(7,484)			9,355,000	936

Conversion of convertible notes to common shares					11,607,877	1,161

Loss on loan conversions

Issuance of common stock for services					600,000	60

Commitment shares issued with convertible note					25,000	3

Beneficial conversion feature of convertible notes

Stock based compensation related to warrant issuances

Balance, September 30, 2021	65,429	$65,429	475,000	$475,000	95,348,472	$9,535

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

	Treasury Stock		Paid in	Retained earnings	Other comprehensive	Equity/
	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance at December 31, 2020	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,599)

Net income (loss)		–	–	1,197,974	–	1,197,974

Change in foreign currency translation					(96,578)	(96,578)

Conversion of Series A Preferred to common stock			175			–

Conversion of convertible notes to common shares			192,426			192,570

Sale of common stock in private placement			244,018			244,104

Loss on loan conversions			282,289			282,289

Beneficial conversion feature of convertible notes			34,205			34,205

Stock based compensation related to warrant issuances			96,700			96,700

Balance, March 31, 2021	133,200	$(13)	$69,186,061	$(76,133,846)	$(442,293)	$(6,850,337)

Net income (loss)		–	–	(1,665,409)	–	(1,665,409)

Change in foreign currency translation					(77,042)	(77,042)

Purchase of Series A Preferred			53,240			55,000

Conversion of Series A Preferred to common stock			2,958			–

Conversion of convertible notes to common shares			762,600			764,353

Sale of common stock in private placement			46,920			46,960

Loss on loan conversions			706,974			706,974

Issuance of common stock for services			188,820			189,000

Commitment shares issued with convertible note			50,059			50,085

Beneficial conversion feature of convertible notes			289,426			289,426

Stock based compensation related to warrant issuances			96,700			96,700

Balance, June 30, 2021	133,200	$(13)	$71,383,756	$(77,799,255)	$(519,334)	$(6,394,290)

Net income (loss)		–	–	(1,029,605)	–	(1,029,605)

Change in foreign currency translation					188,848	188,848

Purchase of Series A Preferred			340,267			355,000

Conversion of Series A Preferred to common stock			6,549			–

Conversion of convertible notes to common shares			153,098			154,258

Loss on loan conversions			237,226			237,226

Issuance of common stock for services			22,140			22,200

Commitment shares issued with convertible note			923			925

Beneficial conversion feature of convertible notes			81,066			81,066

Stock based compensation related to warrant issuances			96,700			96,700

Balance, September 30, 2021	133,200	$(13)	$72,321,722	$(78,828,860)	$(330,486)	$(6,287,673)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Interim Periods Ended September 30, 2021 and 2020

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CannaPharmaRx, Inc. (the “Company”) is a Delaware corporation. In November 2018, it formed an Ontario corporation, Hanover CPMD Acquisition Corporation, to facilitate the acquisition described below. As of the date of this Report, the Company intends to engage in acquisitions or joint ventures with a company or companies that will allow it to become a national or internationally branded cannabis cultivation company, or otherwise engage in the cannabis industry. Management is engaged in seeking out and evaluating businesses for acquisition. However, if an opportunity in another industry arises the Company will review that opportunity as well.

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

The facility is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. The exterior construction of the building has been completed however, no interior construction has begun.

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly-owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. The price is $2,000,000 CAD. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. This transaction closed on July 9, 2021 and the note was repaid in full as principal of $1,000,000 principal plus accrued interest of $124,735 and penalties of $475,265. The note was discharged accordingly.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2021, and December 31, 2020, the Company cash and cash equivalents totaled $112,822 and $334,969, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2021, and December 31, 2020, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. For the periods ended September 30, 2021, and December 31, 2020, the Company had derivative liabilities of $982,429 and $3,676,649, respectively. These derivative liabilities decreased in 2021 due to the price movement of the Company’s common stock, and a lower amount of convertible notes with derivative features, outstanding.

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

Capital Assets- Construction In Progress

As of September 30, 2021, and December 31, 2020, the Company had $0 and $1,566,316 in construction in progress (“CIP”), respectively, comprised entirely of the building acquired relating to the acquisition of AMS, which was sold during the quarter ended September 30, 2021. The Company did not record any depreciation expense on CIP for the periods ended September 30, 2021, and September 30, 2020.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at September 30, 2021.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2020 on its subsidiaries with material amounts on their respective balance sheets and determined that an impairment of $146,084 in land had occurred.

The Company had a net balance at September 30, 2021 of $6,755 relating to office equipment.

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

As of September 30, 2021 and December 31, 2020, the Company had $112,822 and $334,969 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of September 30, 2021, the Company had negative working capital totaling $13,045,207 and a total stockholders’ deficit of $6,287,673.

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

As of September 30, 2021, and December 31, 2020, the Company had no deposits. On June 8, 2020, the Company received a notice of termination of from Sunniva. The $1,308,830 deposit related to this potential Sunniva acquisition, which was not consummated, was non-refundable and was subsequently written off.

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of lands and premises located at Hanover, Ontario, Canada. A description of the property is detailed in Note 1 of these financial statements. The purchase price is $2,000,000 CAD. As a result, and in anticipation of the closing, the Company has recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property is the security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing, which occurred on July 9, 2021, the Note was retired in full with repayment of $1,000,000 principal plus accrued interest of $124,735 plus $475,265 in penalties and as such fully discharged

NOTE 4.	PREPAID EXPENSES

The following table sets forth the components of the Company’s prepaid expenses on September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Prepaid expenses(a)	$167,199	$132,031

Total	$167,199	$132,031

a)	This prepayment remains in trust, from proceeds of the Astor Street, LLC promissory notes, currently being held with the intention of forming part of the initial payment of the pending Cremona acquisition. On March 29, 2021, the Company received the acceptance of our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit and closing is expected on April 29, 2021. The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.

During the three months ended September 30, 2021, the Company expensed $209,500 in prepaid financing fees to two lenders that were attempting to obtain financing for the acquisition of Cremona but were unsuccessful in doing so.

NOTE 5.	INVESTMENT

As of September 30, 2021, and December 31, 2020, the balance of investments was 6,750,779 and $6,711,289, respectively.

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

On May, 2020, the Company exchanged 5,507,400 of its common shares for 3,671,597 common shares of GN. These shares were valued at $0.675 each which represents the value of the GN shares as determined by the Company’s year-end impairment analysis and were recorded as an investment of $2,478,422. As of December 31, 2020, the Company’s investment in GN was $6,672,019.

On October 6, 2020, the Company invested $50,000 CAD in exchange for 83,333 Class A Common Shares at $0.60 CAD per share. The Company entered into a cooperation agreement with Klonetics Plant Science Inc, a Company that engages in the business of genetics research and development, tissue culture propagation, plantlet production, and ready to flower production within the cannabis industry throughout the world. The parties consider it advantageous to pool their respective experience, expertise, knowhow and capabilities in the area of land acquisition, financing, development, operations, and respective areas of industry focus. The parties wish to commence their intended long-term cooperation by pursuing projects in selected areas of focus initially before extending it to a larger scale merger between the parties, which may be discussed at a later date with terms to be determined and agreed to by the parties. CannaPharmaRx will invest up to a maximum percentage of Thirty Percent (30%) of the issued and outstanding shares of Klonetics.

On January 15, 2021, the Company invested an additional $50,000 CAD in exchange for an additional 83,333 Class A Common Shares at $0.60 CAD per share.

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on September 30, 2021, and December 31, 2020:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$11,099	$(4,344)	$6,755	$4,870	$(2,435)	$2,435
Land	–	–	–	–	–	–
Construction in progress	–	–	–	1,566,316	–	1,566,316
Total fixed assets	$11,099	$(4,344)	$6,755	$1,571,186	$(2,435)	$1,568,751

For the periods ended September 30, 2021, and 2020, the Company recorded depreciation expense of $1,946 and $1,146 respectively.

As of September 30, 2021, and December 31, 2020, the Company had $-0- and $1,566,316, respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, the exterior construction of the building has been completed; however, no interior construction has begun.

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

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$3,123,200	$3,584,999
Accrued interest (a)	43,900	96,477
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$3,357,100	$3,871,476

(a)	Represents interest accrued on the outstanding convertible notes - see Note 9

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 8.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Loan payable, related parties	$19,757	$274,758

Total loan payable, related parties	$19,757	$274,758

Interest-free loan of $19,757 due to former directors.

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

NOTE 9.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal value of convertible notes	$1,037,083	$1,662,000
Note discount	(192,007)	(664,442)
Total convertible notes, net current	$845,076	$997,558

During the year ended December 31, 2020, the Company issued a total of 24 notes to accredited investors of which $582,500 was in the form of unsecured 5% convertible notes, and $595,500 was in unsecured 8% convertible notes, and $1,000,500 at 10%. Under the terms of each convertible note, the investors received the right to convert their WHAT to common stock commencing the year after the date of issuance ranging from 55%-75%, respectively, of the lowest closing price for the Company’s common stock measured 20 business days prior to conversion. One of the noteholders also received 153,940 “returnable” shares in connection with issuance of the convertible notes. These shares are returnable to the Company if the underlying convertible note ($160,000) is redeemed before the passage of 180 days. During the three months ended September 30, 2020 the Company repaid the $160,000 Note, received the 153,940 shares back from the noteholder, and converted a $100,000 note plus accrued interest into 135,000 Common Shares of the Company.

During the year ended December 31, 2020 the Company recorded $257,345 in interest expense on these Notes and amortized $1,690,933 of note discount which was charged to interest expense. As of December 31, 2020, there was $35,048 in accrued interest on these notes, and $664,442 in unamortized note discount related to these notes. As of the date of this Report, there was one note for $100,000 that was past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the year ended December 31, 2020 the Company issued 4,067,332 common shares upon the conversion of $1,984,000 in convertible notes and recorded a gain of $566,408.

September 30, 2021 Activity

During the nine-month period ended September 30, 2021, the Company received proceeds from convertible notes of $427,083.

During the nine months ended September 30, 2021 the Company recorded $64,540 in interest expense on its convertible notes and amortized $767,414 of note discount which was charged to interest expense. As of September 30, 2021, there was $43,900 in accrued interest on these notes, and $192,007 in unamortized note discount related to these notes. As of the date of this Report, there was one note for $100,000 that was past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the nine months ended September 30, 2021, the Company issued 30,581,678 common shares upon the conversion of $1,105,500 in convertible notes and recorded a loss on conversion of $1,226,489.

As of September 30, 2021, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

September 30, 2021
Exercise Price	$0.01342 – 0.0345
Stock Price	$.032-0.05
Risk-free interest rate	.08-.09%
Expected volatility	128.50%-227.10%
Expected life (in years)	0.50 - 1.00
Expected dividend yield	0%
Fair Value:	$982,429

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

During the nine months ended September 30, 2021, the Company recognized a gain of $2,694,220 as “Change in the fair value of the derivative liability” on its Consolidated Statements of Operations.

NOTE 10.	NOTES PAYABLE

The following tables set forth the components of the Company’s notes payable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal value of Promissory Note	$8,184,654	$8,977,721
Loan discounts	(62,203)	(248,972)
Promissory Note, long term net of discount	$8,122,451	$8,728,749

Pursuant to the terms of the Securities Purchase Agreement with AMS, the Company issued a non-interest-bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items, and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the Company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate, or December 31, 2021. Since AMS had not received its cultivation license as of December 31, 2020, the Note Payable will have a maturity date of December 31, 2021.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the nine months ended September 30, 2021, the Company has recorded $186,610 in amortization expense related to this note discount.

On July 3, 2019, the Company entered into a 12% $1,000,000 Loan Agreement with Koze Investments LLC (“Koze”), payable in full on June 28, 2020. Under the terms of the 12% Note, Koze took a first security interest against the Company’s Hanover, Ontario cannabis facility in progress and required the Company to pay off its existing mortgage of approximately $650,000 CAD. Additionally, the Company agreed to pay a 3% origination fee, prepay the year of interest ($60,000) and to issue to Koze five-year warrants to purchase 1,001,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. After paying the origination fees, the prepayment and paying off the original mortgage, the Company used a portion of the remaining proceeds as payment against the SMI purchase price of CAD $1,000,000. During the period ended December 31, 2020, the Company recorded an additional amount of $890,570 relating to penalties for late payment. On July 9, 2021, the Company closed the sale of the Hanover property and used the proceeds from the sale to repay this note in full. The note was repaid for $1,600,000 which included the original principal of $1,000,000, accrued interest of $124,735 and penalties of $475,265. This mortgage has now been discharged.

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

During the nine months ended September 30, 2021, the Company entered into Note Agreements with secured investors amounting to $238,560. These notes are non-interest bearing and mature in 12 months. Repayment includes principal amount plus $50,000 CAD settlement cash fee plus 58,140 Common Shares at $0.43 per share plus 59,524 Common Shares at $0.42 per share. These notes are secured by a General Security Agreement over all present and after acquired property, assets, and undertakings.

NOTE 11.	INCOME TAXES

As of September 30, 2021, the Company has approximately $78,829,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made as to whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2021, the Company has no unrecognized income tax benefits.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. Since the company has never been profitable, the Company has established a full valuation allowance against the deferred tax asset associated with the NOLS.

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

On March 29, 2021, the Company received the acceptance of our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit. The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.

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

There were 65,429 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021 and 60,000 shares outstanding at December 31, 2020, respectively.

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

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2021, and December 31, 2020, respectively.

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2021, and December 31, 2020, 95,348,472 and 46,986,794 shares of Common Stock were issued and outstanding, respectively.

The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Shares Reserved for Issuance

As of September 30, 2021, the Company had 122,616,480 Common Shares reserved for issuance. These shares are comprised of 81,786,250 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 38,032,702 shares issuable upon a conversion of the convertible notes, and 2,322,528 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended September 30, 2021 and December 31, 2020, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on September 30, 2021 and December 31, 2020:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding, January 1, 2018	–	$–	–
Warrants issued	350,000	0.57	1.50
Warrants exercised	–	–	–
Warrant forfeited	–	–	–
Warrants outstanding, December 31, 2018	350,000	$0.57	.12
Warrants issued	1,519,750	$1.01	.59
Warrants outstanding December 31, 2019	1,869,750	$0.92	.80
Warrants exercised	(25,000)	–	–
Warrants outstanding December 31, 2020	1,844,750	$0.92	.50
Warrants issued (a)	477,778	$0.30	5.00
Warrants outstanding September 30, 2021	2,322,528	–

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The Company issued 477,448 common share purchase warrants during the second quarter to an accredited investor as part of a convertible debenture. These warrants are exercisable at $0.30 per share and expire at the end of five years.

The value of the stock purchase warrants for the periods ended September 30, 2021, and December 31, 2020, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	0.07%
Volatility range (3)	135%
Expected life (in years)	5.00

_____________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s Common Stock is based on trading activity for the previous three-year period ended at each stock purchase warrant contract date.

During the nine-month period ended September 30, 2021, and September 30, 2020, the Company recorded $290,099 and $617,758, respectively, in stock-based compensation.

NOTE 14.	SUBSEQUENT EVENTS

On October 18, 2021, a debenture dated April 14, 2021 was converted into 4,458,333, in the amount of $53,500 plus interest of $2,675 at $0.0126.

On October 18, 2021, a holder of Preferred A shares converted 3,795 Preferred A shares into 4,458,333 Common shares.

On November 8, 2021, the Company issued 4,801 Preferred A shares to an accredited investor at $15.62 per share for net proceeds of $75,000.

On November 9, 2021, the Company entered into a convertible debenture with an accredited investor in the amount of $55,000. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 trading days to the date of conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%.

On November 10, 2021, a holder of Preferred A shares converted 454 Preferred A shares into 567,500 Common shares.

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

During the nine-month period ending September 30, 2021, the Company had no revenues from operations. Loss from operations for the nine-months ended September 30, 2021 was $2,288,628 compared with a loss in the prior year of $4,670,284, for a net loss of $1,497,040 for the most recent nine-month period, compared with a prior year loss of $8,340,088.

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

PLAN OF OPERATION

We are involved in the cannabis industry in Canada and are reviewing opportunities in other jurisdictions where cannabis has been legalized, including the US. Our principal business activities to date have been to negotiate, acquire and develop various cannabis cultivation projects throughout Canada. As of the date of this Report, we do not own or operate any businesses in the US.

Our activities to date have centered around three projects, including (i) the Hanover Project; (ii) the Great Northern Project; and (iii) the acquisition of Ramon Road Production Campus LLC.

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. The price is $2,000,000 CAD and the closing of this transaction occurred on July 9, 2021. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 during the year ended December 31, 2020. This property is security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing, the Note was retired with the proceeds from the sale by repayment of the principal of $1,000,000, accrued interest of $124,735 and penalties of $475,265. The note was discharged on July 13, 2021.

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

We cannot state any definitive information concerning Great Northern because it is a privately held Canadian company which is keeping its business activities confidential. We expect that we will obtain additional information on the business activities of GN as we renew discussions to acquire additional interests and can perform our due diligence.

Based on information currently available in the marketplace, we believe that GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN advised that the Stevensville facility is complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 GN commenced cultivation activities, with the initial harvest in the first quarter of 2020. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms.

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

Other

On March 29, 2021, the Company received the acceptance of our Offer to Purchase certain assets and facilities located in Cremona, Alberta, Canada. The purchase price is $12,550,000 CAD. The Company has paid a $200,000 CAD deposit. The 55,200 square foot facility is capable of producing 5,200 kilograms of cannabis biomass per year. The facility previously held Health Canada licenses for cultivation and sales of medical dried flower, as well as extract and edible sales. After closing of the transaction, the Company intends to apply for new Health Canada licenses. Funding for this acquisition is in the due diligence phase.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the nine-months ended September 30, 2021 or 2020. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the nine-months ended September 30, 2021 or 2020 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the nine-month period ended September 30, 2021 and 2020, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Operating expenses for the three months ended September 30, 2021 was $771,203 compared to the same quarter in the prior year of $1,312,790, with a decrease to all areas, offset partially by an increase to acquisition expenses due to the write off of prepaid financing charges.

Operating expenses in the nine-months ended September 30, 2021 was $2,288,628 compared to $4,670,284 for the nine months ended September 30, 2020, a decrease of $2,381,656. The decrease in the 2021 period is primarily attributable to acquisition expenses and stock-based compensation expenses.

Other income (expense) for the three months ended September 30, 2021 was $258,402 compared to the prior year quarter of $1,340,000, a decrease of $1,081,598 due to lower interest expense, the change in the fair value of derivative liability and other income from the recovery from the settlement of the Koze note.

Other income was $791,588 for the nine-months ended September 30, 2021, compared to other expense of $3,669,804, an improvement of $4,461,392. The increase in other income is primarily attributable to a reduction in the derivative liability of $2,694,220 in the 2021 period compared to an expense of $1,748,237 in the prior year, a reduction in interest expense in nine-months ended September 30, 2021 of $420,825 compared to the 2020 period due to a reduction in amortization of note discount, other income of $622,683 during the current year, offset slightly by an increase to the loss on extinguishment of debt of $1,024,573.

Net Income (Loss)

As a result of the foregoing, for the three-month period ended September 30, 2021, the Company had a net loss of $1,029,605, and a net loss of $2,652,790 for the prior year quarter. For the nine-month period ended September 30, 2021, and September 30, 2020, respectively, the Company had a net loss of $1,497,040 and a net loss of $8,340,088 from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had $112,822 in cash as compared to $334,969 at December 31, 2020.

Cash flows from operating activities

The Company used $2,087,367 in operating activities for the nine-months ended September 30, 2021, as compared to $832,322 during the prior year comparable nine-month period. During the nine months ended September 30, 2021 the Company had a net loss of $1,497,040, stock based compensation expense of $290,099, advertising expense of $211,200, common stock issued in connection with financing of $51,010, amortization of debt discount of $954,024, loss on the extinguishment of debt of $1,226,489, change in the fair value of derivatives of $2,694,220, an increase to prepaid assets of $35,170 and an increase to payables and accruals of $595,706. During the prior year nine months ended September 30, 2020, the Company had a net loss of $8,340,088, stock-based compensation expense of $617,758, amortization of intangible assets of $98,304, stock issued for advertising expenses of $554,000, common stock issued for finance expenses of $1,704,907, change in fair value of derivatives of $1,748,237, a decrease to prepaid expenses of $1,824,558 and an increase to accounts payable and accruals of $958,856.

Cash flows from investing activities

The Company received $493,654 during the nine-months ended September 30, 2021 from investing activities, primarily from the sale of AMS assets, as compared to net cash provided of $95,681 during the nine-month period ended September 30, 2020. This included the purchase of office equipment and a further investment in Klonetics.

Cash flows from financing activities

During the nine-months ended September 30, 2021, $1,111,709 was provided from financing activities, including $410,000 from the sale of Preferred Stock, $665,646 from convertible loans and notes payable, $291,064 from the sale of Common Stock, offset by $255,001 from repayment of related party loans. During the prior year nine-month period the Company received $941,434 from convertible debentures, offset by $15,158 from the repayment of related party loans.

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

SUBSEQUENT EVENTS

On October 18, 2021, a debenture dated April 14, 2021 was converted into 4,458,333, in the amount of $53,500 plus interest of $2,675 at $0.0126.

On October 18, 2021, a holder of Preferred A shares converted 3,795 Preferred A shares into 4,458,333 Common shares.

On November 8, 2021, the Company issued 4,801 Preferred A shares to an accredited investor at $15.62 per share for net proceeds of $75,000.

On November 9, 2021, the Company entered into a convertible debenture with an accredited investor in the amount of $55,000. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 trading days to the date of conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%.

On November 10, 2021, a holder of Preferred A shares converted 454 Preferred A shares into 567,500 Common shares.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2021.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A comprehensive summary of our critical accounting policies can be found on Form 10-K, dated December 31, 2020, and filed on April 14, 2021. That Report contains policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended September 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against Cannapharmarx Inc. and Does 1 – 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that Cannapharmarx Inc. (CPMD) breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. On May 5, 2021, CPMD filed a Notice of Removal from the Superior Court of the State of California, County of Los Angeles to the United States District Court for the Central District of California. On May 25, 2021, BCI filed a Notice of Motion and Motion for an Order remanding the case back to the Superior Court of the State of California, County of Los Angeles. On June 4, 2021, CPMD filed a Motion to Dismiss the First, Third and Fourth Causes of Action filed by BCI. On June 4, 2021, CPMD filed a Memorandum in Opposition to BCI’s Notice of Motion and Motion to Remand the case back to the Superior Court of the State of California, County of Los Angeles. On June 10, 2021, BCI filed a Reply in Support of a Motion to remand the case back to the Superior Court of the State of California, County of Los Angeles. On June 24, 2021, the Court granted BCI’s Motion to remand the case back to the Superior Court of the State of California, County of Los Angeles. On July 21, 2021, CPMD filed a Motion to Demurrer BCI’s Complaint. On October 6, 2021, BCI filed its Opposition to CPMD’s Demurrer to BCI’s Complaint. On October 11, 2021, CPMD filed its Reply to BCI’s Opposition to CPMD’s Demurrer to BCI’s Complaint. The Superior Court of the State of California, County of Los Angeles sustained one count of the demurrer and denied the motion to strike on two of the demurrers. On November 1, 2021, BCI notified the Company’s counsel that it would not seek to amend the Complaint to revive the struck cause of action. On November 5, 2021, CPMD filed its Answer to BCI’s Complaint. CPMD intends to vigorously defend against BCI’s lawsuit, going forward.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our equity securities during the nine-months ended September 30, 2021, or subsequent thereto.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

CannaPharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

