Form 10-K
period 2021-12-31
CANNAPHARMARX, INC.
filed 2022-04-15
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

 __________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 333-251016

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4635140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 3600 888 3rd Street SW
Calgary, Alberta, Canada	T2P 5C5	949-652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPMD	OTC Pink Sheets

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2021 was $3,543,725.

As of April 14, 2022, the Registrant had 166,585,301 shares of Common Stock issued and outstanding.

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

Impact of Current Coronavirus (COVID-19) Pandemic on our Company

The global pandemic related to an outbreak of the novel coronavirus disease (“COVID-19”) has cast uncertainty on each of these assumptions. There can be no assurance that they continue to be valid. The situation is dynamic and the ultimate duration and magnitude of the impact of COVID-19 on the economy and the financial effect on our business remain unknown at this time. These impacts could include, amongst others, an impact on our ability to obtain debt or equity financing, impairment of investments, net realizable value of inventory, impairments in the value of our long-lived assets, or potential future decreases in revenue or profitability of our ongoing operations.

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly-owned subsidiary, Alternative Medical Solutions Inc for the sale of the lands and premises located at Hanover, Ontario, Canada. The price was $2,000,000 CAD. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property was security for a $1,000,000 US Note with Koze Investments LLC by way of a first ranking charge. This transaction closed on July 9, 2021 and the note was repaid in full as principal of $1,000,000 plus accrued interest of $124,735 and penalties of $475,265. The note was discharged accordingly.

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

On January 6, 2022, the Company entered into a 20 year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licencing process is currently underway, and production and sales are anticipated in Q3, 2022.

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

In anticipation of a sale, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 during the year ended December 31, 2020.

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly-owned subsidiary, Alternative Medical Solutions Inc. for the sale of the lands and premises located at Hanover, Ontario, Canada. The price was $2,000,000 CAD and the closing of this transaction occurred on July 9, 2021. This property was security for a $1,000,000 US Note with Koze Investments, LLC by way of a first-ranking charge. At closing, the Note was retired with the proceeds from the sale by repayment of the principal of $1,000,000, accrued interest of $124,735, and penalties of $475,265. The note was discharged on July 13, 2021.

Great Northern Acquisition

In early 2019 we retained new members of management who are actively engaged in the Canadian cannabis industry, including former management of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”). Not coincidentally, effective February 25, 2019, we acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN in exchange for an aggregate of 7,988,963 shares of our Common Stock, from our current CEO, who is a former shareholder of GN. We believe this is the initial step in our efforts to acquire all of the issued and outstanding stock of GN. In May 2020 we agreed to acquire an additional 3,671,597 shares of GN common stock in exchange for an aggregate of 5,507,400 shares of our Common Stock. We presently own 7,608,097 shares of GN common stock which we believe, based on information provided by the management of GN, equals approximately 10% of the total issued and outstanding shares of GN common stock. Additionally, we own Warrants to purchase an additional 2,500,000 shares of GN common stock with each Warrant having an exercise price of CAD$1.00 per share. We intend to continue to acquire the common stock of GN in one or multiple additional transactions.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because we are minority shareholders of GN and GN is a privately held company, we cannot confirm that the information we currently have on their operations is complete or fully reliable. We have been verbally advised that, once completed, GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. GN has commenced cultivation activities and began generating revenues during the calendar year of 2020. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. GN does not have any firm commitment to provide any of the funds necessary for expansion as of the date of this Report. We cannot state any definitive information concerning Great Northern because it is a privately held Canadian company who is keeping their business activities confidential. We expect that we will obtain additional information on the business activities of GN once we renew discussions to acquire additional interests and can perform our due diligence.

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

For a complete description of our business, financial condition, results of operations and other important information, we refer you to our filings with the SEC that are incorporated by reference in this Annual Report, including our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021. For instructions on how to find copies of these documents, see the section entitled “Where You Can Find More Information”.

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

We have not generated any revenue or profit from operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $220,000 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

The Corporation had Negative Cash Flow for the for the Year Ended December 31, 2021

The Corporation had negative operating cash flow for the year ended December 31, 2021. To the extent that the Corporation has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Corporation may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Corporation will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Corporation. The Corporation’s actual financial position and results of operations may differ materially from the expectations of the Corporation’s management.

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

The Corporation May Be Unable to Adequately Protect Its Proprietary and Intellectual Property Rights.

The Company currently has no proprietary or intellectual property. The Corporation’s ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that it may develop in the future. To the extent the Corporation is able to do so, to protect any proprietary rights of the Corporation, the Corporation intends to rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of the Corporation’s intellectual property:

•	the market for the Corporation’s products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law is impaired by the illegality of cannabis under U.S. federal law.

•	patents in the cannabis industry involve complex legal and scientific questions and patent protection may not be available for some or any products.

•	the Corporation’s applications for trademarks and copyrights relating to its business may not be granted and, if granted, may be challenged or invalidated.

•	issued patents, trademarks and registered copyrights may not provide the Corporation with competitive advantages.

•	the Corporation’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of any its products or intellectual property.

•	the Corporation’s efforts may not prevent the development and design by others, of products similar to, or competitive with, or superior to those the Corporation develops.

•	another party may obtain a blocking patent and the Corporation would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in its products.

•	the expiration of patent or other intellectual property protections for any assets owned by the Corporation could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect of the loss of these protections on the Corporation and its financial results will depend, among other things, upon the nature of the market and the position of the Corporation’s products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements but the impact could be material and adverse. The Corporation may be forced to litigate to defend its intellectual property rights, or to defend against claims by third parties against the Corporation relating to intellectual property rights.

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

An increase in the companies competing in this industry could limit the ability of the Corporation to expand its operations. Current and new competitors may be better capitalized, longer operating history, more expertise and ability to develop higher quality equipment or products, at the same or a lower cost. The Corporation cannot provide assurances that it will be able to compete successfully against current and future competitors. Competitive pressures faced by the Corporation could have a material adverse effect on its business, operating results and financial condition. In addition, despite Canadian federal and state-level legalization of marijuana, illicit or “black-market” operations remain abundant and present substantial competition to the Corporation. In particular, illicit operations, despite being largely clandestine, are not required to comply with the extensive regulations that the Corporation must comply with to conduct business, and accordingly may have significantly lower costs of operation.

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

Because the cannabis industry is in a nascent stage with uncertain boundaries, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in the Corporation and, few, if any, established companies whose business model the Corporation can follow or upon whose success the Corporation can build. Accordingly, investors will have to rely on their own estimates in deciding whether to invest in the Corporation. There can be no assurance that the Corporation’s estimates are accurate or that the market size is sufficiently large for its business to grow as projected, which may negatively impact its financial results.

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

The Corporation Will Require Additional Financing and There is No Assurance That Additional Financing Will Be Available When Required.

The Corporation will require additional capital in the future and plans to achieve this additional financing through equity and/ or debt financing. However, there is no assurance that this financing will be available when required. Specifically, there is no assurance that the Corporation will be able to raise any additional equity financing through its shares. In addition, there is no assurance that the Corporation will be able to secure debt financing given its low asset base and its current lack of revenues.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year-ended December 31, 2021, our net loss was $8,832,499. As of December 31, 2021, we had an accumulated deficit of $12,925,920 and a working capital deficit of $13,010,703. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future

As of December 31, 2021, we had current liabilities of $13,040,251 and current assets of $29,538. We had a working capital deficiency of $13,010,703. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

From January 1, 2018 through the date of this report, the price per share of our common stock has ranged from a high of $0.68 to a low of $0.011. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2021, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year-ended December 31, 2021, that the Company’s internal controls and procedures were effective to detect the inappropriate application of U.S. GAAP rules. A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Because our current directors, executive officers, and preferred stockholders beneficially 13% of our common stock, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.

Our current directors and our executive officers beneficially own or control approximately13% of our issued and outstanding shares of common stock as of December 31, 2021. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

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

Our principal place of business is located at 3600, 888 3RD Street SW, Calgary, Canada T2P 5C5. This sublease may be terminated by either party on 30 days’ notice. Rent is $2,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of our directors, serves as a Director. We believe this location is sufficient for our current business purposes.

ITEM 3.	LEGAL PROCEEDINGS.

As part of our acquisition of AMS we assumed an action filed against AMS by Ataraxia Canada, Inc., alleging breach of contract, specifically, breach of a nonbinding term sheet providing for Ataraxia to acquire controlling interest in AMS, and they are seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia Canada, Inc., as plaintiff, and circulated to Alternative Medical Solutions Inc., as defendant, on August 2, 2018 under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

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

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRX Inc. and Does 1 – 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CannaPharmaRX Inc. (CPMD) breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 millions dollars plus attorneys’ fees and costs. On November 5, 2021, CPMD served and filed its Answer to BCI’s Complaint. CPMD intends to vigorously defend against BCI’s lawsuit, going forward.

On March 4, 2022, Astor Street, LLC (“Astor”) served on CannaPharmaRX a Notice of Intention to Enforce its Security on the property of CannaPharmaRX, pursuant to a General Security Agreement entered into by Astor and CannaPharmaRX on or about January 6, 2022. The total amount of indebtedness secured by the Agreement, as alleged by Astor, is two hundred fifty thousand dollars ($250,000) as of March 3, 2022, plus costs, plus the cost of one hundred seventeen thousand six hundred eighty-four (117,684) shares.

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

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

	High	Low
Fiscal 2020	$	$

First Quarter	$1.48	$0.70
Second Quarter	1.95	0.25
Third Quarter	2.60	0.75
Fourth Quarter	0.60	0.21

Fiscal 2021

First Quarter	$0.68	$0.22
Second Quarter	0.27	0.04
Third Quarter	0.06	0.20
Fourth Quarter	0.04	0.01

As of [DATE OF FILING], the closing price of our Common Stock was [CLOSING PRICE ON DATE OF FILING] per share.

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

Holders

As of the date of this Report there were [ISSUED AND OUT AS OF DATE OF FILING] shares of our Common Stock issued and outstanding, which were held by [STOCKHOLDERS OF RECORD AS OF THE DATE OF REPORT] stockholders of record, not including those persons holding shares in “street name.”

In April 2018 we issued 60,000 shares of our Series A Convertible Preferred Stock at a price of $1.00 per share. Each share of Series A Convertible Preferred Stock is convertible into 1,250 shares of our Common Stock and vote on an as-converted basis.

During the year ended December 31, 2021, the Company issued 25,504 Preferred A Stock to accredited investors between $11.88 and $31.25 per share. Holders of 18,313 Preferred A stock converted their stock to 22,891,250 common shares. There are currently five holders of these Series A shares, plus one holder that we are disputing. See “Legal Proceedings.” The rights and designations of these Preferred Shares include the following:

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans approved by shareholders at December 31, 2021.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

No awards were available for issuance pursuant to any equity compensation plan at December 31, 2021.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov as well as on our website, www.cannapharmarx.com.

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, Alternative Medical Solutions Inc for the sale of the lands and premises located at Hanover, Ontario, Canada. The price was $2,000,000 CAD and the closing of this transaction occurred on July 9, 2021. As a result, and anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 during the year ended December 31, 2020. This property is security for a $1,000,000 US note with Koze Investments, LLC by way of a first charge ranking. At closing, the note was retired with the proceeds from the sale by repayment of the principal of $1,000,000, accrued interest of $124,735, and penalties of $475,265. This note was discharged on July 13, 2021.

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as an investment banker who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses. The accompanying financial statements as of December 31, 2021, do not reflect potential recovery amounts related to Sunniva and other parties, if any.

On January 6, 2022, the Company entered into a 20 year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot plant, built in 2015. The licencing process is currently underway and production and sales are anticipated in Q3 of 2022.

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

Recent Funding

Between January 1, 2021 and December 30, 2021 the Company issued $584,333.33 new convertible debentures to accredited investors with 12 month terms to maturity and interest rates between 5% and 10%. As of December 31, 2021 $1,303,316 of outstanding notes have been converted into Common Shares.

During the fourth quarter, the Company entered into $103,750 of new convertible debentures to accredited investors with 12 month terms to maturity and an interest rate of 10%. These debentures are convertible at any time up after 180 days at the lowest trading price during the previous 20 trading days. Prepayment is authorized between 0 and 180 days at 115% to 135%.

For additional information, see Note 15 Subsequent Events included in Item 8. of this Form 10-K.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company did not have any revenues for the years ended December 31, 2021 and 2020. The Company’s operating deficit of $2,993,169 as of December 31, 2021 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the fiscal years ended December 31, 2021 or 2020. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the fiscal years ended December 31, 2021 or 2020 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the fiscal years ended December 31, 2021 and 2020, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in fiscal 2021 was 2,993,169 compared to fiscal 2020 of 14,486,172, lower by $11,493,003. General and Administrative expenses are lower by $1,282,430 which included accrued expenses for management services contracts currently in dispute. Acquisition expenses were lower by $1,508,604 due to the prior year write off of Sunniva expenses. Travel and entertainment expenses were lower by $457,329 due to lower activity. Professional fees were higher by $259,797 due to investment banking fees and legal fees.Consulting fees were lower by $380,220 than the prior year due to reduced board fees. The prior year also included $7,962,694 in impairment of goodwill due to the write down of the hanover facility investment.

Other expense

Interest expense was $1,507,391 and $2,293,858 for the years ended December 31, 2021 and 2020, respectively. The decrease in interest expense in fiscal 2021 compared to fiscal 2020 was attributable to a decrease in the average outstanding balance of notes payable and the amortization of debt discounts.

Loss on extinguishment of debt during the year ended December 31, 2021 was $1,452,629 compared to a gain during the prior year of $566,408. Other income for the year ended December 31, 2021 from the settlement of the Koze note. A loss on investments during the current year of $6,672,019 due to the write down of the GN Ventures investment. Changes in the fair value of derivative liability increased by $6,845,805 over the prior year.

Net Loss

Net loss decreased $11,057,773, or 56% , in fiscal 2021 compared to fiscal 2020, primarily as a result of the decrease in operating expenses and interest expense, partially offset by the fair value of derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had $27,767 in cash as compared to $334,969 at December 31, 2020.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents:

	Year Ended	Year Ended
	2021	2020
Net cash used in operating activities	$(2,414,656)	$(563,573)
Net cash provided by Investing activities	$493,623	$–
Net cash provided by financing activities	$1,340,459	$824,573

Cash flows from operating activities

The Company used $2,414,656 in operating activities during the year ended December 31, 2021, as compared to $563,573 during the prior year. During the current year, the Company had a net loss of $8,832,499, stock based compensation expense of $363,050, loss on investment in GN Ventures of $6,672,019, common stock issued in connection with  advertising expense of $211,200 and financing expense of $51,010, amortization of debt discount of $1,452,629, change in the fair value of derivatives of $3,169,156, depreciation of $2,708, a decrease in prepaid expenses of $132,039, and an increase to payables and accruals of $553,026.

During the year ended December 31, 2020, the Company had a net loss of $19,890,272, stock based compensation expense of $820,379, amortization of intangible assets of $126,963, common stock issued in connection with advertising expense of $701,650 and financing of $20,003, amortization of debt discount of $2,293,858, change in the fair value of derivatives of $3,676,649, depreciation expense of $1,542, impairment of goodwill on Hanover of $7,962,694, decrease in prepaid expenses of $1,782,873, and an increase to accounts payable and accruals of $1,940,087.

Cash flows from investing activities

During the year ended December 31, 2021, cash was provided to the Company, $539,376 from the sale of the AMS land and building, offset by $6,263 from the purchase of fixed assets, and a further $39,490 invested in Klonetics. There were no funds generated from investing activities during the prior year.

Cash flows from financing activities

During the year ended December 31, 2021, the Company generated $1,340,459 from financing activities, $535,000 from the sale of Preferred stock, $530,836 from convertible loans, net of repayments, $238,560 from notes payable, net of repayments, $291,064 from the sale of Common stock in private placements, offset by $255,001 through the repayment of related party loans.

During the year ended December 31, 2020, the Company generated $824,573, with $848,000 of proceeds from convertible loans net of repayments, $11,973 from proceeds of notes payable net of repayments, offset partially by $35,400 from the repayment of related party loans.

 Based on the foregoing, substantial doubt exists as to the Company’s ability to continue as a going concern based on the fact that the Company does not have adequate working capital to finance its day-to-day operations. The Company did not have any revenues during the years ended December 31, 2021 and 2020. The Company's accumulated deficit of $13,589,006 as of December 31, 2021 indicates substantial uncertainty about its ability to continue as a going concern. Management’s plans include raising capital through the sale of common stock and the issuance of convertible notes. Management’s ability to implement its plans and continue as a going concern is directly dependent upon raising additional capital.

Currently, the Company has no committed source for any funds to allow the Company to complete any of its proposed acquisitions or projects. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, the Company may not be able to carry out its business plan. The Company’s inability to obtain funding for its projects will have a material negative impact on its liquidity and results of operations.

Subsequent Events

On January 3, 2022, the Company issued 1,644,231 common shares on conversion of a debenture dated June 22, 2021. Principal of $8,750 plus $1,937.50 interest for a total of $10,687.50 at $0.0065.

On January 4, 2022, the Company issued 6,247,127 common shares on partial conversion of a debenture dated May 10, 2021. $62,941.27 at $0.01.

On January 5, 2022, the Company entered into a convertible debenture with an accredited investor in the amount of $50,000. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 days to the date of the conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%.

On January 6, 2022, the Company entered into a 20 year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licensing process is currently underway, and production and sales are anticipated in Q3 of 2022.

On January 6, 2022, the Company issued 6,001,250 common shares on conversion of 4,801 Preferred A shares at 1250 common shares for each Preferred A share (1250:1).

On January 7, 2022 the Company sold 2,500,000 common shares to an accredited investor at $0.02 for proceeds of $50,000.

On January 13, 2022, the Company issued 2,110,615 common shares on partial conversion of a debenture dated April 22, 2021. Principal of $12,500 plus $443.49 interest plus fees of $575 for a total of $13,518.49 at $0.006405.

On February 4, 2022, the Company entered into a promissory note with an accredited investor in the amount of $50,000. This note bears interest of 12% and matures July 2, 2022.

On February 8, 2022, the Company issued 2,261,405 on final conversion of a debenture dated April 22, 2021. Principal of $17,500 plus interest of $685.62 plus fees of $575 for a total of $18,760.62 at $0.008296.

On February 11, 2022, the Company entered into a convertible debenture with an accredited investor in the amount of $63,750. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 days to the date of the conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%.

On March 1, 2022, the Company issued 4,843,750 common shares for the conversion of a convertible debenture dated August 26, 2021. Principal of $38,750 plus $1,937.50 interest for a total of $40,687.50 at $0.0084.

Between February 14, 2022 and March 28,2022, 11,032,613 common share were issued for the conversion of a convertible debenture dated May 10, 2022, $110,326.13 @ $0.01 per share. These shares and amount are related to a dispute between the parties that is currently under review.

On March 11, 2022, the Company entered into a new $312,500 convertible debenture with an accredited investor for net proceeds of $182,977. This debenture matures December 11, 2022 and bears interest of 24%, has an OID of $62,500, and is convertible into common shares at the lowest trading price over 60 days prior to conversion date. 1,000,000 common shares have been issued as commitment shares to the holder and the broker for this issuance. $62,500 of interest has been prepaid on this note.

On March 30, 2022, the Company issued 5,262,500 common shares on conversion of 4,210 Preferred A shares at 1250 common shares for each Preferred A share (1250:1).

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2021, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2021. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers.  Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
Dominic Colvin	Chief Executive Officer, President, and Director	53	April 2018
Marc Branson	Director	45	April 2019
Richard Orman	Director	72	April 2019
Andrew Steedman	Chief Operating Officer	60	April 2019
John Cassels	Chief Financial Officer	73	April 2019

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

Biographies

Dominick Colvin, 53, was appointed as our Chief Executive Officer, President and a director in April 2018. He resigned these positions in November 2018 but was re-appointed to these positions again in February 2019. In addition to his positions with our Company, since June 2007 Mr. Colvin has been President of PLC International Investments, Inc., a private held Canadian company engaged in power production, oil and coal mining.

Marc Branson, 45, was appointed as a director of our Company in April 2019. In addition, since January 2018 he has been the owner and co-founder of Titan Technologies, Inc., Vancouver, British Columbia, Canada, a development stage privately held technology company focused on AI powered block chain solutions for businesses. Since October 2016 he has also been the President and director of Catalina Gold Corp., a publicly traded Canadian company. Previously, from October 2013 through June 2015 he was President and a director of Lightning Ventures Inc., a publicly held manufacturer and distributor of specialty oil and gas products. Since 2007 he has also been President and a director of CapWest Investments., a private investment corporation that focuses on development stage companies. He received a degree in International Business from Open Learning University in 2000 and received a Business Management certificate from Capilano College in 1997.

Richard D. Orman, 72, was appointed as a director of our Company in April 2019. In addition, he is currently the President of PLM Consultants, LTD, Calgary, Alberta, Canada, a privately held business consulting company, a position he has held since 1982. In 1986 Mr. Orman was elected to the Legislative Assembly of Alberta and was appointed to the provincial cabinet as Minister of Career Development and Employment. In 1988 he was appointed Minister of Labor. He was re-elected in 1989 and was then appointed Minster of Energy. He has over 35 years of experience with publicly traded companies in Canada, including Chairman and CEO of Kappa Energy Company, Inc., from 19914 to 2001, a director of Vanguard Oil Corp. from 1998 through 2001, and Executive Vice Chairman of Exceed Energy Company, Inc. from 2003 through 2005, Each of the aforesaid companies had their securities traded on the Toronto Stock Exchange. In addition, he was Vice Chairman of Novatel Inc., a company traded on NASDAQ from 2004 through 2007 and from 2007 through 2011 he was the lead director of Daylight Energy Ltd, also traded on the TSX. From 2015 through February 2019 he was a consultant and senior counsel at Canadian Strategy Group, a government relations firm located in Edmonton, Alberta. In 2012 he was elected to the Board of Directors and currently serves as Chairman of the Board of Wescan Energy Corp. a company traded on the TSX. In 2016 he was elected and currently serves as an independent non-executive director of Persta Resources, Inc., a company traded on the Hong Kong Stock Exchange. Mr. Orman received a Bachelor of Arts degree with honors from Eastern Washington University in 1971.

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

Committees of the Board

Our Board of Directors held three formal meetings in the year-ended December 31, 2021.  Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the Company.

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

Compensation of Directors

The Company has been accruing $10,000 CAD per month per director since January 1, 2019, however to date none of these have been paid. As of December 31, 2021 there was $948,108 in unpaid director fees, which includes $150,000 owed to former directors accrued since 2016. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year-ended December 31, 2021, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the years ended December 31, 2021 and 2020 for our named executive officers.

Summary Compensation Table

Name and Position		Year	Salary ($)		Bonus ($)	Total ($)

Nick Colvin	(1)	2021	94,652		–	94,652
		2020	94,251		–	94,251

James Samuelson	(3)	2021	0	(2)	–	0
		2020	94,251	(2)	–	94,251

John Cassels	(4)	2021	94,652		–	94,652
		2020	94,251		0	94,251

Andrew Steedman	(5)	2021	94,652		–	94,652
		2020	94,251		0	94,251

(1)	Was appointed as director in April 2018. Mr. Colvin resigned his positions with our Company in November 2018. In February 2019 he was again appointed as President, CEO and Director.

(2)	Accrued and not paid.

(3)	Was appointed as a Director in April 2018. Mr. Samuelson was appointed as our President and CEO in November 2018 when Mr. Colvin resigned from those positions. He resigned as President and CEO in February 2019 and resigned as Director in December 2020.

(4)	Was appointed to Chief Financial Officer in April 2019.

(5)	Was appointed to Chief Operating Officer in April 2019.

The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with ASC 718. These amounts represent restricted stock awards and stock options granted to the named executive officers, and do not reflect the actual amounts that may be realized by those officers.

Key Employee Employment Agreements

The Company has an Employment Agreement with Dominic Colvin to serve as the Company’s Chief Executive Officer. The Agreement is dated April 23, 2019. The Contracts provide for an annual salary of CAD $120,000 and a signing bonus of US$20,000. During 2020 and 2021 the salaries were accrued and partially paid. The unpaid amounts were accrued in the financial statements of the Company.

The Company has an Employment Agreement with Andrew Steedman to serve as Chief Operating Officer. The Agreement is dated April 23, 2019. The Contracts provide for an annual salary of CAD $120,000 and a signing bonus of US$20,000. During 2020 and 2021 the salaries were paid intermittently . The unpaid amounts were accrued in the financial statements of the Company.

The Company has Employment Agreements with John Cassels to serve as Chief Financial Officer. The Agreement dated April 23, 2019. The Contracts provide for an annual salary of CAD $120,000 and a signing bonus of US$20,000.

During 2020 and 2021 the salaries were paid intermittently. The unpaid amounts were accrued in the financial statements of the Company.

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

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of December 31, 2021 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31,, 2020, there were 47,611,794 shares of Common Stock outstanding, 60,000 Preferred A Shares convertible into 1,250 Shares of Common Stock, and 475,000 Series B Preferred Shares for a total of 123,086,794 shares. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percent of Class[2]
Common	Dominic Colvin Suite 206, 1180 Sunset Drive Kelowna, BC Z1Y 9W6	1,004,454	0.5%
	Dominic Colvin Suite 206, 1180 Sunset DriveKelowna, BC Z1Y9W6	8,715,000	4.1%
Series A Preferred	Andrew Steedman 3600, 888 – 3rd Street SW Calgary, Alberta, T2P 5C5	11,000,000	5.2%
Common	Andrew Steedman 3600,888 – 3rd Street SW Calgary, Alberta T2P 5C5	375,000	0.2%
Series A Preferred	John Cassels 3600, 888 - 3rd Street SW Calgary, Alberta, T2P 0C5	5,000,000	2.4%
Common	John Cassels 3600,888 – 3rd Street SW Calgary, Alberta T2P 5C5	881,637	0.4%
Common	Richard Orman 3600, 888-3rd Street SW Calgary, Alberta T2P 5C5	625,000	0.3%
	Total Beneficial Holders as a Group	27,601,091	13.0%

1 The address of record is c/o CannaPharmaRx, Inc., 888 – 3rd Street SW, Suite 3600, Calgary, Alberta, CanadaT2P 5C5.

2 Applicable percentages are based 212,096,088 beneficially owned shares outstanding as of December 31, 2021 and includes issued and outstanding shares of common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2021, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers, Certified Public Accountants, (“PBTK”) was our independent registered public accounting firm appointed on August 21, 2020. The following table summarizes the aggregate fees for professional audit and other services rendered by BF Borgers, during the fiscal year ended December 31, 2021, and the aggregate fees for professional audit and other services rendered by BF Borgers during the year ended December 31, 2021.

	Year Ended	Year Ended
	2021	2020
Audit fees (1)	$114,800	$145,000
Audit-related fees	–	–
Taxation services	–	–
Accounting and other services	–	–
Total	$114,800	$145,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2021 fiscal year for filing with the SEC.

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

CANNAPHARMARX, INC.

Dated: April 15, 2022	By:	s/ Dominic Colvin
Dominic Colvin, Principal Executive Officer

	By:	s/ John Cassels
John Cassels, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2022.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Marc R. Branson

Marc R. Branson, Director

s/ Richard D. Orman

Richard D. Orman, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CannaPharmaRx, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 15, 2022

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$27,767	$334,969
HST Receivable	1,771	551
Prepaid expenses	–	132,031
Total current assets	29,538	467,551
Construction in progress	–	1,566,316
Office equipment	6,032	2,435
Investments	78,760	6,711,289
Total Assets	$114,330	$8,747,591

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$3,129,257	$3,584,999
Accrued interest	194,407	96,477
Accrued legal settlement	190,000	190,000
Notes payable	8,223,888	8,728,749
Convertible notes -net of discount	775,448	997,558
Derivative liability	507,494	3,676,649
Loan payable - related party	19,757	274,758
Total current liabilities	13,040,251	17,549,190

Total Liabilities	13,040,251	17,549,190

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 67,191 and 60,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	67,191	60,000
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 475,000 and -0- shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 125,509,810 and 46,986,794 issued and outstanding as of December 31, 2021 and December 30, 2020, respectively	12,551	4,699
Treasury stock, 133,200 and -0- shares as of December 31, 2021 and
December 31, 2020, respectively	(13)	(13)
Additional paid in capital	73,055,579	68,336,249
Retained earnings (deficit)	(86,164,319)	(77,331,820)
Accumulated other comprehensive income (loss)	(371,909)	(345,714)
Total Stockholders' Equity (Deficit)	(12,925,920)	(8,801,599)
Total Liabilities and Stockholders' (Equity)	$114,330	$8,747,591

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Revenue	$–	$–

Operating Expenses:
General and administrative	852,645	2,149,352
Acquisition expenses	376,699	1,885,303
Amortization and depreciation	2,708	128,505
Stock based compensation	363,050	820,379
Rent	14,364	35,813
Professional fees	1,192,333	932,536
Impairment of goodwill	–	7,962,694
Consulting fees - related parties	191,370	571,590
Total operating expenses	2,993,169	14,486,172
Income (loss) from operations	(2,993,169)	(14,486,172)

Other income (expense)
Interest (expense)	(1,507,391)	(2,293,858)
Gain or (loss) on the extinguishment of debt	(1,452,629)	566,408
Gain on sale of assets and settlement of corresponding liabilities	623,553	–
Loss on investments	(6,672,019)	–
Change in the fair value of derivative liability	3,169,156	(3,676,649)
Other income (expense) net	(5,839,330)	(5,404,099)
Income (loss) before provision for income taxes	(8,832,499)	(19,890,272)
Provision (credit) for income tax	–	–
Net income (loss)	(8,832,499)	(19,890,272)

Basic and diluted earnings(loss) per common share	$(0.12)	$(0.49)

Weighted average number of shares outstanding	74,686,563	40,699,951

Comprehensive loss:
Net income (loss)	$(8,832,499)	$(19,890,272)
Foreign currency translation adjustment	(26,195)	(483,410)
Comprehensive income (loss)	$(8,858,694)	$(20,373,682)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Accumulated other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	deficit	income (loss)	Deficit
Balance, December 31, 2019	60,000	$60,000	475,000	$475,000	36,486,999	$3,649	133,200	$(13)	$61,619,415	$(57,441,549)	$137,696	$4,854,198

Net loss	–	–	–	–	–	–	–	–	–	(19,890,272)	–	(19,890,272)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(483,410)	(483,410)

Common stock issued in connection with convertible notes	–	–	–	–	153,940	15	–	–	130,834	–	–	130,849

Beneficial conversion features of convertible notes	–	–	–	–	–	–	–	–	1,357,978	–	–	1,357,978

Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	820,379	–	–	820,379

Shares received from share exchange with GN	–	–	–	–	5,507,400	551	–	–	2,477,871	–	–	2,478,422

Shares issued for services	–	–	–	–	885,063	89	–	–	715,413	–	–	715,502

Loan conversions	–	–	–	–	621,874	62	–	–	228,130	–	–	228,192

Warrant exercise	–	–	–	–	25,000	2	–	–	9,998	–	–	10,000

Shares issued for financing	–	–	–	–	15,000	2	–	–	6,150	–	–	6,152

Return of common shares related to note payoff	–	–	–	–	(153,940)	(15)	–	–	(130,834)	–	–	(130,849)

Convertible note conversion to common stock	–	–	–	–	3,445,458	345	–	–	1,100,916	–	–	1,101,261

Balance, December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699	133,200	$(13)	68,336,249	$(77,331,820)	$(345,714)	$(8,801,599)

(continued)

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(continued)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Retained earnings	Other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	(Deficit)	income (loss)	Deficit
Balance at December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,599)

Net income (loss)	–		–	–	–		–	–	–	(8,832,499)	–	(8,832,499)

Change in foreign currency translation	–		–	–	–		–	–	–	–	(26,195)	(26,195)

Sale of Series A Preferred	25,504	25,504	–	–	–		–	–	509,496	–	–	535,000

Conversion of Series A Preferred to common stock	(18,313)	(18,313)	–	–	22,891,250	2,289	–	–	16,024	–	–	–

Conversion of convertible notes to common shares	–		–	–	51,681,766	5,168	–	–	1,316,806	–	–	1,321,974

Sale of common stock in private placement	–		–	–	1,260,000	126	–	–	290,938	–	–	291,064

Issuance of common stock for services	–		–	–	2,400,000	240	–	–	210,960	–	–	211,200

Commitment shares issued with convertible note	–		–	–	290,000	29	–	–	50,981	–	–	51,010

Loss on loan conversions	–		–	–	–	–	–	–	1,452,629	–	–	1,452,629

Beneficial conversion feature of convertible notes	–		–	–	–	–	–	–	508,446	–	–	508,446

Stock based compensation related to warrant issuances	–		–	–	–	–	–	–	363,050	–	–	363,050

Balance, December 31,2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(8,832,499)	$(19,890,272)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	363,050	820,379
Loss on investments	6,672,019	–
Amortization of intangible assets	–	126,963
Advertising expense paid with common stock	211,200	701,650
Common stock issued in connection with financing	51,010	20,003
Amortization of debt discount	1,255,368	2,293,858
Loss on the extinguishment of debt	1,452,629	–
Change in the fair value of derivatives	(3,169,156)	3,676,649
Depreciation	2,708	1,542
Impairment of goodwill and long lived assets	–	7,962,694
Changes in operating assets and liabilities
Prepaid expenses	132,039	1,782,873
HST Receivable	(1,218)	28,381
Accrued interest	97,664	54,542
Loan payable related party	–	223,016
Accrued expense related party	(199,808)	150,381
Accounts payable and accrued expense	(449,664)	1,483,767
Net cash used for operating activities	(2,414,656)	(563,573)

Cash Flows From Investing Activities:
Purchase of fixed assets	(6,263)	–
Net impact from sale of AMS building excluding mortgage payoff	539,376	–
Purchase of private company equity	(39,490)	–
Net cash provided by investing activities	493,623	–

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	535,000	–
Proceeds from convertible loans	584,336	553,000
Repayments of convertible loans	(53,500)	(705,000)
Proceeds from notes payable	238,560	11,973
Proceeds from the sale of common stock in private placements	291,064	–
Repayment of related party loans	(255,001)	(35,400)
Net cash provided by financing activities	1,340,459	824,573

Effect of exchange rates on cash and cash equivalents	273,372	72,422
Net Increase (Decrease) In Cash	(580,574)	261,000
Cash At The Beginning Of The Period	334,969	1,547
Cash At The End Of The Period	$27,767	$334,969

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as a financing expense on convertible notes	$51,010	$130,849
Discount for beneficial conversion feature on convertible notes	$508,466	$1,357,978
Common stock issued related to investment in Great Northern Cannabis	$–	$2,478,422
Conversion of convertible notes and accrued interest into common stock	$1,321,974	$1,329,453

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who is now the Company’s President and CEO. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

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

On January 6, 2022, the Company entered into a 20 year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licensing process is currently underway, and production and sales are anticipated in Q3 of 2022.

COVID-19

The global pandemic related to an outbreak of the novel coronavirus disease (“COVID-19”) has cast uncertainty on each of these assumptions. There can be no assurance that they continue to be valid. The situation is dynamic and the ultimate duration and magnitude of the impact of COVID-19 on the economy and the financial effect on our business remain unknown at this time. These impacts could include, amongst others, an impact on our ability to obtain debt or equity financing, impairment of investments, net realizable value of inventory, impairments in the value of our long-lived assets, or potential future decreases in revenue or profitability of our ongoing operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On December 31, 2021, and December 31, 2020, the Company's cash and cash equivalents totaled $27,767 and $334,969 respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2021, and December 31, 2020, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. These derivative liabilities arose in 2021 and 2020 due to the issuance of variably priced convertible notes. For the periods ended December 31, 2021, and 2020, the Company had derivative liabilities of $507,494 and $3,676,649 respectively.

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

Capital Assets- Construction In Progress

As of December 31, 2021, and 2020, the Company had $-0- and $1,566,316 in construction in progress (“CIP”), respectively, comprised entirely of the building acquired relating to the acquisition of AMS. The Company did not record any depreciation expense on CIP for the years ended December 31, 2021, and December 31, 2020.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at December 31, 2021.

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

The Company evaluated the recoverability of its long-lived assets on December 31, 2021, and on December 31, 2020, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that an impairment $146,084 in land had occurred.

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

As of December 31, 2021, and 2020, the Company had $27,767 and $334,969 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of December 31, 2021, the Company had negative working capital totaling $13,010,712 and an accumulated deficit of $86,164,319.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on its current financial projections, the Company believes it does not have sufficient existing cash resources to fund its current limited operations. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3.	INVESTMENT

As of December 31, 2021, and December 31, 2020, the balance of investments was $78,760 and $6,711,289 respectively.

On February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of common stock at a price of CAD$1.00 of GN Ventures, Ltd., Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of the Company’s Common Stock from a former shareholder of GN. On the date of purchase, the Company’s Common Stock was trading at $1.41 which values the purchase at $11,264,438. For balance sheet purposes the Company has treated this purchase using the cost method because the purchase consists of an investment in a private company in which the Company does not have the ability to exercise significant influence over GN’s operating and financial activities. The Company conducted an impairment test on December 31, 2019, and determined that an impairment existed resulting in a write-down of the investment by $7,070,841 to its then-current value of $4,193,597.

On May, 2020, the Company exchanged 5,507,400 of its common shares for 3,671,597 common shares of GN. These shares were valued at $0.675 each which represents the value of the GN shares as determined by the Company’s year end impairment analysis and were recorded as an investment of $2,478,422. As of December 31, 2020, the Company’s investment in GN was $6,672,019. On December 31, 2021, the Company wrote down its entire investment in GN. This write-down occurred due to the lack of available information forthcoming from GN regarding its current operations.

On October 6, 2020, the Company invested $50,000 CAD ($39,270 USD) in exchange for 83,333 Class A Common Shares at $0.60 CAD per share. The Company entered into a cooperation agreement with Klonetics Plant Science Inc., a Company that engages in the business of genetics research and development, tissue culture propagation, plantlet production, ready to flower production within the cannabis industry throughout the world. The parties consider it advantageous to pool their respective experience, expertise, know-how and capabilities in the area of land acquisition, financing, development, operations, and respective areas of industry focus. The parties wish to commence their intended long-term cooperation by pursuing projects in selected areas of focus initially before extending it to a larger scale merger between the parties, which may be discussed at a later date with terms to be determined and agreed to by the parties. CannaPharmaRx will invest up to a maximum percentage of Thirty Percent (30%) of the issued and outstanding shares of Klonetics.

On January 15, 2021, the Company invested an additional $50,000 CAD ($39,490 USD) in exchange for an additional 83,333 Class A Common Shares at $0.60 CAD per share.

As of December 31, 2021, the Company’s investment in Klonetics was $78,760.

NOTE 4.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on December 31, 2021, and December 31, 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$11,154	$(5,122)	$6,032	$4,870	$(2,435)	$2,435
Land	–	–	–	–	–	–
Construction in progress	–	–	–	1,566,316	–	1,566,316
Total fixed assets	$11,154	$(5,122)	$6,032	$1,571,186	$(2,435)	$1,568,751

As of December 31,2021 and December 31, 2020, the Company had $-0- and $1,566,316, respectively, in construction in progress. The facility acquired as part of the AMS acquisition is a 48,750 square foot marijuana grow facility built on a 6.7-acre parcel of land located in Hanover, Ontario Canada. To date, the exterior construction of the building has been completed; however, no interior construction has begun.

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

For the years ended December 31, 2021, and 2020, the Company recorded depreciation expense of $2,708 and $1,542 respectively.

NOTE 5.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2021, and December 31, 2020.

	December 31, 2021	December 31, 2020

Accounts payable and accrued expenses	$3,129,257	$3,584,999
Accrued interest (a)	194,407	96,477
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$3,513,664	$2,734,325

_____________________

(a)	Represents interest accrued on the outstanding convertible notes and other notes - see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 6.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Loan payable, related parties(a)	$19,757	$274,758

Total loan payable, related parties	$19,757	$274,758

(a)	Interest-free loan of $19,757 due to former directors.

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

NOTE 7.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020

Principal value of convertible notes	$943,017	$1,662,000
Note discount	(167,569)	(664,442)
Total convertible notes, net current	$775,448	$997,558

During the years ended December 31, 2021, and December 31, 2020, the Company received proceeds from convertible notes of $530,833 and $2,053,000, respectively.

December 31, 2020 Activity

During the year ended December 31, 2020, the Company issued a total of 24 notes to accredited investors of which $582,500 was in the form of unsecured 5% convertible notes, and $595,500 was in unsecured 8% convertible notes, and $1,000,500 at 10%Under the terms of each convertible note, the investors received the right to convert their to common stock commencing the year after the date of issuance ranging from 55%-75%, respectively, of the lowest closing price for the Company’s common stock measured 20 business days prior to conversion. One of the noteholders also received 153,940 “returnable” shares in connection with issuance of the convertible notes. These shares are returnable to the Company if the underlying convertible note ($160,000) is redeemed before the passage of 180 days. During the year ended December 31, 2020 the Company repaid the $160,000 Note, received the 153,940 shares back from the noteholder, and converted a $100,000 note plus accrued interest into 135,000 Common Shares of the Company.

During the year ended December 31, 2020 the Company recorded $257,345 in interest expense on these Notes and amortized $1,690,933 of note discount which was charged to interest expense. As of December 31, 2020, there was $35,048 in accrued interest on these notes, and $664,442 in unamortized note discount related to these notes. As of the date of this Report, there were nine notes for $736,767 that past due its maturity date. The Company has not received any notice of default on these note and continues to accrue interest on these notes past the maturity date.

During the year ended December 31, 2020 the Company issued 4,067,332 common shares upon the conversion of $1,984,000 in convertible notes and recorded a gain of $566,408.

December 31, 2021 Activity

During the year ended December 31, 2021, the Company received proceeds from convertible notes of $530,833.

During the year ended December 31, 2021 the Company recorded $76,196 in interest expense on its convertible notes and amortized $883,670 of note discount which was charged to interest expense. As of December 31, 2021, there was $48,488 in accrued interest on these notes, and $167,569 in unamortized note discount related to these notes. As of the date of this Report, there was one note for $100,000 that was past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the year ended December 31, 2021, the Company issued 51,681,766 common shares upon the conversion of $1,303,316 in convertible notes and recorded a loss on conversion of $1,452,629.

As of December 31, 2021, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

December 31, 2021
Exercise Price	0.1342 – 0.0345
Stock Price	$0.013 –0.05
Risk-free interest rate	0.04% – 0.09%
Expected volatility	128.50-227.10%
Expected life (in years)	1.00
Expected dividend yield	0%
Fair Value:	$507,494

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

NOTE 8.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020
Principal value of Promissory Note	$8,223,888	$8,977,721
Loan discounts	–	(248,972)
Promissory Note,	$8,223,888	$8,728,749

Pursuant to the terms of the Securities Purchase Agreement with AMS, the Company issued a non-interest-bearing CAD $10,000,000 ($7,330,000 USD) promissory note secured only by the shares acquired in AMS. Principal payments under the Promissory Note are due quarterly commencing upon AMS receiving a license to cultivate and are computed based upon 50% of AMS' cash flow, defined as EBITDA less all capital expenditures, taxes incurred, non-recurring items, and other non-cash items for the relevant fiscal quarter, including the servicing of all senior debt payment obligations of the Company. The Promissory Note matures the earlier of two years from the date AMS receives a license to cultivate, or December 31, 2021. Since AMS had not received its cultivation license as of December 31, 2020, the Note Payable has a maturity date of December 31, 2021 and is past due.

The Company performed a valuation study as part of the AMS acquisition. The valuation study determined that the Promissory Note should be valued at $6,632,917 since it was non-interest bearing. As a result, the Company recorded a note discount of $697,083. The note discount will be amortized to interest expense over the three-year term of the Promissory Note. During the year ended December 31, 2021, the Company has recorded $186,610 in amortization expense related to this note discount.

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

During the year ended December 31, 2021, the Company entered into Note Agreements with secured investors amounting to $238,560. These notes are non-interest bearing and mature in 12 months. Repayment includes principal amount plus $50,000 CAD settlement cash fee plus 58,140 Common Shares at $0.43 per share plus 59,524 Common Shares at $0.42 per share. These notes are secured by a General Security Agreement over all present and after acquired property, assets, and undertakings. These notes are past due.

NOTE 9.	INCOME TAXES

As of December 31, 2021, the Company has approximately $86,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of December 31, 2020, the Company has no unrecognized income tax benefits.

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

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 3600 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $4,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

NOTE 11.	STOCKHOLDERS’ EQUITY

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

There were 67,191 and 60,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2021, and December 31, 2020, respectively.

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

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2021, and December 31, 2020, respectively.

Common stock

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2021, and December 31, 2020, there were 125,509,810 and 46,986,794 shares of Common Stock were issued and outstanding, respectively.

Shares Reserved for Issuance

As of December 31, 2020, the Company had 138,929,639 Common Shares reserved for issuance. These shares are comprised of 83,988,750 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 52,968,361 shares issuable upon a conversion of the convertible notes, and 1,497,528 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended December 31, 2021, and December 31, 2020, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on December 31, 2021 and December 31, 2020:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding December 31, 2019	1,869,750	$0.92	.80
Warrants exercised	(25,000)
Warrants outstanding December 31, 2020	1,844,750	$0.92	.50
Warrants issued (a)	477,778	$0.30	4.42
Warrants forfeited	(825,000)
Warrants outstanding December 31, 2021	1,497,778	$0.79	3.1

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The Company issued 477,448 common share purchase warrants during the second quarter ended June 30, 2021 to an accredited investor as part of a convertible debenture. These warrants are exercisable at $0.30 per share and expire at the end of five years.

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The number of warrants reflected in this table does not include 475,000 warrants that were issued at various times during 2019 in connection with the issuance of the Company’s Series B Preferred stock. These warrants are exercisable for three years at a strike price of $2.00 per share. The Company accounts for warrants issued to purchase shares of its common stock or preferred stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Therefore, no stock-based compensation expense was recorded for the issuance of these 475,000 warrants.

The value of the stock purchase warrants for the periods ended December 31, 2021, and December 31, 2020, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	0.07%
Volatility range (3)	135%
Expected life (in years)	5.00

_____________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company’s Common Stock is based on trading activity for the previous three year period ended at each stock purchase warrant contract date.

NOTE 12.	SUBSEQUENT EVENTS

On January 3, 2022, the Company issued 1,644,231 common shares on conversion of a debenture dated June 22, 2021. Principal of $8,750 plus $1,937.50 interest for a total of $10,687.50 at $0.0065.

On January 4, 2022, the Company issued 6,247,127 common shares on partial conversion of a debenture dated May 10, 2021. $62,941.27 at $0.01.

On January 5, 2022, the Company entered into a convertible debenture with an accredited investor in the amount of $50,000. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 days to the date of the conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%.

On January 6, 2022, the Company entered into a 20 year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licencing process is currently underway, and production and sales are anticipated in Q3 of 2022.

On January 6, 2022, the Company issued 6,001,250 common shares on conversion of 4,801 Preferred A shares at 1250 each.

On January 7, 2022 the Company sold 2,500,000 common shares to an accredited investor at $0.02 for proceeds of $50,000.

On January 13, 2022, the Company issued 2,110,615 common shares on partial conversion of a debenture dated April 22, 2021. Principal of $12,500 plus $443.49 interest plus fees of $575 for a total of $13,518.49 at $0.006405.

On February 4, 2022, the Company entered into a promissory note with an accredited investor in the amount of $50,000. This note bears interest of 12% and matures July 2, 2022.

On February 8, 2022, the Company issued 2,261,405 on final conversion of a debenture dated April 22, 2021. Principal of $17,500 plus interest of $685.62 plus fees of $575 for a total of $18,760.62 at $0.008296.

On February 11, 2022, the Company entered into a convertible debenture with an accredited investor in the amount of $63,750. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 days to the date of the conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%.

On March 1, 2022, the Company issued 4,843,750 common shares for the conversion of a convertible debenture dated August 26, 2021. Principal of $38,750 plus $1,937.50 interest for a total of $40,687.50 at $0.0084.

Between February 14, 2022 and March 28,2022, 11,032,613 common shares were issued for the conversion of a convertible debenture dated May 10, 2022, $110,326.13 @ $0.01 per share. These shares and amount are related to a dispute between the parties that is currently under review.

On March 11, 2022, the Company entered into a new $312,500 convertible debenture with an accredited investor for net proceeds of $182,977. This debenture matures December 11, 2022 and bears interest of 24%, has an OID of $62,500, and is convertible into common shares at the lowest trading price over 60 days prior to conversion date. 1,000,000 common shares have been issued as commitment shares to the holder and the broker for this issuance. $62,500 of interest has been prepaid on this note.

On March 30, 2022, the Company issued 5,262,500 common shares on conversion of 4,210 Preferred A shares at 1250 each.

