Form 10-Q
period 2022-03-31
CANNAPHARMARX, INC.
filed 2022-05-23
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2022

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _______________

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 14, 2022, was 175,464,799 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$79,676	$27,767
HST Receivable	5,895	1,771
Total current assets	85,571	29,538
Property, plant and equipment, net	21,756	6,032
Right of use building, net	5,727,811	–
Investments	78,760	78,760
Total Assets	$5,913,898	$114,330

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$3,693,470	$3,129,257
Accrued interest	65,131	194,407
Accrued legal settlement	190,000	190,000
Liability for right of use building -short term	211,497	–
Notes payable	8,339,578	8,223,888
Convertible notes -net of discount	949,765	775,448
Derivative liability	1,092,526	507,494
Loan payable - related party	19,757	19,757
Total current liabilities	14,561,724	13,040,251

Liability for right of use building long-term	5,639,264	–

Total Liabilities	20,200,988	13,040,251

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 58,180 and 67,191 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	58,180	67,191
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 475,000 and 475,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 168,460,301 and 125,509,810 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	16,846	12,551
Treasury stock, 133,200 and 133,200 shares as of March 31, 2022 and December 31, 2021, respectively	(13)	(13)
Additional paid in capital	73,891,856	73,055,579
Retained earnings (deficit)	(88,236,301)	(86,164,319)
Accumulated other comprehensive income (loss)	(492,658)	(371,909)
Total Stockholders' Equity (Deficit)	(14,287,090)	(12,925,920)
Total Liabilities and Stockholders' (Equity)	$5,913,898	$114,330

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Revenue	$–	$–

Operating Expenses:
General and administrative	139,435	42,848
Amortization and depreciation	74,064	408
Stock based compensation	45,245	96,700
Rent	4,739	9,478
Professional fees	177,404	418,603
Payroll and consulting fees	274,671	153,309
Total operating expenses	715,558	721,345
Income (loss) from operations	(715,558)	(721,345)

Other income (expense)
Interest (expense)	(451,148)	(428,872)
Gain or (loss) on the extinguishment of debt	(320,243)	(282,289)
Change in the fair value of derivative liability	(585,033)	2,630,480
Other income (expense) net	(1,356,424)	1,919,319
Income (loss) before provision for income taxes	(2,071,982)	1,197,974
Provision (credit) for income tax	–	–
Net income (loss)	(2,071,982)	1,197,974

Basic earnings (loss) per common share	$(0.01)	$0.02
Diluted earnings (loss) per common share	$(0.01)	$0.02

Basic weighted average number of shares outstanding	149,215,596	48,043,065
Diluted weighted average number of shares outstanding	149,215,596	48,043,065

Comprehensive loss:
Net income (loss)	$(2,071,982)	$1,197,974
Foreign currency translation adjustment	(120,750)	(96,578)
Comprehensive income (loss)	$(2,192,732)	$1,101,396

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(2,071,982)	$1,197,974
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	45,245	96,700
Amortization of debt discount	100,971	287,544
Loss on the extinguishment of debt	320,243	282,289
Beneficial conversion feature of convertible notes	227,386	–
Change in the fair value of derivatives	585,033	(2,630,480)
Depreciation	942	408
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	–	(277,582)
HST Receivable	(4,098)	(922)
Accrued interest	16,633	54,945
Right of use asset	(5,727,811)	–
Loan payable related party	–	–
Accrued expense related party	47,387	(93,618)
Lease liabilities for right of use asset	5,850,761	–
Accounts payable and accrued expense	234,106	283,491
Net cash provided by (used for) operating activities	(375,184)	(799,251)

Cash Flows From Investing Activities:
Purchase of fixed assets	(16,578)	(6,314)
Purchase of private company equity	–	(39,490)
Net cash provided by (used for) investing activities	(16,578)	(45,804)

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	–	(39,441)
Proceeds from convertible loans, net of repayments	–	53,500
Proceeds from notes payable, net of repayment	476,250	238,560
Proceeds from the sale of common stock in private placements	40,015	244,104
Net cash provided by (used for) financing activities	516,265	496,723

Effect of exchange rates on cash and cash equivalents	(72,594)	43,441
Net Increase (Decrease) In Cash	51,909	(304,891)
Cash At the Beginning of the Period	27,767	334,969
Cash At the End of the Period	79,676	30,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as a financing expense on convertible notes	$17,000	$–
Common stock issued to convert convertible notes and accrued interest into equity	$501,905	$508,919

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699

Net loss

Change in foreign currency translation

Conversion of Series A Preferred to common	(200)	(200)	-	-	250,000	25

Conversion of convertible notes to common shares					1,442,101	144

Sale of common stock in a private placement					860,000	86

Beneficial conversion feature of convertible notes

Stock based compensation related to warrant issuance

Balance, March 31, 2021	59,800	$59,800	475,000	$475,000	49,538,895	$4,954

(continued)

	Treasury Stock		Paid in	Accumulated	Accumulated other comprehensive	Equity/
	Shares	Value	Capital	deficit	income (loss)	Deficit
Balance, December 31, 2020	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,601)

Net loss				1,197,974		1,197,974

Change in foreign currency translation					(96,578)	(96,578)

Conversion of Series A Preferred to common	-	-	175

Conversion of convertible notes to common shares			474,715			474,859

Sale of common stock in a private placement			244,018			244,104

Beneficial conversion feature of convertible notes			34,205			34,205

Stock based compensation related to warrant issuance			96,700			96,700

Balance, March 31, 2021	133,200	$(13)	$69,186,061	$(76,133,846)	$(442,293)	$(6,850,337)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

(unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Value	Shares	Value	Shares	Value
Balance at December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551

Net income (loss)

Change in foreign currency translation

Conversion of Series A Preferred to common stock	(9,011)	(9,011)	-	-	11,263,750	1,126

Conversion of convertible notes to common shares					28,186,741	2,819

Sale of common stock in private placement					2,500,000	250

Issuance of common stock for services

Commitment shares issued with convertible note					1,000,000	100

Beneficial conversion feature of convertible notes

Stock based compensation related to warrant issuances

Balance, March 31, 2022	58,180	$58,180	475,000	$475,000	168,460,301	$16,846

(continued)

	Treasury Stock		Paid in	Accumulated	Other comprehensive	Equity/
	Shares	Value	Capital	Deficit	income (loss)	Deficit
Balance at December 31, 2021	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

Net income (loss)				(2,071,982)		(2,071,982)

Change in foreign currency translation					(120,750)	(120,750)

Conversion of Series A Preferred to common stock			7,885			–

Conversion of convertible notes to common shares	-	-	499,096			501,915

Sale of common stock in private placement			39,765			40,015

Issuance of common stock for services

Commitment shares issued with convertible note			16,900			17,000

Beneficial conversion feature of convertible notes			227,386			227,386

Stock based compensation related to warrant issuances			45,245			45,245

Balance, March 31, 2022	133,200	$(13)	$73,891,856	$(88,236,301)	$(492,658)	$(14,287,090)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Effective December 31, 2018, the Company and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed, wholly-owned subsidiary, entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc., an Ontario, Canada corporation (“AMS”), its shareholders, wherein the Company acquired all of the issued and outstanding securities of AMS. AMS is a corporation organized under the laws of the Province of Ontario, Canada

As a result of the completion of the acquisition of AMS on December 31, 2019, the Company no longer fits the definition of a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. It filed the required disclosure on Form 8-K/A with the SEC on February 14, 2019, advising that it was no longer a shell company pursuant to the aforesaid Rule.

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

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because the Company is a minority shareholder of GN and GN is a privately held company, the Company cannot confirm that the information it currently has on GN’s operations is complete or fully reliable. GN estimates annual total production capacity from the Stevensville facility of up to 5,000 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019, GN commenced cultivation activities and began generating revenues during the first calendar quarter of 2020.

On January 1, 2022, the Company entered into a 20 year finance lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licensing process is currently underway, and production and sales are anticipated in Q3 of 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On March 31, 2022, and December 31, 2021, the Company's cash and cash equivalents totaled $79,676 and $27,767 respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2022, and December 31, 2021, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

 Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. These derivative liabilities arose in 2022 and 2021 due to the issuance of variably priced convertible notes. For the periods ended March 31, 2022, and December 31, 2021, the Company had derivative liabilities of $1,092,526 and $507,494 respectively.

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

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at March 31, 2022.

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

The Company had no goodwill recorded at March 31, 2022.

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

The Company evaluated the recoverability of its long-lived assets on March 31, 2022, and on December 31, 2021, respectively on its subsidiaries with material amounts on their respective balance sheets and determined that an impairment $146,084 in land had occurred.

The Company had a net balance at March 31, 2022 of $21,756 relating to plant and office equipment.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to December 15, 2021.

In the first quarter of fiscal 2022, we adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2022 were recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets. We did not elect the hindsight practical expedient in determining the lease term for existing leases as of February 3, 2019.

The most significant impact of adoption was the recognition of finance lease assets and finance lease liabilities of $5,727,811 and $5,850,761, respectively. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of March 31, 2022, and December 31, 2021, the Company had $79,676 and $27,767 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of March 31, 2022, the Company had negative working capital totaling $14,476,153 and an accumulated deficit of $88,236,301.

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

As of March 31, 2022, and December 31, 2021, the balance of investments was $78,760 and $78,760 respectively.

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

On October 6, 2020, the Company invested $50,000 CAD ($39,270 USD) in exchange for 83,333 Class A Common Shares at $0.60 CAD per share. The Company entered into a cooperation agreement with Klonetics Plant Science Inc., a Company that engages in the business of genetics research and development, tissue culture propagation, plantlet production, ready to flower production within the cannabis industry throughout the world. The parties consider it advantageous to pool their respective experience, expertise, know-how and capabilities in the area of land acquisition, financing, development, operations, and respective areas of industry focus. The parties may wish to commence their intended long-term cooperation by pursuing projects in selected areas of focus initially before extending it to a larger scale merger between the parties, which may be discussed at a later date with terms to be determined and agreed to by the parties.

On January 15, 2021, the Company invested an additional $50,000 CAD ($39,490 USD) in exchange for an additional 83,333 Class A Common Shares at $0.60 CAD per share.

As of March 31, 2022, the Company’s investment in Klonetics was $78,760.

NOTE 4.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on March 31, 2022, and December 31, 2021:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$11,316	$(6,138)	$5,178	$11,154	$(5,122)	$6,032
Plant equipment	16,578	–	16,578	–	–	–

Total fixed assets	$27,894	$(6,138)	$21,756	$11,154	$(5,122)	$6,032

For the years ended March 31, 2022, and 2021, the Company recorded depreciation expense of $942 and $408 respectively.

NOTE 5.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021

Accounts payable and accrued expenses	$3,693,470	$3,129,257
Accrued interest (a)	65,131	194,407
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$3,948,601	$3,513,664

_____________________

(a)	Represents interest accrued on the outstanding convertible notes and other notes - see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 6.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Loan payable, related parties(a)	$19,757	$19,757

Total loan payable, related parties	$19,757	$19,757

(a)	Interest-free loan of $19,757 due to former directors.

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

NOTE 7.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021

Principal value of convertible notes	$1,243,750	$943,017
Note discount	(293,985)	(167,569)
Total convertible notes, net current	$949,765	$775,448

During the 3 months ended March 31, 2022, and March 31, 2021, the Company received proceeds from convertible notes of $476,250 and $53,500, respectively.

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

March 31, 2022 Activity

During the three months ended March 31, 2022, the Company received proceeds from convertible notes of $476,250.

During the three months ended March 31, 2022, the Company recorded $22,787 in interest expense on its convertible notes and amortized $109,970.73 of note discount which was charged to interest expense. As of March 31, 2022, there was $65,131 in accrued interest on these notes, and $293,985 in unamortized note discount relating to these notes. As of the date of this Report, there were eight notes amounting to $698,017 that was past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the three months ended March 31, 2022, the Company issued 28,186,741 common shares upon the conversion of $248,767 in convertible notes and recorded a loss on conversion of $246,994.

Derivative liability

As of March 31, 2022 and December 31, 2021, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2022	December 31, 2021
Exercise Price	$ 0.00671 – 0.0110	$ 0.1342 – 0.0345
Stock Price	$ 0.017	$ 0.013 – 0.05
Risk-free interest rate	0.04%	0.04% – 0.09%
Expected volatility	194.2%	128.50 – 227.10%
Expected life (in years)	1.00	1.00
Expected dividend yield	0%	0%
Fair Value:	$ 1,092,526	$ 507,494

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

During the period ended March 31, 2022, the Company recognized a loss of $585,033 as “Other Expense” on its Consolidated Statements of Operations, which represented the net change in the value of the derivative liability.

NOTE 8.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Principal value of Promissory Note	$8,339,578	$8,223,888
Loan discounts	–	–
Promissory Note,	$8,339,578	$8,223,888

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

NOTE 9.	LEASES

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to December 15, 2021.

In the first quarter of fiscal 2022, we adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2022 were recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets. We did not elect the hindsight practical expedient in determining the lease term for existing leases as of February 3, 2019.

The most significant impact of adoption was the recognition of finance lease assets and finance lease liabilities of $5,727,811 and $5,850,761, respectively. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting.

Leases

The majority of our lease obligations are real estate finance leases from which we conduct our business. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Condensed Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Finance lease assets represent the right to use an underlying asset for the lease term, and finance lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

The weighted average remaining lease term is 19.75 years and the weighted average discount rate is 16.9%.

Future lease payments under our non-cancellable leases as of March 31, 2022 were as follows ($CAD):

2022	$742,500
2023	$1,039,500
2024	$1,091,748
2025	$1,146,335
2026	$1,203,652

NOTE 10.	INCOME TAXES

As of March 31, 2022, the Company has approximately $86,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of March 31, 2022, the Company has no unrecognized income tax benefits.

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

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Effective March 22, 2019, the Company entered into a lease agreement to lease three offices at 3600 888 3 St SW, Calgary, Alberta, Canada, T2P 5C5. The lease may be terminated by either party on 30 days’ notice. Rent is $2,000 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a director.

Effective January 1, 2022, the Company entered into a lease agreement with Formosa Mountain Ltd to lease a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. Rent is $82,500 CAD per month, and will increase by 5% each year. This lease has a 20 year term.

NOTE 12.	STOCKHOLDERS’ EQUITY

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

9,011 Preferred A shares were converted into common shares during the three months ended March 31, 2022 at 1250:1.

There were 58,180 shares and 67,191 shares of Series A Preferred Stock issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.

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

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.

Common stock

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were 168,460,301 and 125,509,810 shares of Common Stock issued and outstanding, respectively.

Shares Reserved for Issuance

As of March 31, 2022, the Company had 159,459,346 Common Shares reserved for issuance. These shares are comprised of 72,725,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 84,761,818 shares issuable upon a conversion of the convertible notes, and 1,497,528 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended March 31, 2022, and December 31, 2021, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on March 31, 2022 and December 31, 2021:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding December 31, 2019	1,869,750	$0.92	.55
Warrants exercised	(25,000)
Warrants outstanding December 31, 2020	1,844,750	$0.92	.25
Warrants issued (a)	477,778	$0.30	4.17
Warrants forfeited	(825,000)
Warrants outstanding December 31, 2021	1,497,778	$0.79	2.75
Warrants outstanding March 31, 2022	1,497,778

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The Company issued 477,448 common share purchase warrants during the second quarter ended June 30, 2021 to an accredited investor as part of a convertible debenture. These warrants are exercisable at $0.30 per share and expire at the end of five years.

NOTE 13.	SUBSEQUENT EVENTS

On April 1, 2022, the Company entered into a convertible debenture with an accredited investor in the amount of $48,750. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 days to the date of the conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%. This debenture matures April 1, 2023.

On April 18, 2022, the Company issued 4,615,385 common shares on partial conversion of a debenture dated September 29, 2021 at $0.0065 per share for a total of $30,000 principal.

On April 28, 2022, the Company entered into a $5,000,000 equity line of credit with Tysadco Partners, LLC, with a two-year term. The Company may draw down between $50,000 and $1,000,000. Settlement is common shares up to 9.99% after which preferred shares would be purchased. Purchase price is 75% of the average of the two lowest daily traded VWAP (volume weighted average price) prices during the valuation period. The Company has undertaken to register the securities on a form S-1 within 60 days from execution date. The Company received $250,000 on May 4, 2022 in exchange for 25,000,000 common shares at $0.01.

On May 2, 2022, the Company issued 4,264,113 common shares on remaining conversion of a debenture dated September 29, 2021 at $0.0062 per share for principal of $23,750 plus interest of $2,687.50.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2021 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

During the three month period ending March 31, 2022 the Company had no revenues from operations. Loss from operations for the three months ended March 31, 2022 was $715,558 compared with a loss in the prior year of $721,345, for a net loss of $2,071,982 for the most recent quarter, compared with a prior year net income of $1,197,974.

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

Overview and History

The Company was originally incorporated in the State of Colorado in August 1998 under the name “Network Acquisitions, Inc.” The Company changed our name to Cavion Technologies, Inc. in February 1999 and subsequently to Concord Ventures, Inc. in October 2006.

On December 21, 2000, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, the Company sold our entire business, and all of our assets, for the benefit of our creditors. After the sale, the Company still had liabilities of $8.4 million and were subsequently dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of the Company’s remaining directors resigned. On March 13, 2001, the Company had no business or other source of income, no assets, no employees or directors, outstanding liabilities of approximately $8.4 million and had terminated their duty to file reports under securities law. In February 2008, the Company was re-listed on the OTC Bulletin Board.

In April 2010, the Company re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of their wholly-owned subsidiaries. As a result of this reorganization, the Company’s name was changed to “Golden Dragon Inc.”, which became the surviving publicly quoted parent holding company.

On May 9, 2014, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with CannaPharmaRx, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, a former President, Chief Executive Officer, Chief Financial Officer and director of the Company. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 shares of our common stock from Mr. Cutler and an additional 9,000,000 restricted common shares directly from the Company.

On May 15, 2014, as amended and effective January 29, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger”) pursuant to which Canna Colorado became a subsidiary of our Company.

 In October 2014, the Company changed their legal name to “CannaPharmaRx, Inc.”

Pursuant to the Merger all of the shares of the Company’s common stock previously owned by Canna Colorado were canceled. As a result of the aforesaid transactions, the Company became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development.

In April 2016, we ceased operations. The Company’s then management resigned their respective positions with our Company with the exception of Mr. Gary Herick, who remained one of the Company’s officers and directors until April 23, 2019.

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

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because the Company is a minority shareholder of GN and GN is a privately held company, the Company cannot confirm that the information it currently has on GN’s operations is complete or fully reliable. GN estimates annual total production capacity from the Stevensville facility of up to 5,000 kilograms of cannabis. GN believes the Stevensville facility to be complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019, GN commenced cultivation activities and began generating revenues during the first calendar quarter of 2020.

On January 1, 2022, the Company entered into a 20 year finance lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licensing process is currently underway, and production and sales are anticipated in Q3, 2022.

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

Wholly-Owned Subsidiaries

Our wholly-owned subsidiaries are:

CannaPharmaRx Canada Corp. (Alberta). CannaPharmaRx Canada Corp. is a wholly owned subsidiary of the Company. This subsidiary’s sole purpose and business is to hold the shares of Alternative Medical Solutions Inc. (Ontario).

Alternative Medical Solutions Inc. (Ontario). Alternative Medical Solutions Inc. (Ontario) is a wholly owned subsidiary of the CannaPharmaRx Canada Corp.

2323414 Alberta Ltd is a wholly owned subsidiary of CannaPharmaRx Inc. This subsidiary’s role is the business and operations of our Cremona, Alberta, Canada, production facility, currently being readied for operations anticipated in Q3 of 2022.

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

Based on information currently available in the marketplace we believe that GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. GN estimates annual total production capacity from the Stevensville facility of up to 5,000 kilograms of cannabis. GN advised that the Stevensville facility is complete, and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019 GN commenced cultivation activities, with the initial harvest in the first quarter of 2020. Additionally, it is our current understanding that GN intends to increase cannabis production by building additional cannabis cultivation facilities on the excess land presently owned adjacent to the existing Stevensville facility, provided that additional funding can be obtained on commercially reasonable terms. Neither we nor GN have any firm commitment to provide any of the funds necessary for expansion as of the date of this report..

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

Cremona

On January 1, 2022, the Company entered into a 20 year finance lease with Formosa Mountain Ltd for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 Kg per year plant, built in 2015 as a state of the art facility. Retooling of the facility is currently underway, as is the licensing process. Production and sales are anticipated in Q3 of 2022.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the three months ended March 31, 2022 or 2021. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the three months ended March 31, 2022 or 2021 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the fiscal years ended March 31, 2022 and 2021, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in three months ended March 31 2022 was $715,558 compared to $721,345 for the three months ended March 31, 2021, a decrease of $5,787. The decrease in the 2022 period is primarily attributable to increases in general and administrative, amortization and depreciation, and payroll from the ramp up of the Cremona facility, offset by a reduction in stock based compensation and professional fees.

Other income (expense)

Other expense was $1,356,424 for the three months ended March 31, 2022, compared to other income of $1,919,319, an increase of $3,275,743. The increase is primarily attributable to the change in fair value of derivative liability.

Net Income (Loss)

As a result of the foregoing, the Company had a net loss of $2,071,982, and a net income of $1,197,974, for the periods ended March 31, 2022, and March 31, 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had $79,676 in cash as compared to $27,767 at December 31, 2021.

Cash flows from operating activities

The Company used $375,184 in operating activities for the first three months ended March 31, 2022 as compared to $799,241 during the prior year comparable quarter. During the first quarter ended March 31, 2022 the Company had a net loss of $2,071,982, stock-based compensation expense of $45,245, amortization of debt discount of $100,971, loss on the extinguishment of debt of $320,243, beneficial conversion feature of convertible notes of $227,386, change in the fair value of derivatives of $585,033, depreciation of $942, right of use asset, net of $122,950, and an increase to payables and accruals of $294,028. During the prior year quarter ended March 31, 2021 the Company had net income of $1,197,974, stock based compensation expense of $96,700, amortization of debt discount of $287,544, loss on extinguishment of debt of $282,289, change in fair value of derivatives of $2,630,480, depreciation of $408, an increase to prepaid expenses of $277,582 and an increase to accounts payable and accruals of $243,896.

Cash flows from investing activities

The Company used $16,758 during the first three months ended March 31, 2022 in investing activities as compared to using $45,804 during the three month period ended March 31, 2021. This included the right of use asset, offset slightly by the purchase of plant equipment in the current year, vs computer equipment and a further investment in Klonetics in the prior year.

Cash flows from financing activities

During the three months ended March 31, 2022, $516,265 was provided from financing activities, including $476,250 from convertible loans and notes payable and $40,015 from the sale of Common Stock. During the prior year quarter the Company received $292,060 from convertible loans and notes payable, $244,104 from the sale of common stock, offset slightly by $39,441 from the settlement of preferred stock

In general, based on historical losses, the Company will be required to continue raising operating capital through debt and equity.

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

SUBSEQUENT EVENTS

On April 1, 2022, the Company entered into a convertible debenture with an accredited investor in the amount of $48,750. This debenture bears interest of 10% and is convertible into common shares at 61% of the lowest closing price during the previous 20 days to the date of the conversion. Prepayment of this note is authorized at 115% - 135% up to 180 days. In the event of default interest increases to 22%. This debenture matures April 1, 2023.

On April 18, 2022, the Company issued 4,615,385 common shares on partial conversion of a debenture dated September 29, 2021 at $0.0065 per share for a total of $30,000 principal.

On April 28, 2022, the Company entered into a $5,000,000 equity line of credit with Tysadco Partners, LLC, with a two-year term. The Company may draw down between $50,000 and $1,000,000. Settlement is common shares up to 9.99% after which preferred shares would be purchased. Purchase price is 75% of the average of the two lowest daily traded VWAP (volume weighted average price) prices during the valuation period. The Company has undertaken to register the securities on a form S-1 within 60 days from execution date. The Company received $250,000 on May 4, 2022 in exchange for 25,000,000 common shares at $0.01.

On May 2, 2022, the Company issued 4,264,113 common shares on remaining conversion of a debenture dated September 29, 2021 at $0.0062 per share for principal of $23,750 plus interest of $2,687.50.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2022.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended March 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRx Inc. and Does 1 – 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CannaPharmaRx Inc. (CPMD) breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 millions dollars plus attorneys’ fees and costs. CPMD intends to vigorously defend against BCI’s lawsuit, going forward. The parties conducted a court-ordered mediation and the parties are engaging in on-going discussions.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our equity securities during the three months ended March 31, 2022, or subsequent thereto.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2022.

CannaPharmaRx, Inc.

By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

