Form 10-Q
period 2022-06-30
CANNAPHARMARX, INC.
filed 2022-08-22
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2022

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of [DATE OF 10-Q FILING], was 230,895,653 shares.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$5,179	$27,767
HST Receivable	13,517	1,771
Prepaid expense	16,759	–
Total current assets	35,455	29,538
Property, plant and equipment, net	117,303	6,032
Right of use building, net	5,531,283	–
Investments	78,760	78,760
Total Assets	$5,762,801	$114,330

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,079,344	$3,129,257
Accrued interest	84,677	194,407
Accrued legal settlement	190,000	190,000
Liability for right of use building -short term	204,124	–
Notes payable	8,095,120	8,223,888
Convertible notes -net of discount	1,058,001	775,448
Derivative liability	1,153,920	507,494
Loan payable - related party	34,113	19,757
Total current liabilities	14,899,299	13,040,251

Liability for right of use building long-term	5,567,663	–

Total Liabilities	20,466,962	13,040,251

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 58,180 and 67,191 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	58,180	67,191
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 475,000 and 475,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 227,447,761 and 125,509,810 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	22,744	12,551
Treasury stock, 133,200 and -0- shares as of June 30, 2022 and December 31, 2021, respectively	(13)	(13)
Additional paid in capital	74,705,213	73,055,579
Retained earnings (deficit)	(89,742,630)	(86,164,319)
Accumulated other comprehensive income (loss)	(222,655)	(371,909)
Total Stockholders' Equity (Deficit)	(14,704,161)	(12,925,920)
Total Liabilities and Stockholders' (Equity)	$5,762,801	$114,330

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating Expenses:
General and administrative	169,814	359,377	309,249	508,146
Amortization and depreciation	71,553	776	145,617	1,184
Stock based compensation	45,244	96,700	90,489	193,399
Rent	4,700	(4,664)	9,439	4,814
Professional fees	164,658	295,753	342,062	714,356
Payroll and consulting fees	248,171	48,138	522,842	95,526
Total operating expenses	704,140	796,080	1,419,698	1,517,424
Income (loss) from operations	(704,140)	(796,080)	(1,419,698)	(1,517,424)

Other income (expense)
Interest (expense)	(550,383)	(609,848)	(1,001,531)	(1,038,720)
Gain or (loss) on the extinguishment of debt	(190,413)	(706,974)	(510,656)	(989,263)
Change in the fair value of derivative liability	(61,393)	447,493	(646,426)	3,077,973
Other income (expense) net	(802,189)	(869,329)	(2,158,613)	1,049,990
Income (loss) before provision for income taxes	(1,506,329)	(1,665,409)	(3,578,311)	(467,434)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	(1,506,329)	(1,665,409)	(3,578,311)	(467,434)

Basic and diluted earnings(loss) per common share	$(0.01)	$(0.03)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	199,835,266	57,235,013	174,665,264	52,664,431

Comprehensive loss:
Net income (loss)	(1,506,329)	(1,665,409)	(3,578,311)	(467,434)
Foreign currency translation adjustment	270,004	(77,042)	149,254	(173,620)
Comprehensive income (loss)	(1,236,325)	(1,742,451)	(3,429,057)	(641,054)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	(3,578,311)	$(467,434)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	90,489	193,399
Advertising expense paid with common stock	–	189,000
Common stock issued in connection with financing	631,915	50,085
Amortization of debt discount	216,949	735,949
Loss on the extinguishment of debt	291,800	989,263
Beneficial conversion feature of convertible notes	–	–
Change in the fair value of derivatives	646,427	(3,077,973)
Depreciation and amortization	198,354	1,190
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	–	(238,498)
HST Receivable	(11,774)	(1,430)
Prepaids	(16,759)	–
Accrued interest	36,180	54,087
Accounts payable and accrued expense	809,504	516,659
Net cash provided by (used for) operating activities	(685,226)	(1,055,704)

Cash Flows From Investing Activities:
Purchase of fixed assets	(60,698)	(6,406)
Purchase of private company equity	–	(39,490)
Net cash provided by (used for) investing activities	(60,698)	(45,896)

Cash Flows From Financing Activities:
Reduction of finance lease liability	(78,975)	–
Proceeds from the sale of preferred stock	–	55,000
Proceeds from convertible loans, net of repayments	641,200	388,083
Proceeds from notes payable, net of repayment	–	238,560
Proceeds from the sale of common stock in private placements	290,012	291,064
Proceeds (repayment of related party loans), net	25,996	(233,539)
Net cash provided by (used for) financing activities	878,233	739,168

Effect of exchange rates on cash and cash equivalents	(154,897)	137,621
Net Increase (Decrease) In Cash	132,309	(362,432)
Cash At The Beginning Of The Period	27,767	334,969
Cash At The End Of The Period	5,179	110,158

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of right of use assets for lease obligations	$5,727,811	$–
Common stock issued as a financing expense on convertible notes	$147,000	$50,085
Common stock issued for advertising expense	$–	$189,000
Common stock issued to convert convertible notes and accrued interest into equity	$831,514	$764,353

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Accumulated other compre- hensive income	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	deficit	(loss)	Deficit
Balance, December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699	133,200	(13)	$68,336,249	$(77,331,820)	(345,714)	$(8,801,601)

Net loss	–	–	–	–	–	–	–	–	–	1,197,975	–	1,197,975

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(96,578)	(96,578)

Conversion of Series A Preferred to common	(200)	(200)	–	–	250,000	25	–	–	175	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	1,442,101	$144	–	–	474,715	–	–	474,859

Sale of common stock in a private placement	–	–	–	–	860,000	$86	–	–	244,018	–	–	244,104

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	34,205	–	–	34,205

Stock based compensation related to warrant issuance	–	–	–	–	–	–	–	–	96,700	–	–	96,700

Balance, March 31, 2021	59,800	$59,800	475,000	$475,000	49,538,895	$4,954	133,200	$(13)	69,186,061	$(76,133,846)	$(442,293)	$(6,850,337)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,665,409)	–	(1,665,409)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(77,042)	(77,042)

Purchase of Series A Preferred	1,760	1,760	–	–	–	–	–	–	53,240	–	–	55,000

Conversion of Series A Preferred to common stock	(3,380)	(3,380)	–	–	4,225,000	423	–	–	2,958	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	17,531,700	1,753	–	–	762,600	–	–	764,353

Sale of common stock in private placement	–	–	–	–	400,000	40	–	–	46,920	–	–	46,960

Loss on loan conversions	–	–	–	–	–	–	–	–	706,974	–	–	706,974

Issuance of common stock for services	–	–	–	–	1,800,000	180	–	–	188,820	–	–	189,000

Commitment shares issued with convertible note	–	–	–	–	265,000	27	–	–	50,059	–	–	50,086

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	289,426	–	–	289,426

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	96,700	–	–	96,700

Balance, June 30, 2021	58,180	$58,180	475,000	$475,000	73,760,595	$7,376	133,200	$(13)	71,383,756	$(77,799,255)	$(519,334)	$(6,394,290)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

(unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumualted	Other compre- hensive income	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(loss)	Deficit
Balance at December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

Net income (loss)	–	–	–	–	–	–	–	–	–	(2,071,982)	–	(2,071,982)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(120,750)	(120,750)

Conversion of Series A Preferred to common stock	(9,011)	(9,011)	–	–	11,263,750	1,126	–	–	7,885	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	28,186,741	2,819	–	–	499,096	–	–	501,915

Sale of common stock in private placement	–	–	–	–	2,500,000	250	–	–	39,765	–	–	40,015

Issuance of common stock for services	–	–	–	–	–	–	–	–	–	–	–	–

Commitment shares issued with convertible note	–	–	–	–	1,000,000	100	–	–	16,900	–	–	17,000

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	227,386	–	–	227,386

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, March 31, 2022	58,180	$58,180	475,000	$475,000	168,460,301	16,846	133,200	$(13)	$73,891,856	$(88,236,301)	$(492,659)	$(14,287,090)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,506,329)	–	(1,506,329)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	270,004	270,004

Conversion of convertible notes to common shares	–	–	–	–	23,987,460	2,398	–	–	327,201	–	–	329,599

Sale of common stock in private placement	–	–	–	–	25,000,000	2,500	–	–	247,497	–	–	249,997

Commitment shares issued with private placement	–	–	–	–	10,000,000	1,000	–	–	129,000	–	–	130,000

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	64,414	–	–	64,414

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, June 30, 2022	58,180	$58,180	475,000	$475,000	227,447,761	22,744	133,200	$(13)	$74,705,213	$(89,742,630)	$(222,655)	$(14,704,161)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH INTERIM PERIODS ENDED JUNE 30, 2022 AND 2021

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

On January 1, 2022, the Company entered into a 20 year finance lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licensing process is currently underway, and production and sales are anticipated in Q4 of 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On June 30, 2022, and December 31, 2021, the Company's cash and cash equivalents totaled $5,179 and $27,767 respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2022, and December 31, 2021, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

 Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. These derivative liabilities arose in 2022 and 2021 due to the issuance of variably priced convertible notes. For the periods ended June 30, 2022, and December 31, 2021, the Company had derivative liabilities of $1,153,920 and $507,494 respectively.

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

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at June 30, 2022.

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

The Company had no goodwill recorded at June 30, 2022.

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

The Company had a net balance at June 30, 2022 of $117,303 in plant and office equipment. The Company had a net balance at December 31, 2021 of $6,032 in plant and office equipment.

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

The most significant impact of adoption was the recognition of finance lease assets and finance lease liabilities of $5,531,283 and $5,771,787, respectively as June 30, 2022. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material effect on the Company’s financial statements and financial statement disclosures.

NOTE 2.	GOING CONCERN AND LIQUIDITY

As of June 30, 2022, and December 31, 2021, the Company had $5,179 and $27,767 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of June 30, 2022, the Company had negative working capital totaling $14,863,444 and an accumulated deficit of $89,742,630.

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

As of June 30, 2022, and December 31, 2021, the balance of investments was $78,760 and $78,760 respectively.

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

As of June 30, 2022, the Company’s investment in Klonetics was $78,760.

NOTE 4.	PREPAID EXPENSES

The following tables set forth the components of the Company’s prepaid expenses as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Prepaid expenses	$16,759	$–
Total	$16,759	$–

This prepaid represents a deposit paid to a vendor for a forklift, currently on order. When the asset is delivered, the full value will be capitalized as a fixed asset.

NOTE 5.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on June 30, 2022, and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$63,470	$(6,865)	$56,605	$11,154	$(5,122)	$6,032
Plant equipment	21,604	–	21,604	–	–	–
Plant improvements	39,094	–	39,094	–	–	–

Total fixed assets	$124,168	$(6,865)	$117,303	$11,154	$(5,122)	$6,032

For the six months ended June 30, 2022, and 2021, the Company recorded depreciation expense of $1,743 and $1,184 respectively.

NOTE 6.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021

Accounts payable and accrued expenses	$4,079,344	$3,129,257
Accrued interest (a)	84,677	194,407
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$4,354,021	$3,513,664

_____________________

(a)	Represents interest accrued on the outstanding convertible notes and other notes - see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 7.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Loan payable, related parties(a)	$34,113	$19,757

Total loan payable, related parties	$34,113	$19,757

(a)	Interest-free loan of $19,757 due to former directors, and a further $14,356 interest-free loan from a current director.

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

NOTE 8.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021

Principal value of convertible notes	$1,274,950	$943,017
Note discount	(216,949)	(167,569)
Total convertible notes, net current	$1,058,001	$775,448

During the six months ended June 30, 2022, and June 30, 2021, the Company received proceeds from convertible notes of $641,200 and $388,083, respectively.

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

June 30, 2022 Activity

During the six months ended June 30, 2022 the Company received proceeds from convertible notes of $641,200.

During the six months ended June 30, 2022, the Company recorded $43,899 in interest expense on its convertible notes and amortized $216,949 of note discount which was charged to interest expense. As of June 30, 2022 there was $84,677 in accrued interest on these notes, and $216,949 in unamortized note discount relating to these notes. As of the date of this Report, there were seven notes amounting to $600,000 that was past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the six months ended June 30, 2022, the Company issued 52,174,201 common shares upon the conversion of $309,267 in convertible notes and recorded a loss on conversion of $291,800.

Derivative liability

As of and December 31, 2021, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2022	December 31, 2021
Exercise Price	$0.00671 – 0.01	$0.1342 – 0.0345
Stock Price	$0.01	$0.013 – 0.05
Risk-free interest rate	2.80%	0.04% – 0.09%
Expected volatility	242.4%	128.50 – 227.10%
Expected life (in years)	1.00	1.00
Expected dividend yield	0%	0%
Fair Value:	$1,153,919	$507,494

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

During the period ended June 30, 2022, the Company recognized a loss of $646,426 as “Other Expense” on its Consolidated Statements of Operations, which represented the net change in the value of the derivative liability.

NOTE 9.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Promissory Notes	$8,095,120	$8,223,888

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

NOTE 10.	LEASES

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

The most significant impact of adoption was the recognition of finance lease assets and finance lease liabilities of $5,531,283 and $5,771,787, respectively as at June 30, 2022. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting.

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

The weighted average remaining lease term is 19.5 years and the weighted average discount rate is 16.9%.

Future lease payments under our non-cancellable leases as of June 30, 2022 were as follows ($CAD):

2022	$ 495,000
2023	$1,039,500
2024	$1,091,748
2025	$1,146,335
2026	$1,203,652

NOTE 11.	INCOME TAXES

As of June 30, 2022, the Company has approximately $86,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of June 30, 2022, the Company has no unrecognized income tax benefits.

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

9,011 Preferred A shares were converted into common shares during the six months ended June 30, 2022 at 1250:1.

There were 58,180 shares and 67,191 shares of Series A Preferred Stock issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.

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

There were 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.

Common stock

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2022, and December 31, 2021, there were 227,447,761 and 125,509,810 shares of Common Stock issued and outstanding, respectively.

Shares Reserved for Issuance

As of June 30, 2022, the Company had 162,500,589 Common Shares reserved for issuance. These shares are comprised of 72,725,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 87,803,061 shares issuable upon a conversion of the convertible notes, and 1,497,528 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended June 30, 2022, and December 31, 2021, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on June 30, 2022 and December 31, 2021:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding December 31, 2019	1,869,750	$0.92	.55
Warrants exercised	(25,000)
Warrants outstanding December 31, 2020	1,844,750	$0.92	.25
Warrants issued (a)	477,778	$0.30	4.17
Warrants forfeited	(825,000)
Warrants outstanding December 31, 2021	1,497,778	$0.79	2.75
Warrants outstanding June 30, 2022	1,497,778

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The Company issued 477,448 common share purchase warrants during the second quarter ended June 30, 2021 to an accredited investor as part of a convertible debenture. These warrants are exercisable at $0.30 per share and expire at the end of five years.

NOTE 14.	SUBSEQUENT EVENTS

On July 13, 2022, the Company issued 4,584,298 common shares on final conversion of a convertible debenture dated December 1, 2021 for $23,750 principal plus $2,437.50 interest for a total of $26,187.50 @ $0.0057.

On July 18, 2022, the Company issued 2,631,579 common shares on partial conversion of a debenture dated January 3, 2022 at $0.0057 per share for a total of $15,000 principal.

On July 25, 2022, the Company issued 5,597,015 common shares on remaining conversion of a debenture dated January 3, 2022 at $0.0067 per share for principal of $35,000 plus interest of $2,500 for a total of $37,500.

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

During the six month period ending June 30, 2022 the Company had no revenues from operations. Loss from operations for the six months ended June 30, 2022 was $1,419,698 compared with a loss in the prior year of $1,517,424, for a net loss of $3,578,311 for the most recent quarter, compared with a prior year net loss of $467,434.

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

On January 1, 2022, the Company entered into a 20 year finance lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The licensing process is currently underway, and production and sales are anticipated in Q4, 2022.

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

2323414 Alberta Ltd is a wholly owned subsidiary of CannaPharmaRx Inc. This subsidiary’s role is the business and operations of our Cremona, Alberta, Canada, production facility, currently being readied for operations anticipated in Q4 of 2022.

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

Following is a description of the projects we are pursuing as of the date of this Report:

Cremona

On January 1, 2022, the Company entered into a 20 year finance lease with Formosa Mountain Ltd for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 Kg per year plant, built in 2015 as a state of the art facility. Retooling of the facility is currently underway, as is the licensing process. Production and sales are anticipated in Q4 of 2022.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the three or six months ended June 30, 2022 or 2021. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the three or six months ended June 30, 2022 or 2021 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the three and six month periods ended June 30, 2022 and 2021, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in three months ended June 30, 2022 was $704,140 compared to $796,080 for the three months ended June 30, 2021, a decrease of $91,940. The decrease in the 2022 period is primarily attributable to decreases in general and administrative and professional fees, offset slightly due to an increase in payroll as ramp up is underway for Cremona.

Overall operating expenses in the six month period ended June 30, 2022 was $1,419,698 compared to $1,517,424 in the prior year for a decrease of $97,726. This decrease is due to general and administrative expenses, stock based compensation expense, and professional fees, offset slightly due to an increase in payroll for Cremona.

Other expense was $802,189 for the three months ended June 30, 2022, compared to other expense of $869,329, a decrease of $67,140. The decrease is primarily attributable to a reduction in interest expense and loss on extinguishment of debt, offset slightly by the change in fair value of derivative liability.

Other expense for the six months ended June 30, 2022 was $2,158,613 compared to other income in the comparable prior year period of $1,049,990, increasing expense over the prior year by $3,208,603 due to the change in fair value derivative liability.

Net Income (Loss)

As a result of the foregoing, the Company had a net loss of $1,506,329 for the three months ended June 30, 2022, and a net loss of $1,665,409 for the comparable prior year period. Further, the Company had a net loss of $3,578,311 for the six month period ended June 30, 2022 as compared to a net loss of $467,434 for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had $5,179 in cash as compared to $27,767 at December 31, 2021.

Cash flows from operating activities

The Company used $685,226 operating activities for the first six months ended June 30, 2022 as compared to $1,055,704 during the prior year comparable quarter. During the first six months ended June 30, 2022 the Company had a net loss of $3,578,311, stock-based compensation expense of $90,489, common stock issued in connection with financing of $631,915, amortization of debt discount of $216,949, loss on the extinguishment of debt of $291,800, change in the fair value of derivatives of $646,427, depreciation and amortization of $198,354, and an increase to payables and accruals of $817,151. During the prior year period ended June 30, 2021 the Company had a net loss of $467,435, stock based compensation expense of $193,399, common stock issued for advertising and financing fees of $239,085, amortization of debt discount of $735,949, loss on extinguishment of debt of $989,263, change in fair value of derivatives of $3,077,973, depreciation of $1,190, an increase to prepaid expenses of $238,498 and an increase to accounts payable and accruals of $569,316.

Cash flows from investing activities

The Company used $60,698 during the first six months ended June 30, 2022 in investing activities as compared to using $45,896 during the six month period ended June 30, 2021. This included additions to fixed assets in the current year vs. a further investment in Klonetics in the prior year.

Cash flows from financing activities

During the six months ended June 30, 2022, $878,233 was provided from financing activities, including $641,200 from convertible loans, $25,996 from related party loans and $290,012 from the sale of Common Stock, offset slightly by $78,975 in reduction of finance lease liability. During the prior year comparable period the Company received $739,168 from financing activities, including $55,000 from the sale of preferred stock, $626,643 from convertible loans and notes payable, $291,064 from the sale of common stock, offset slightly by $233,539 from the repayment of related party loans.

In general, based on historical losses, the Company will be required to continue raising operating capital through debt and equity.

Currently, we have no committed source for any funds to allow us to complete any of our proposed acquisitions or projects. No representation is made that any funds will be available when needed. In the event funds cannot be raised, if and when needed, we may not be able to carry out our business plan. Our inability to obtain funding for our projects will have a negative impact on our anticipated results of operations.

SUBSEQUENT EVENTS

On July 13, 2022, the Company issued 4,584,298 common shares on final conversion of a convertible debenture dated December 1, 2021 for $23,750 principal plus $2,437.50 interest for a total of $26,187.50 @ $0.0057.

On July 18, 2022, the Company issued 2,631,579 common shares on partial conversion of a debenture dated January 3, 2022 at $0.0057 per share for a total of $15,000 principal.

On July 25, 2022, the Company issued 5,597,015 common shares on remaining conversion of a debenture dated January 3, 2022 at $0.0067 per share for principal of $35,000 plus interest of $2,500 for a total of $37,500.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2022.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended June 30, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRx Inc. and Does 1 – 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CannaPharmaRx Inc. (CPMD) breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 millions dollars plus attorneys’ fees and costs. CPMD intends to vigorously defend against BCI’s lawsuit, going forward. On April 20, 2022, the parties conducted a court-ordered mediation and the parties are engaging in on-going due diligence regarding possible settlement. A Post-Mediation Status Conference has been set for August 8, 2022.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any of our equity securities during the three or six months ended June 30, 2022, or subsequent thereto.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2022.

CannaPharmaRx, Inc.

Dated: August 22, 2022	By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

Dated: August 22, 2022	By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

