Form 10-Q
period 2022-09-30
CANNAPHARMARX, INC.
filed 2022-11-21
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2022

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 21, 2022 was 257,569,176 shares.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$7,502	$27,767
HST Receivable	17,004	1,771
Prepaid expense	71,746	–
Other assets	5,837	–
Total current assets	102,088	29,538
Property, plant and equipment, net	105,615	6,032
Right of use building, net	5,133,871	–
Investments	78,760	78,760
Total Assets	$5,420,335	$114,330

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,348,220	$3,129,257
Accrued interest	122,476	194,407
Accrued legal settlement	190,000	190,000
Common shares payable	249,991	–
Notes payable	7,628,336	8,223,888
Convertible notes -net of discount	1,061,624	775,448
Derivative liability	1,233,889	507,494
Loan payable - related party	94,471	19,757
Total current liabilities	14,929,007	13,040,251
Liability for right of use building long-term	5,476,059	–
Total Liabilities	20,405,066	13,040,251

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 52,416 and 67,191 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	52,416	67,191
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 2,475,000 and 475,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,475,000	475,000
Common stock, $0.0001 par value; 300,000,000 shares authorized, 257,569,176 and 125,509,810 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	25,756	12,551
Treasury stock, 133,200 and -0- shares as of September 30, 2022 and December 31, 2021, respectively	(13)	(13)
Additional paid in capital	73,211,703	73,055,579
Accumulated deficit	(91,055,878)	(86,164,319)
Accumulated other comprehensive income (loss)	306,285	(371,909)
Total Stockholders' Equity (Deficit)	(14,984,731)	(12,925,920)
Total Liabilities and Stockholders' (Equity)	$5,420,335	$114,330

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenue	$–	$–	$–	$–

Operating Expenses:
General and administrative	201,818	170,906	511,067	679,052
Acquisition expenses	–	209,500	–	209,500
Amortization and depreciation	75,973	762	221,589	1,946
Stock based compensation	45,245	96,700	135,734	290,099
Travel and entertainment	–	377	–	377
Rent	3,038	4,779	12,477	9,593
Professional fees	97,016	240,215	439,078	954,571
Payroll and consulting fees	165,385	47,964	688,228	143,490
Total operating expenses	588,475	771,203	2,008,173	2,288,628
Income (loss) from operations	(588,475)	(771,203)	(2,008,173)	(2,288,628)

Other income (expense)
Interest (expense)	(441,673)	(260,106)	(1,443,204)	(1,298,826)
Gain or (loss) on the extinguishment of debt	(203,130)	(237,226)	(713,786)	(1,226,489)
Change in the fair value of derivative liability	(79,970)	(383,753)	(726,396)	2,694,220
Other income	–	622,683	–	622,683
Other income (expense) net	(724,773)	(258,402)	(2,883,386)	791,588
Income (loss) before provision for income taxes	(1,313,248)	(1,029,605)	(4,891,559)	(1,497,040)
Provision (credit) for income tax	–	–	–	–
Net income (loss)	(1,313,248)	(1,029,605)	(4,891,559)	(1,497,040)

Basic and diluted earnings(loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	241,098,037	84,415,273	197,052,865	63,264,348

Comprehensive loss:
Net income (loss)	(1,313,248)	(1,029,605)	(4,891,559)	(1,497,040)
Foreign currency translation adjustment	528,940	188,848	678,194	15,228
Comprehensive income (loss)	(784,308)	(840,757)	(4,213,365)	(1,481,812)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(4,891,559)	$(1,497,040)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	135,734	290,099
Advertising expense paid with common stock	–	211,200
Stock issued in connection with financing	631,915	51,010
Amortization of debt discount	383,543	954,024
Loss on the extinguishment of debt	713,786	1,226,489
Change in the fair value of derivatives	646,426	(2,694,220)
Depreciation	221,589	1,946
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses	–	(35,170)
HST Receivable	(15,365)	(1,035)
Prepaids	(15,757)	–
Other assets	(5,837)	–
Accrued interest	73,978	(52,538)
Accrued expense related party	141,372	42,726
Accounts payable and accrued expense	956,311	(584,859)
Net cash provided by (used for) operating activities	(1,023,863)	(2,087,367)

Cash Flows From Investing Activities:
Purchase of fixed assets	(106,886)	(6,232)
Net impact from sale of AMS building excluding mortgage payoff	–	539,376
Purchase of private company equity	–	(39,490)
Net cash provided by (used for) investing activities	(106,886)	493,654

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock	–	410,000
Common stock payable	249,991	–
Proceeds from convertible loans, net of repayments	694,950	427,086
Proceeds from notes payable, net of repayment	–	238,560
Proceeds from the sale of common stock in private placements	290,012	291,064
Proceeds (repayment of related party loans), net	74,714	(255,001)
Net cash provided by (used for) financing activities	1,309,667	1,111,709

Effect of exchange rates on cash and cash equivalents	(199,183)	259,857
Net Increase (Decrease) In Cash	178,918	(482,004)
Cash At The Beginning Of The Period	27,767	334,969
Cash At The End Of The Period	$7,502	$112,822

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of right of use assets for lease obligations	$5,727,811	$–
Stock issued as a financing expense on convertible notes	$147,000	$51,010
Preferred atock issued as a deposit on an acquisition	$55,989	$–
Common stock issued for advertising expense	$–	$211,200
Common stock issued to convert convertible notes and accrued interest into equity	$1,180,269	$918,611

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

											Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	deficit	income (loss)	Deficit
Balance, December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,601)

Net loss	–	–	–	–	–	–	–	–	–	1,197,974	–	1,197,974
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(96,578)	(96,578)
Conversion of Series A Preferred to common	(200)	(200)	–	–	250,000	25	–	–	175	–	–	–
Conversion of convertible notes to common shares	–	–	–	–	1,442,101	144	–	–	474,715	–	–	474,859
Sale of common stock in a private placement	–	–	–	–	860,000	86	–	–	244,018	–	–	244,104
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	34,205	–	–	34,205
Stock based compensation related to warrant issuance	–	–	–	–	–	–	–	–	96,700	–	–	96,700

Balance, March 31, 2021	59,800	$59,800	475,000	$475,000	49,538,895	$4,954	133,200	$(13)	$69,186,061	$(76,133,846)	$(442,293)	$(6,850,337)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,665,409)	–	(1,665,409)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(77,042)	(77,042)
Purchase of Series A Preferred	1,760	1,760	–	–	–	–	–	–	53,240	–	–	55,000
Conversion of Series A Preferred to common stock	(3,380)	(3,380)	–	–	4,225,000	423	–	–	2,958	–	–	–
Conversion of convertible notes to common shares	–	–	–	–	17,531,700	1,753	–	–	762,600	–	–	764,353
Sale of common stock in private placement	–	–	–	–	400,000	40	–	–	46,920	–	–	46,960
Loss on loan conversions	–	–	–	–	–		–	–	706,974	–	–	706,974
Issuance of common stock for services	–	–	–	–	1,800,000	180	–	–	188,820	–	–	189,000
Commitment shares issued with convertible note	–	–	–	–	265,000	27	–	–	50,059	–	–	50,086
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	289,426	–	–	289,426
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	96,700	–	–	96,700

Balance, June 30, 2021	58,180	$58,180	475,000	$475,000	73,760,595	$7,376	133,200	$(13)	71,383,756	$(77,799,255)	(519,334)	$(6,394,290)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,029,605)	–	(1,029,605)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	188,848	188,848
Purchase of Series A Preferred	14,733	14,733	–	–	–	–	–	–	340,267	–	–	355,000
Conversion of Series A Preferred to common stock	(7,484)	(7,484)	–	–	9,355,000	936	–	–	6,549	–	–	–
Conversion of convertible notes to common shares	–	–	–	–	11,607,877	1,161	–	–	153,098	–	–	154,258
Loss on loan conversions	–	–	–	–	–	–	–	–	237,226	–	–	237,226
Issuance of common stock for services	–	–	–	–	600,000	60	–	–	22,140	–	–	22,200
Commitment shares issued with convertible note	–	–	–	–	25,000	3	–	–	923	–	–	925
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	81,066	–	–	81,066
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	96,700	–	–	96,700

Balance, September 30, 2021	65,429	$65,429	475,000	$475,000	95,348,472	$9,535	133,200	$(13)	72,321,723	$(78,828,860)	$(330,485)	$(6,287,673)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	income (loss)	Deficit
Balance at December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

Net income (loss)	–	–	–	–	–	–	–	–	–	(2,071,982)	–	(2,071,982)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(120,750)	(120,750)
Conversion of Series A Preferred to common stock	(9,011)	(9,011)	–	–	11,263,750	1,126	–	–	7,885	–	–	–
Conversion of convertible notes to common shares	–	–	–	–	28,186,741	2,819	–	–	499,096	–	–	501,915
Sale of common stock in private placement	–	–	–	–	2,500,000	250	–	–	39,765	–	–	40,015
Issuance of common stock for services	–	–	–	–	–	–	–	–	–	–	–	–
Commitment shares issued with convertible note	–	–	–	–	1,000,000	100	–	–	16,900	–	–	17,000
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	227,386	–	–	227,386
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245
							–
Balance, March 31, 2022	58,180	$58,180	475,000	$475,000	168,460,301	16,846	133,200	$(13)	$73,891,856	$(88,236,301)	$(492,659)	$(14,287,090)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,506,329)	–	(1,506,329)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	270,004	270,004
Conversion of convertible notes to common shares	–	–	–	–	23,987,460	2,398	–	–	327,201	–	–	329,599
Sale of common stock in private placement	–	–	–	–	25,000,000	2,500	–	–	247,497	–	–	249,997
Commitment shares issued for equity line of credit	–	–	–	–	10,000,000	1,000	–	–	129,000	–	–	130,000
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	64,414	–	–	64,414
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, June 30, 2022	58,180	$58,180	475,000	$475,000	227,447,761	22,744	133,200	$(13)	$74,705,213	$(89,742,630)	$(222,655)	$(14,704,161)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,313,248)	–	(1,313,248)
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	528,940	528,940
Conversion of convertible notes to common shares	–	–	–	–	22,916,415	2,292	–	–	346,463	–	–	348,755
Conversion of Series A shares to common shares	(13,764)	(13,764)	–	–	17,205,000	1,721	–	–	12,044	–	–	–
To convert common shares issued for equity line of credit to preferred shares	8,000	8,000	–	–	(10,000,000)	(1,000)	–	–	(7,000)	–	–	–
Issuance of Series B shares for deposit on acquisition	–	–	2,000,000	2,000,000	–	–	–	–	(1,944,011)	–	–	55,989
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	53,750	–	–	53,750
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, September 30, 2022	52,416	$52,416	2,475,000	$2,475,000	257,569,176	$25,756	133,200	$(13)	$73,211,702	$(91,055,878)	$306,285	$(14,984,731)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH INTERIM PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

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

In April 2010, the Company re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, the Company completed an Agreement and Plan of Merger and Reorganization (the “Reorganization”) which provided for the merger of two of the Company’s wholly-owned subsidiaries. As a result of this reorganization, the Company’s name became “Golden Dragon Inc.,” which became the surviving publicly quoted parent holding company.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On September 30, 2022, and December 31, 2021, the Company's cash and cash equivalents totaled $7,502 and $27,767 respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2022, and December 31, 2021, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. These derivative liabilities arose in 2022 and 2021 due to the issuance of variably priced convertible notes. For the periods ended September 30, 2022, and December 31, 2021, the Company had derivative liabilities of $1,233,889 and $507,494 respectively.

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

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at September 30, 2022.

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

The Company had no goodwill recorded at September 30, 2022.

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

The Company had a net balance at September 30, 2022 of $105,615 in plant and office equipment. The Company had a net balance at December 31, 2021 of $6,032 in plant and office equipment.

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

As of September 30, 2022, and December 31, 2021, the Company had $7,502 and $27,767 cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of September 30, 2022, the Company had negative working capital totaling $14,826,919 and an accumulated deficit of $91,055,878.

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

As of September 30, 2022, and December 31, 2021, the balance of investments was $78,760 and $78,760 respectively.

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

As of September 30, 2022, the Company’s investment in Klonetics was $78,760.

NOTE 4.	PREPAID EXPENSES

The following tables set forth the components of the Company’s prepaid expenses as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Prepaid expenses	$71,746	$–
Total	$71,746	$–

The balance of prepaid expense of $71,746 is comprised of a deposit of $15,757 paid to a vendor for a forklift, currently on order; and. a deposit on an acquisition valued paid for with 2,000,000 shares of Series B preferred stock valued at $55,989.

NOTE 5.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on September 30, 2022, and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office equipment	$59,675	$(11,050)	$48,625	$11,154	$(5,122)	$6,032
Plant equipment	21,224	(531)	20,693	–	–	–
Plant improvements	36,756	(459)	36,297	–	–	–
Total fixed assets	$117,655	$(12,040)	$105,615	$11,154	$(5,122)	$6,032

For the nine months ended September 30, 2022, and 2021, the Company recorded depreciation expense of $5,175 and $1,184 respectively.

NOTE 6.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2022, and December 31, 2021.

	September 30, 2022	December 31, 2021

Accounts payable and accrued expenses	$4,348,220	$3,129,257
Accrued interest (a)	122,476	194,407
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$4,660,696	$3,513,664

_____________________

(a)	Represents interest accrued on the outstanding convertible notes and other notes - see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

Common shares payable

As of September 30, 2022 and December 31, 2021 the balance of common stock payable was $249,991 and $-0- respectively. This amount represent 25,000,000 underlying shares issuable on the Company’s equity line of credit for $250,000 in cash raised for the Company that weren’t available for issuance because the Company did not have enough authorized shares to do so. On November 14, 2022 the Company’s shareholders approved an increase in its authorized shares from 300,000,000 to 1,000,000,000. The 25,000,000 shares are expected to be issued before December 31, 2022.

NOTE 7.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021

Loan payable, related parties(a)	$94,471	$19,757
Total loan payable, related parties	$94,471	$19,757

(a)	Interest-free loan of $19,757 due to former directors, and an additional $74,713 interest-free loan from the Company’s CEO.

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

NOTE 8.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021

Principal value of convertible notes	$1,191,200	$943,017
Note discount	(129,576)	(167,569)
Total convertible notes, net current	$1,061,624	$775,448

During the nine months ended September 30, 2022, and September 30, 2021, the Company received proceeds from convertible notes of $694,950 and $427,083 respectively.

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

September 30, 2022 Activity

During the nine months ended September 30, 2022 the Company received proceeds from convertible notes of $694,950.

During the nine months ended September 30, 2022, the Company recorded $118,396 in interest expense on its convertible notes and amortized $383,543 of note discount which was charged to interest expense. As of September 30, 2022 there was $122,476 in accrued interest on these notes, and $129,576 in unamortized note discount relating to these notes. As of the date of this Report, there were seven notes amounting to $600,000 that was past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the nine months ended September 30, 2022, the Company issued 75,090,616 common shares upon the conversion of $466,483 in convertible notes and recorded a loss on conversion of $713,786.

Derivative liability

As of and December 31, 2021, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2022	December 31, 2021
Exercise Price	$0.0059 – $0.0090	$0.1342 – 0.0345
Stock Price	$0.014	$0.013 – 0.05
Risk-free interest rate	2.80%	0.04% – 0.09%
Expected volatility	365.90%	128.50 – 227.10%
Expected life (in years)	1.00	1.00
Expected dividend yield	0%	0%
Fair Value:	$1,233,889	$507,494

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

During the period ended September 30, 2022, the Company recognized a loss of $726,396 as “Other Expense” on its Consolidated Statements of Operations, which represented the net change in the value of the derivative liability.

NOTE 9.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Promissory Notes	$7,628,336	$8,223,888

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

The most significant impact of adoption was the recognition of finance lease assets and finance lease liabilities of $5,133,871 and $5,476,059, respectively as at September 30, 2022. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting.

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

The weighted average remaining lease term is 19.5 years and the weighted average discount rate is 16.9%.

Future lease payments under our non-cancellable leases as of September 30, 2022 were as follows ($CAD):

2022	$ 495,000
2023	$ 1,039,500
2024	$ 1,091,748
2025	$ 1,146,335
2026	$ 1,203,652

NOTE 11.	INCOME TAXES

As of September 30, 2022, the Company has approximately $91,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of September 30, 2022, the Company has no unrecognized income tax benefits.

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

22,775 Preferred A shares were converted into common shares during the nine months ended September 30, 2022 at 1250:1.

There were 52,416 shares and 67,191 shares of Series A Preferred Stock issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.

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

During the three months ended September 30, 2022 the company issued 2,000,000 Preferred B shares as a deposit for an acquisition. This issuance was valued at $55,989.

There were 2,475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2022, and 475,000 shares issued and outstanding as of December 31, 2021.

Common stock

The Company is authorized to issue 300,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were 257,569,176 and 125,509,810 shares of Common Stock issued and outstanding, respectively.

Shares Reserved for Issuance

As of September 30, 2022, the Company had 163,253,505 Common Shares reserved for issuance. These shares are comprised of 65,250,000 Common Shares issuable upon the conversion of the Series A Preferred Stock; 2,475,000 Common Shares issuable upon the conversion of Series B Preferred Stock; 94,030,727 shares issuable upon a conversion of the convertible notes, and 1,497,778 Common Shares issuable upon the exercise of warrants. None of these shares were used in the calculation of earnings per share because their inclusion would be anti-dilutive since the Company is operating at a loss. There are no assurances that the conversion rights will be utilized or that the options or the warrants will be exercised.

Stock Options

During the period ended September 30, 2022, and December 31, 2021, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on September 30, 2022 and December 31, 2021:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding December 31, 2019	1,869,750	$0.92	.30
Warrants exercised	(25,000)
Warrants outstanding December 31, 2020	1,844,750	$0.92	.01
Warrants issued (a)	477,778	$0.30	3.92
Warrants forfeited	(825,000)
Warrants outstanding December 31, 2021	1,497,778	$0.79	2.50
Warrants outstanding September 30, 2022	1,497,778

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The Company issued 477,448 common share purchase warrants during the second quarter ended June 30, 2021 to an accredited investor as part of a convertible debenture. These warrants are exercisable at $0.30 per share and expire at the end of five years.

NOTE 14.	SUBSEQUENT EVENTS

On November 1, 2022 the Company entered into a convertible loan agreement and generated $35,000 in gross proceeds.

On November 14, 2022 the Company’s shareholders approved an increase in its authorized shares from 300,000,000 to 1,000,000,000.

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

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the three or nine months ended September 30, 2022 or 2021. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the three or nine months ended September 30, 2022 or 2021 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the three and nine month periods ended September 30, 2022 and 2021, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in three months ended September 30, 2022 was $588,475 compared to $771,203 for the three months ended September 30, 2021, a decrease of $182,728. The decrease in the 2022 period is primarily attributable acquisition expenses of $209,500 in the 2021 period compared to the 2022 period, significant decreases in professional fees in the 2022, offset by a significant increase in payroll as ramp up is underway for Cremona.

Overall operating expenses in the nine month period ended September 30, 2022 was $2,008,173 compared to $2,288,628 in the prior year for a decrease of $280,455. This decrease is due to a material reduction in general and administrative expenses, stock based compensation expense, acquisition expenses and professional fees in the 2022 period, offset by a material increase in payroll for Cremona and a increase in amortization and depreciation .

Other expense was $724,773 for the three months ended September 30, 2022, compared to other expense of $258,402, an increase of $466,371. The decrease is primarily attributable to other income of $622,683 in the 2021 period compared to zero in the 2022 period, an increase in interest expense in the 2022 period offset by the change in fair value of the derivative liability.

Other expense for the nine months ended September 30, 2022 was $2,883,386 compared to other income in the comparable prior year period of $791,588. The increase is other expense is primarily attributable to the change in the derivative liability due to the change in fair value derivative liability.

Net Income (Loss)

As a result of the foregoing, the Company had a net loss of $1,313,248 for the three months ended September 30, 2022, and a net loss of $1,029,605 for the comparable prior year period. Further, the Company had a net loss of $4,891,559 for the nine month period ended September 30, 2022 as compared to a net loss of $1,497,040 for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had $7,502 in cash as compared to $27,767 at December 31, 2021.

Cash flows from operating activities

The Company used $1,023,863 in operating activities for the first nine months ended September 30, 2022 as compared to $2,087,367 during the prior year comparable quarter. The decrease in the net cash used in operating losses for the 2022 period is primarily attributable to change in the fair value of the derivates offset by higher operating losses and changes in operating assets and liabilities in 2022.

Cash flows from investing activities

The Company used $106,886 during the first nine months ended September 30, 2022 in investing activities as compared to providing $493,654 during the nine month period ended September 30, 2021. The decrease in cash flows from investing activities is attributable to the net impact of the sale of the AMS building in the 2022 period which generated $539,376.

Cash flows from financing activities

During the nine months ended September 30, 2022 the Company had net cash provided from financing activities of $1,309,667 compared to $1,111,709 in the comparable period in 2021. The increase is primarily attributable to additional proceeds from convertible loans and proceeds from the sale of common stock.

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

On April 28, 2022, the Company entered into a $5,000,000 equity line of credit with Tysadco Partners, LLC, with a two-year term. The Company may draw down between $50,000 and $1,000,000. Settlement is common shares up to 9.99% after which preferred shares would be purchased. Purchase price is 75% of the average of the two lowest daily traded VWAP (volume weighted average price) prices during the valuation period. To date the Company has raised $500,000 on its line of credit and expects to continue using this line of credit in the future although there can be no assurance that it can continue to do so.

In general, based on historical losses, the Company will be required to continue raising operating capital through debt and equity.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2022.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended September 30, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2020, we made a demand of Gary Herick, Arrowhead Consulting, LLC, Whitemoon Energy LLC., Jamie Huttrer a/k/a Jamie Huttrer-Herick, and ZeroRMW, LLC (collectively, the “Herick Parties”) for a return of with seeking the return of profits made between the period of August 2018, to January 2019. During this period, Gary Herick was the Chief Financial Officer and Director of the Issuer. Gary Herick was also the owner of approximately twenty-nine percent (26%) of the Issuer’s common stock. Pursuant to the Securities Exchange Act of 1934, §16(b), 15 U.S.C.S. § 78p(b), an issuer may recover any profits realized by a beneficial owner from the sale of the issuer's equity securities within a nine (6) month period. All unlawful profits must be returned to the Issuer on or before Tuesday, September 8, 2020. If Herick does not return such profits by that date, the Company will file a lawsuit to recover such profits.

On February 17, 2021, a Settlement Agreement and Release together with a Lock Up Agreement were signed by all parties to the lawsuit. As a result, the litigation has been discontinued.

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRx Inc. and Does 1 – 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CannaPharmaRx Inc. (CPMD) breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs The Company intended to vigorously defend against BCI’s lawsuit, however, on September 9, 2022 BGI gave notice that the litigation had been discontinued.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2022.

CannaPharmaRx, Inc.

Dated: November 21, 2022	By:	/s/ Dominic Colvin
Dominic Colvin,
Principal Executive Officer

Dated: November 21, 2022	By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

