Form 10-K
period 2022-12-31
CANNAPHARMARX, INC.
filed 2023-09-01
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

 __________________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number: 333-251016

CANNAPHARMARX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4635140
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 3600 888 3rd Street SW
Calgary, Alberta, Canada	T2P 5C5	949-652-6838
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPMD	OTC Pink Sheets

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2022 was $2,607,546.

As of September 1, 2023, the Registrant had 298,987,175 shares of Common Stock issued and outstanding.

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

The facility is a 48,750 square foot marijuana grow facility on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. To point of sale, the exterior construction of the building had been completed, however, no interior construction had begun.

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

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who the Company’s President and CEO is now. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada. Because the Company is a minority shareholder of GN and GN is a privately held company, the Company cannot confirm that the information it currently has on GN’s operations is complete or fully reliable. GN estimates annual total production capacity from the Stevensville facility of up to 12,500 kilograms of cannabis. Once completed the Stevensville facility and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019, GN commenced cultivation activities and began generating revenues during the first calendar quarter of 2020.

Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc, a British Columbia, Canada corporation (“Sunniva”) wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”) for CAD $16.0 million in cash and a note in the principal amount of CAD $4.0 million. These companies were the owners of the Sunniva Canada Campus, which included construction assets for a planned 759,000 square-foot greenhouse located on an approximately 114-acre property in Okanagan Falls, British Columbia.

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva.

On January 6, 2022, the Company entered into a 20 year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada (“Cremora”). The facility is a 55,000 square foot, 2,400 kg per year plant, built in 2015. The licensing process has been completed and production and sales are anticipated in Q3 2023.

Description of Current Business

We are involved in the cannabis industry in Canada. Our principal business activities to date have been to evaluate, negotiate, acquire, and develop cannabis cultivation projects in Canada. As of the date of this report we do not own or operate any businesses in the US.

On January 6, 2022 the Company entered into a 20 year operating lease with Formosa Mountain Ltd. The leased facility is located in Cremona, Alberta, Canada. It was built in 2015 and was previously operating as a cannabis production facility. It was decommissioned and the license was cancelled by the previous owner making it ready for sale in 2020.

CannaPharmaRx recommissioned the facility into a new indoor cannabis farm during 2022. It is a 55,000 square foot facility with 11 growing rooms and 10 drying and packing rooms. The Company received an Operating License from Health Canada on December 9, 2022, and a Cannabis License from the Canada Revenue Agency on December 22, 2022.

Production and sales are anticipated in Q3 of 2023. The expected date of the first harvest, under the new license, is on or about August 08th, 2023 with the second harvest on or about September 11th. Both harvests are expected to yield around 100KG of saleable cannabis flower product.

Preliminary discussion with export partners, would set conditional pe gram pricing at approximately $3.30 CDN/gr. This pricing matrix would be based on achieving satisfactory test results associated to THC and CBD content of the dried flower. Expected revenues for both harvests, if sold in their entirety, would be forecasted at $660,000.00 CDN. A third and fourth harvest are planned in Q4 with similarly forecasted revenues. There can be no assurances that our crops will be successfully harvested, or than we can sell the harvest; and if we do at the price/s we expect to receive.

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

As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit, and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs, and desires of the parties, the management of the acquisition candidate and our relative negotiation strength.

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

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), it may be necessary for such acquisition candidate to provide independent audited financial statements. If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such a transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

We previously entered into an agreement to acquire certain equity interests in LTB Management, LLC. Both us and the sellers have agreed to terminate that agreement and negotiate and enter into a new agreement to better reflect the current state of the Company and our prospective business operations. Once this agreement has been reached, we will provide information concerning the final terms of that agreement in accordance with our filing obligations.

We are presently in discussion with other companies operating in the cannabis industry regarding a potential acquisition. However, there can be no assurance we will be successful consummating any additional acquisitions in the future, nor can there be any assurance we will have access available to equity and debt financing required to consummate any transaction in the future.

For a complete description of our business, financial condition, results of operations and other important information, we refer you to our filings with the SEC that are incorporated by reference in this Annual Report, including our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. For instructions on how to find copies of these documents, see the section entitled “Where You Can Find More Information”.

Employees

We currently employ two (2) employees at Head Office and four (6) in Cremona.

We anticipate that we will retain additional employees as we develop our existing projects and close additional acquisitions in the future, of which there is no assurance. We believe that there are a sufficient number of potential qualified employees available. No employee is a member of any union. We believe our relationship with our employees is satisfactory.

Competition

Because the cannabis market is very lucrative, the number of other companies we compete with is significant. These competitors consist of both public and private companies, who are also seeking to acquire or otherwise consolidate with an existing Canadian cannabis business. Many of our competitors have greater resources, both financial and otherwise, than the resources presently available to us. This fact is a significant obstacle to our being able to achieve our growth plans and will require our management team to identify areas we can best compete in to maximize our profitability.

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

Since the use of marijuana is illegal under federal law, federally chartered banks will not accept for deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate in the US should we choose to pursue opportunities in that large market. There does appear to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this Report there are only nominal entities that have been formed that offer these services. As such, any plans we have to expand into the US would face significant obstacles and costs that will make ultimate profitability of US operations less likely and more difficult to obtain.

Although cultivation and distribution of marijuana for medical use is permitted in many states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. Strict enforcement of federal law regarding marijuana would result in the inability to implement our business plan in the US and could expose us and our management to potential criminal liability and subject our properties to civil forfeiture. Though the cultivation and distribution of marijuana remains illegal under federal law, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. However, state laws do not supersede the prohibitions set forth in the federal drug laws. The uncertainty of US federal and state cannabis and marijuana laws greatly reduces our ability to plan an effective strategy to grow our business in the US.

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

Pursuant to the Cannabis Act, subject to provincial regulations, individuals over the age of 18 are able to purchase fresh cannabis, dried cannabis, cannabis oil, and cannabis plants or seeds and are able to legally possess up to 30 grams of dried cannabis, or the equivalent amount in fresh cannabis or cannabis oil. The Cannabis Act also permits households to grow a maximum of four cannabis plants. This limit applies regardless of the number of adults that reside in the household. In addition, the Cannabis Act provides provincial and municipal governments the authority to prescribe regulations regarding retail and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act, such as increasing the minimum age for purchase and consumption.

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

Security Clearances

The Cannabis Regulations require that certain people associated with cannabis licensees, including individuals occupying a “key position” directors, officers, large shareholders and individuals identified by the Minister of Health, must hold a valid security clearance issued by the Minister of Health. Officers and directors of a parent corporation must be security cleared. The ability to successfully and promptly receive security clearances for the key personnel be crucial to our ability to implement our business plans.

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

Risks Related to Our Company

The Corporation is a Development Stage Company with Little Operating History of our Current Business, a History of Losses and the Corporation Cannot Assure Profitability.

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

We have not generated any revenue or profit from operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $100,000.00 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

The Corporation had Negative Cash Flow for the for the Year Ended December 31, 2022

The Corporation had negative operating cash flow of $1,448,364 for the year ended December 31, 2022. To the extent that the Corporation has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Corporation may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Corporation will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Corporation. The Corporation’s actual financial position and results of operations may differ materially from the expectations of the Corporation’s management.

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

The Corporation expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Corporation’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Corporation’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Corporation. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Prospectus, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our Common Stock may significantly decrease.

Limited Recourse Against the AMS Shareholders in AMS Acquisition.

Investors in the Corporation will not have a direct statutory right or any other rights against the shareholders of AMS, the vendor of all of the shares of AMS to the Corporation. The sole remedy of the investors against such vendor will be through the Corporation bringing an action for a breach of the representations and warranties contained in the Securities Purchase Agreement between us and AMS (“AMS SPA”). While the Corporation is indemnified for breaches of representations and warranties contained in the AMS SPA, recourse for such breaches may be limited due to qualifications related to knowledge of the principal vendors, being Stephen Barber, John Ciotto, Joseph Groleau and Raymond Robertson, of the vendor (the “Principal Vendors”), contractual and time limits on recourse under applicable laws, and the ability of such Principal Vendors to satisfy third-party claims. In particular, most of the representations and warranties under the AMS SPA had a survival period of only two years, thus our opportunity to bring claims for a breach of any of these representations and warranties has passed. The inability to recover fully any significant liabilities incurred with respect to breaches of representations and warranties under the AMS SPA may have adverse effects on the Corporation’s financial position. In addition, the Principal Vendors have not made any representation to the Corporation, and are not making any representation to investors, as to the disclosure in this filing constituting full, true and plain disclosure of all material facts related to the AMS Acquisition, or that this filing does not contain a misrepresentation with respect to such AMS Acquisition. Accordingly, the Principal Vendors will not have any liability to investors if the disclosure in this filing relating to the AMS Acquisition does not meet such standard or contains a misrepresentation.

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

There is No Assurance That the Corporation Will Turn a Profit or Generate Immediate Revenues.

There is no assurance that we will ever be profitable, earn revenues, or pay dividends. The Corporation has incurred and anticipates that it will continue to incur substantial expenses relating to the development and initial operations of its business. The payment and amount of any future dividends will depend upon, among other things, the Corporation’s results of operations, cash flow, financial condition, and operating and capital requirements.

There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends. Further, the Corporation has several classes of preferred stock with dividend rights that take a priority over our common stock with respect to payment of any dividends. As such, common stockholders should not expect any dividends to be paid indefinitely.

No Assurance of Sustainable Revenues.

There can be no assurance that our subsidiaries will generate sufficient and sustainable revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history in the cannabis market and the nature of the markets in which we compete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations, and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products and services, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of our products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain decisions regarding pricing, service, marketing or business combinations that could have a material adverse effect on our business, results of operations, and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations, and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

While we have historically posted losses from our operating activities, as we grow our business and implement our business plan, our future operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results or on predictions prepared by us to determine future performance.

The Corporation May not Be Able to Effectively Manage Its Growth and Operations, Which Could Materially and Adversely Affect Its Business.

The Corporation has previously attempted to grow by acquisition. If the Corporation implements its business plan as intended, it may in the future experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of the Corporation’s financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. The Corporation intends to utilize outsourced resources, and hire additional personnel, to manage its expected growth and expansion. Failure to successfully manage its possible growth and development could have a material adverse effect on the Corporation’s business and the value of the Common Stock.

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

The Corporation May not Be Able to Identify and/or Consummate Acquisitions with Strategic Targets.

As part of its corporate strategy, the Corporation intends to continue a focus on the acquisition of additional companies operating in jurisdictions where cannabis is legal on a national basis. The Corporation’s focus is initially on Canadian Licensed Producers of marijuana but may extend to other cannabis-related products. If and when cannabis becomes legal in other foreign jurisdictions the Corporation will research acquisition or development opportunities. The Corporation intends to target opportunities which are revenue generating or will be in the immediate future, low-cost producers and either profitable or nearing profitability. There can be no guarantee that the Corporation will identify such opportunities, or once identified, consummate such transactions. Failure to find suitable acquisitions or joint venture opportunities will require us to grow our business entirely organically which can be more costly and delay the timeline of our future growth and development.

The Corporation May Be Unable to Adequately Protect Its Proprietary and Intellectual Property Rights.

The Company currently has no proprietary or intellectual property. The Corporation’s ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that it may develop in the future. To the extent the Corporation is able to do so, to protect any proprietary rights of the Corporation, the Corporation intends to rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of the Corporation’s intellectual property:

•	the market for the Corporation’s products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law is impaired by the illegality of cannabis under U.S. federal law.

•	patents in the cannabis industry involve complex legal and scientific questions and patent protection may not be available for some or any products.

•	the Corporation’s applications for trademarks and copyrights relating to its business may not be granted and, if granted, may be challenged or invalidated.

•	issued patents, trademarks and registered copyrights may not provide the Corporation with competitive advantages.

•	the Corporation’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of any its products or intellectual property.

•	the Corporation’s efforts may not prevent the development and design by others, of products similar to, or competitive with, or superior to those the Corporation develops.

•	another party may obtain a blocking patent and the Corporation would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in its products.

•	the expiration of any patent or other intellectual property protections for any assets owned by the Corporation could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect of the loss of these protections on the Corporation and its financial results will depend, among other things, upon the nature of the market and the position of the Corporation’s products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements but the impact could be material and adverse. The Corporation may be forced to litigate to defend its intellectual property rights, or to defend against claims by third parties against the Corporation relating to intellectual property rights.

We may not be able to protect intellectual property that we hope to acquire, which could adversely affect our business.

The companies that we hope to acquire may rely on patent, trademark, trade secret, and copyright protection to protect their technology. We believe that technological leadership can be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as patents. We may not secure future patents; and patents that we may secure may become invalid or may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the United States or Canada. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents. We also expect to rely upon a combination of copyright, trademark, trade secret, and other intellectual property laws to protect our proprietary rights by entering into confidentiality agreements with our employees, consultants, and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps to be taken by us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations. While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and significant liabilities to third parties, any of which could have a material adverse effect on our business.

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

If we successfully procure patents or other intellectual property for our products and processes, we may be forced to litigate to protect such intellectual property. Any such litigation could be very costly and could distract its management from focusing on operating the Corporation’s business and divert resources from growing our business and implementing our business plan. The existence and/or outcome of any such litigation could harm the Corporation’s business. Further, because the content of much of the Corporation’s intellectual property concerns cannabis and other activities that are not legal in some state jurisdictions or under U.S. federal law, the Corporation may face additional difficulties in defending its intellectual property rights. The Corporation may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on the Corporation’s reputation, business, results from operations, and financial condition. The Corporation may be named as a defendant in a lawsuit or regulatory action. The Corporation may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on the Corporation’s business, results of operations, sales, cash flow or financial condition. Further, the administration of medical substances to humans can result in product liability claims by consumers. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against the Corporation. The Corporation may not be able to obtain or maintain adequate insurance or other protection against potential liabilities arising from product sales. Product liability claims could also result in negative perception of the Corporation’s products or other reputational damage which could have a material adverse effect on the Corporation’s business, results of operations, sales, cash flow or financial condition.

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

An increase in the companies competing in this industry could limit the ability of the Corporation to expand its operations. Current and new competitors may be better capitalized, have longer operating history, more expertise and ability to develop higher quality equipment or products, at the same or a lower cost. The Corporation cannot provide assurances that it will be able to compete successfully against current and future competitors. Competitive pressures faced by the Corporation could have a material adverse effect on its business, operating results and financial condition. In addition, despite Canadian federal and state-level legalization of marijuana, illicit or “black-market” operations remain abundant and present substantial competition to the Corporation. In particular, illicit operations, despite being largely clandestine, are not required to comply with the extensive regulations that the Corporation must comply with to conduct business, and accordingly may have significantly lower costs of operation. This makes their product more profitable and provides them the ability to sale their product at a lower cost than we can, thereby reducing our profitability.

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

The markets for our products and services are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and upon our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. In order to develop such new products and services, we will depend upon close relationships with existing customers and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner and grow the markets that we offer these products and services. There can be no assurance that we will be able to develop and market our products and services successfully or respond effectively to the technological changes or new product and service offerings of our potential competitors. We may not be able to develop the required technologies, products, and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

The Corporation Will Require Additional Financing and There is No Assurance That Additional Financing Will Be Available When Required.

The Corporation will require additional capital in the future and plans to achieve this additional financing through equity and/ or debt financing. However, there is no assurance that this financing will be available when required. Specifically, there is no assurance that the Corporation will be able to raise any additional equity financing through its shares. In addition, there is no assurance that the Corporation will be able to secure debt financing given its low asset base and its current lack of revenues. Even if we are able to raise additional financing, this financing may not be available at attractive terms meaning we either will have to forego certain plans or incur financial obligations on less than favorable terms.

Existing Shareholders May Be Diluted to the Extent That the Company Raises Additional Funds Through Additional Equity Financings.

The Corporation continues to sell shares and issue notes convertible into shares for cash to fund operations, capital expansion, mergers and acquisitions that will dilute the current shareholders. There is no guarantee that the Corporation will be able to achieve its business objectives. The continued development of the Corporation will require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or the Corporation going out of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to the Corporation.

If additional funds are raised through issuances of equity or convertible debt securities, existing shareholders will suffer dilution, which in some cases may be significant, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of Common Stock. The Corporation’s articles permit the issuance of 300,000,000 shares of Common Stock, and shareholders will have no preemptive rights in connection with such further issuance. The directors of the Corporation have discretion to determine the price and the terms of further issuances. In addition, from time to time, the Corporation may enter into transactions to acquire assets or the shares of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase the Corporation’s debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Corporation to obtain additional capital and to pursue business opportunities, including potential acquisitions. The Corporation may require additional financing to fund its operations to the point where it is generating positive cash flow. Negative cash flow may restrict the Corporation’s ability to pursue its business objectives.

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

The Corporation May Be Subject to Product Recalls for Product Defects Self-imposed or Imposed by Regulators.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Corporation’s products are recalled due to an alleged product defect or for any other reason, the Corporation could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Corporation may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although the Corporation has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the Corporation’s significant brands were subject to recall, the image of that brand and the Corporation would likely be harmed. A recall for any of the foregoing reasons would likely lead to decreased demand for the Corporation’s products and could have a material adverse effect on the results of operations and financial condition of the Corporation. Additionally, product recalls may lead to increased scrutiny of the Corporation’s operations by Health Canada or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

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

The Corporation has entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with its operations. The Corporation’s operations depend, in part, on how well it and its suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Corporation’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenditures. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Corporation’s reputation and results of operations.

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

Regulatory Scrutiny of the Corporation’s Industry may Negatively Impact its Ability to Raise Additional Capital.

The Corporation’s business activities rely on newly established and/or developing laws and regulations in Canada and other jurisdictions in which we intend to operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Corporation’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by Health Canada, the SEC. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the Corporation’s industry may adversely affect the business and operations of the Corporation, including without limitation, the costs to remain compliant with applicable laws and the impairment of its ability to raise additional capital, which could reduce, delay or eliminate any return on investment in the Corporation.

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

Currency Fluctuations

The Corporation’s revenues and expenses are expected to be primarily denominated in Canadian dollars, and therefore may be exposed to significant currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, and other foreign currencies and the Canadian dollar may have a material adverse effect on the Corporation’s business, financial condition and operating results. The Corporation may, in the future, establish a program to hedge a portion of its foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Corporation develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

We may need to raise additional funds in the future that may not be available on acceptable terms or available at all.

Until we can generate enough cash flow from our existing operations, we will need to issue additional debt or equity securities in the future to fund our business plan, for potential investment acquisitions, or general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our business, profitability, and growth prospects could suffer if we pay damages or defense costs in connection with a liability claim that is outside the scope of any applicable insurance coverage. We have liability insurance and intend to maintain it, However there is no assurance that we will be able to continue to obtain insurance in amounts, or for a price, that will permit us to purchase desired amounts of insurance. Additionally, if our costs of insurance and claims increase, then our earnings could decline. Further, market rates for insurance premiums and deductibles have been steadily increasing, which may prevent us from being adequately insured. A product liability or negligence action in excess of insurance coverage could harm our profitability and liquidity.

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

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year-ended December 31, 2022, our net loss was $8,531,020. As of December 31, 2022, we had an accumulated deficit of $94,695,339 and a working capital deficit of $17,065,140. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future

As of December 31, 2022, we had current liabilities of $17,165,154 and current assets of $100,014. We had a working capital deficiency of $17,065,140. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities or debt financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock, and we have borrowed from related parties. We have sought, and will continue to seek, various sources of financing. There are no additional commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations or sell assets, making us unable to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We have no history of profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successfully developing our products, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail, and investors may lose all of their investment in our Company.

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

A limited public trading market exists for our common stock, which makes it difficult for our stockholders to sell their common stock on the public markets. Any trading in our shares may have a significant effect on our stock prices

Historically our common stock has traded on the OTC Markets under the symbol “CPMD.” However, as of the filing of this Report, we are delinquent in our reporting obligations and our common stock has been relegated to being only traded on the expert market. We expect with our filing of this Report and filing all other due or delinquent reports, our common stock will resume trading on the OTC Markets. Until that time however, our shareholders will experience difficulty trading our common stock. Even when we were current in our reports, the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to affect transactions in the securities. Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common stock.

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

The volatility of the market price of our common stock could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our common stock being held by a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

•	actual or anticipated variations in our quarterly operating results;

•	changes in our earnings estimates;

•	our ability to obtain adequate working capital financing;

•	changes in market valuations of similar companies;

•	publication (or lack of publication) of research reports about us;

•	changes in applicable laws or regulations, court rulings, enforcement, and legal actions;

•	loss of any strategic relationships;

•	additions or departures of key management personnel;

•	actions by our stockholders (including transactions in our shares);

•	speculation in the press or investment community;

•	increases in market interest rates, which may increase our cost of capital;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to execute our business plan; and

•	economic and other external factors.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. Further, other classes of our preferred stock have priority to dividends meaning that even if we had sufficient funds to pay a dividend, there may not be sufficient funds to pay common stock holders any dividend, after fulfilling our obligations to holders of preferred stock. We currently intend to retain all earnings for our operations.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2022, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year-ended December 31, 2022, that the Company’s internal controls and procedures were effective to detect the inappropriate application of U.S. GAAP rules. A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

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

Because our current directors, executive officers, and preferred stockholders beneficially 6.8% of our fully diluted common stock, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements.

Our current directors and our executive officers beneficially own or control approximately 6.8% of our fully diluted shares of common stock as of June 30, 2023. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

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

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at the time of the filing of this Form 10-K but is expected to result in a material adverse impact on our business, results of operations and financial condition.

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

Our principal place of business is located at 2500, 520 – 5th Avenue SW, Calgary, Canada T2P 3R7. This sublease may be terminated by either party on 30 days’ notice. Rent is $500 CAD per month. We believe this location is sufficient for our current business purposes.

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

Market Information

Due to our delinquency in filing some of our required SEC reports, our common stock is only traded on the “Expert Market” under the trading symbol “CPMD.” This significantly reduces the trading volume and ability to trade our common stock. As a result, current shareholders may not be able to liquidate their holdings of common stock in a timely manner, if at all. If our common stock returns to trading on the OTC Markets, there may be excessive pent up demand to sale our common stock and the trading price of our common stock would be subject to significant fluctuations.

There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated.

	High	Low
Fiscal 2021	$	$

First Quarter	$0.68	$0.22
Second Quarter	0.27	0.04
Third Quarter	0.06	0.20
Fourth Quarter	0.04	0.01

Fiscal 2022

First Quarter	$0.027	$0.011
Second Quarter	0.019	0.0100
Third Quarter	0.024	0.0090
Fourth Quarter	0.016	0.0080

Holders

As of the date of this Report there were 298,987,175 shares of our Common Stock issued and outstanding, which were held by 315 stockholders of record, not including those persons holding shares in “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans approved by shareholders at December 31, 2022.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022 the Company issued the following restricted common shares:

➢	25,000,000 common shares were converted to 40,000 Series A Preferred Stock
➢	22,775 shares of Series A Preferred Stock were converted to 28,468,750 shares of common stock.
➢	2,000,000 shares of Series B Preferred Stock was issued as a deposit on an acquisition and were valued at $52,594.
➢	97,646,062 common shares were issued upon the conversion of convertible notes and were valued at $1,504,584.
➢	27,500,000 shares were issued through the sale of common stock in privates placement in which the Company raised $290,012 in proceeds.
➢	9,000,000 common shares valued at $117,000 were issued for services.
➢	11,000,000 common shares valued at $147,000 were issued as commitment shares to obtain financing.

Additionally, the Company issued 40,000 Preferred A Shares valued at $734,498 as a financing fee to a lender.

Issuer Purchases of Equity Securities

None

No awards were available for issuance pursuant to any equity compensation plan at December 31, 2022.

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as an investment banker who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses. The accompanying financial statements as of December 31, 2022, do not reflect potential recovery amounts related to Sunniva and other parties, if any.

On January 6, 2022, the Company entered into a 20 year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot plant, built in 2015. Production and sales are anticipated in Q3 of 2023.

CannaPharmaRx recommissioned the facility into a new indoor cannabis farm during 2022. It is a 55,000 square foot facility with 11 growing rooms and 10 drying and packing rooms. The Company received an Operating License from Health Canada on December 9, 2022, and a Cannabis License from the Canada Revenue Agency on December 22, 2022.

Production and sales are anticipated in Q3 of 2023. The expected date of the first harvest, under the new license, is on or about August 08th, 2023 with the second harvest on or about September 11th. Both harvests are expected to yield around 100KG of saleable cannabis flower product.

Preliminary discussion with export partners, would set conditional pe gram pricing at approximately $3.30 CDN/gr. This pricing matrix would be based on achieving satisfactory test results associated to THC and CBD content of the dried flower. Expected revenues for both harvests, if sold in their entirety, would be forecasted at $660,000.00 CDN. A third and fourth harvest are planned in Q4 with similarly forecasted revenues.

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

Recent Funding

Between January 1, 2022 and December 31, 2022 the Company issued $912,952 in new convertible debentures to accredited investors with 12 month terms to maturity and interest rates between 5% and 10% and $552,517 of the outstanding convertible notes have been converted into Common Shares.

During the fourth quarter, the Company entered into $218,002 of new convertible debentures to accredited investors with 12 month terms to maturity and an interest rate of 10%. These debentures are convertible at any time up after 180 days at the lowest trading price during the previous 20 trading days. Prepayment is authorized between 0 and 180 days at 115% to 135%.

For additional information, see Note 15 Subsequent Events included in Item 8. of this Form 10-K.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company did not have any revenues for the years ended December 31, 2022 and 2021. The Company’s operating deficit of $94,695,339 as of December 31, 2022 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the fiscal years ended December 31, 2022 or 2021. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the fiscal years ended December 31, 2022 or 2021 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the fiscal years ended December 31, 2022 and 2021, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses for the year ended December 31, 2022 were $5,211,809 compared to operating expenses of 2,993,169 for the year ended December 31, 2022, an increase of $2,218,640. The increase is primarily attributable to an accrual of $1,303,452 in the 2022 period due to penalties related to the Company’s convertible loan defaults and failure to maintain public listing compared to no accrual in the 2021 period and due to an increase in payroll expense of $1,787,832 in the 2022 period due to the addition of payroll expense at Cremora and additional payroll accruals for officers, partially offset by a decrease of $376,699 in acquisition expenses during the 2022 period and a decrease of $685,000 in professional fees during the 2022 period.

Other expense

Other expense was $3,319,211 for the year ended December 31, 2022 compared to $5,839,330, a reduction of $2,520,000.

Other income (expense)
Interest (expense)	$(2,290,319)	$(1,507,391)
Gain or (loss) on the extinguishment of debt	(929,912)	(1,452,629)
Gain on the sale of investments	–	623,553
Loss on investments	–	(6,672,019)
Change in the fair value of derivative liability	(501,374)	3,169,156
Other income	402,394	–
Other income (expense) net	$(3,319,211)	$(5,839,330)

Net Loss

As a result of the foregoing the Company incurred a loss of $8,531,020 or $(0.04) per share compared to a loss of $8,832,499 or ($0.12) per share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had $2,317 in cash as compared to $27,767 at December 31, 2021.

Cash flows used in operating activities was $1,448,364 for the year ended December 31, 2022 compared to $2,414,656 used in operating activities for year ended December 31, 2021, a decrease of $966,292.

Cash flow used in investing activities was $(115,998) for the year ended December 31, 2022 compared to net cash provided by investing activities of $493,623 during the year ended December 31, 2022. The increase in cash used in operating activities in the 2022 period is attributable to $539,376 in proceeds from the sale of the AMS building in 2021 compared to $-0- proceeds in the 2022 period.

Cash flows from financing activities was $1,404,703 during the year ended December 31, 2022 compared to $1,340,479 during the year ended 2021.

Subsequent Events

On May 25, 2023 the Company entered into a one year maturity from the date of each advance an unsecured Master Promissory Note agreement (“Master Note”) with Koze Investments, LLC. (“Koze”) under the terms of the Master Note, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The Note bears interest at 24% compounded monthly. As of June 30, 2023 Koze had advanced approximately $1,000,000 to the Company pursuant to the terms of the Master Note and charged approximately $70,000 in interest on those advances.

We previously entered into an agreement to acquire certain equity interests in LTB Management, LLC. Both the Company and the sellers have agreed to terminate that agreement and negotiate and enter into a new agreement to better reflect the current state of the Company and our prospective business operations. Once this agreement has been reached, we will provide information concerning the final terms of that agreement in accordance with our filing obligations.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, at reasonable assurance levels.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were not effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2022. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with Company	Age	Date First Elected or Appointed
Dominic Colvin	Former Chief Executive Officer, President; and current Director	53	April 2018
Dean Medwid	Chief Executive Officer	55	June 2023
Richard Orman	Director	72	April 2019
Andrew Steedman	Chief Operating Officer	60	April 2019
John Cassels	Chief Financial Officer	74	April 2019

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

Dean P. Medwid, Chief Executive Officer. Mr Medwid was appointed as Chief Executive officer of Cannapharmarx Inc. June 01st, 202e after the resignation of Mr. Dominic Colvin. Mr. Medwid is a dynamic senior executive with more than 30 years of experience in both public and private markets with a focus on scalable process engineering, brand development and strategic partnerships. He has been recognized with numerous business awards and accolades, including Profit 100’s Top 100 in Canada, five years in a row while a partner in Seattle’s Best Coffee, additionally was a awarded the recognition of being one of Vancouvers Top 40 Under 40 business executives. Mr. Medwid has a demonstrated history of increasing corporate performance through the management of process design, customer relationships, strategic planning along with a focused initiative of data-driven change management and utilized these skills as President of New Leaf Ventures, a publicly trade cannabis company with operations in both Canada and the USA; along with his time at Genuine Parts Company (NYSE:GPC) as the President of a wholly owned subsidiary, Altrom. His motivational management style along with a record of building and retaining highly motivated leadership teams and distributor networks allows for certain growth. He has been in the cannabis industry for several years focused on mergers and acquisitions and harnessing the health and wellness benefits of plant material and distillates; so much so, that in 2022, he launched Fourth Dimension Biotech, a supplements company focused manufacturing consumer products utilizing specific cannabis generated isolates along with functional mushrooms to support your daily health regime.

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

Committees of the Board

Our Board of Directors held three formal meetings in the year-ended December 31, 2022. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the Company.

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

Compensation of Directors

The Company has been accruing $10,000 CAD per month per director since January 1, 2019, however to date none of these have been paid. As of December 31, 2022 there was $939,479 USD in unpaid director fees, which includes $150,000 owed to former directors accrued since 2016. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

Board of Directors

Our board of directors currently consists of two members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and five directors are currently authorized. Messrs. Nicosia and Samuelson resigned on March 12, 2021.Mr. Branson resigned on May 17, 2023

Director Independence

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year-ended December 31, 2022, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash compensation earned from the Company during the years ended December 31, 2022 and 2021 for our named executive officers. These salaries were accrued but not paid.

Summary Compensation Table

Name and Position		Year	Salary ($)	Bonus ($)	Total ($)

Nick Colvin	(1)	2022	94,652	–	94,652

John Cassels	(2)	2022	94,652	–	94,652

Andrew Steedman	(3)	2022	94,652	–	94,652

(1)	Was appointed as director in April 2018. Mr. Colvin resigned his positions with the Company in November 2018. In February 2019 he was again appointed as President, CEO and Director.

(2)	Was appointed to Chief Financial Officer in April 2019.

(3)	Was appointed to Chief Operating Officer in April 2019.

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

Except as otherwise stated, the table below sets forth in formation concerning the beneficial ownership of Common Stock as of June 30, 2023 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of June 30, 2023, there were 298,987,175 shares of Common Stock outstanding, 84,416 Preferred A Shares convertible into 105,520,000 Shares of Common Stock, and 2,475,000 Series B Preferred Shares convertible in 2,475,000 shares of common stock for a total of 406,982,175 fully diluted shares. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percent of Class[2]
Common	Dominic Colvin Suite 206, 1180 Sunset Drive Kelowna, BC Z1Y 9W6	1,004,454	Less than 1%
Series A Preferred	Dominic Colvin Suite 206, 1180 Sunset Drive Kelowna, BC Z1Y9W6	8,715,000	2.1%
Series A Preferred	Andrew Steedman 3600, 888 – 3rd Street SW Calgary, Alberta, T2P 5C5	11,000,000	2.7%
Common	Andrew Steedman 3600,888 – 3rd Street SW Calgary, Alberta T2P 5C5	375,000	Less than 1%
Series A Preferred	John Cassels 3600, 888 - 3rd Street SW Calgary, Alberta, T2P 0C5	5,000,000	1.2%
Common	John Cassels 3600,888 – 3rd Street SW Calgary, Alberta T2P 5C5	881,637	Less than 1%
Common	Richard Orman 3600, 888-3rd Street SW Calgary, Alberta T2P 5C5	625,725	Less than 1%
	Total Beneficial Holders as a Group	27,601,091	6.8%

5% or greater shareholders

Series A Preferred	Clear Think Partners 210 West 77th Street #7W New York, New York 10024 Robert Brown has voting control	50,000,000	12.3%

1 The address of record is c/o CannaPharmaRx, Inc., 888 – 3rd Street SW, Suite 3600, Calgary, Alberta, Canada T2P 5C5.

2 Applicable percentages are based on beneficially owned shares outstanding as of June 30, 2023 and includes issued and outstanding shares of common stock, preferred shares as if converted to common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2022, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers, Certified Public Accountants, (“PBTK”) was our independent registered public accounting firm appointed on August 21, 2020. The following table summarizes the aggregate fees for professional audit and other services rendered by BF Borgers, during the fiscal year ended December 31, 2022, and the aggregate fees for professional audit and other services rendered by BF Borgers during the year ended December 31, 2022.

	Year Ended	Year Ended
	2022	2021
Audit fees (1)	$128,000	$114,800
Total	$128,000	$114,800

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2022 fiscal year for filing with the SEC.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this Report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

The following exhibits have previously been filed with the Securities and Exchange Commission on the date indicated.

Exhibit No.	Description	Filed With	Date Filed
EX-2 Exhibits: Plans of Acquisition, Reorganization, Arrangements Liquidations and Successions
2.1	Amended and Restated Agreement and Plan of Merger between CannaPharmaRx, Inc. (DE), CannaPharmaRX, Inc. (CO) and CPHR Acquisition Corp. (subsidiary of Canna DE) dated 4/21/15	8-K Dated 4/21/15	04/24/15

EX-3 Exhibits: Articles of Incorporation/Organization and Bylaws
3-1b	Bylaws of Golden Dragon Holding Co. Adopted 12/31/10	10-K for YE 12/31/13	02/06/14
3.1	Certificate of Amendment of Certificate of Incorporation of Dragon Holding Co. dated 10/22/14 (changing name to CannaPharmaRx, Inc.) dated 10/22/14 filed with Delaware Secretary of State	8-K Dated 10/23/14	10/24/14

EX-10 Exhibits: Material Contracts
10.1	Agreement and Plan of Merger between Golden Dragon Holding Co., CannaPharmaRX, and CPHR Acquisition Corp. (subsidiary of Golden Dragon) dated 5/15/14	8-K Dated 5/15/14	06/04/14
10.2	Form of Exchange Agreement and Representations-exchange shares of CannaPharmaRX, Inc. (DE) to shareholders of CannaPharmaRX, Inc. (CO) (undated)	10-K for FYE 12/31/14	03/31/15
10.1	Confidential Settlement and Release of Claims Agreement between CannaPharmaRX, Inc. and Gary Herick, Gerald Crocker, James Smeeding, Matthew Sherwood and Robert Liess and Gary M. Cohen dated 3/30/15	8-K Dated 3/30/15	04/03/15
10.2	Form of Exchange Agreement, Consent and Representations between-exchange shares of CannaPharmaRX, Inc. (DE) to shareholders of CannaPharmaRX, Inc. (CO) (undated)	10-Q for Quarter Ended 3/31/15	05/14/15
10.3	Securities Purchase Agreement between Alternative Medical Solutions Inc. and Shareholders thereof and CannaPharmaRX, Inc. and Hanover CPMD Acquisition Corp. dated 11/19/18	8-K Dated 11/19/18	11/21/18
10.4	Form of Registration Rights Agreement	10-K for FYE 12/31/18	04/03/2019
10.5	Form of Convertible Debenture	10-K for FYE 12/31/18	04/03/2019
10.6	CPMD May 25, 2023 Master Note
10.7	Dean Medwid Employment Contract dated June 01st, 2023	8-K Dated 6/1/23	06/23/23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: September 1, 2023	By:	s/ Dean Medwid
Dean Medwid

Principal Executive Officer

	By:	s/ John Cassels
John Cassels, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 1, 2023.

s/ Dominic Colvin

Dominic Colvin, Director

s/ Richard D. Orman

Richard D. Orman, Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CannaPharmaRx, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2018

Lakewood, CO

September 1, 2023

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2022	2021
Current assets
Cash	$2,317	$27,767
HST Receivable	23,251	1,771
Prepaid expense	68,539	–
Other assets	5,906	–
Total current assets	100,014	29,538
Property, plant and equipment, net	107,780	6,032
Right of use building, net	5,127,622	–
Investments	78,760	78,760
Total Assets	$5,414,176	$114,330

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$6,882,947	$3,129,257
Accrued interest	151,925	194,407
Accrued legal settlement	190,000	190,000
Notes payable	7,715,858	8,223,888
Convertible notes -net of discount	1,141,060	775,448
Derivative liability	1,008,868	507,494
Loan payable - related party	74,497	19,757
Total current liabilities	17,165,154	13,040,251
Liability for right of use building long-term	5,593,477	–
Total Liabilities	22,758,632	13,040,251

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 84,416 and 67,191 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	84,416	67,191
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 2,475,000 and 475,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2,475,000	475,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 274,124,622 and 125,509,810 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	27,412	12,551
Treasury stock, 133,200 and 133,200 shares as of December 31, 2022 and December 31, 2021, respectively	(13)	(13)
Additional paid in capital	74,523,642	73,055,579
Accumulated deficit	(94,695,339)	(86,164,319)
Accumulated other comprehensive income (loss)	240,427	(371,909)
Total Stockholders' Equity (Deficit)	(17,344,455)	(12,925,920)
Total Liabilities and Stockholders' (Equity)	$5,414,176	$114,330

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Revenue	$–	$–

Operating Expenses:
General and administrative	2,226,668	852,645
Acquisition expenses	–	376,699
Depreciation expense	294,934	2,708
Stock based compensation	180,979	363,050
Travel and entertainment	10,886	14,364
Rent	12,307	–
Professional fees	506,833	1,192,333
Payroll and consulting fees	1,979,202	191,370
Total operating expenses	5,211,809	2,993,169
Income (loss) from operations	(5,211,809)	(2,993,169)

Other income (expense)
Interest (expense)	(2,290,319)	(1,507,391)
Gain or (loss) on the extinguishment of debt	(929,912)	(1,452,629)
Gain on the sale of assets	–	623,553
Loss on investments	–	(6,672,019)
Change in the fair value of derivative liability	(501,374)	3,169,156
Other income	402,394	–
Other income (expense) net	(3,319,211)	(5,839,330)
Loss before provision for income taxes	(8,531,020)	(8,832,499)
Provision (credit) for income tax	–	–
Net (loss)	$(8,531,020)	$(8,832,499)

Basic and diluted (loss) per common share	$(0.04)	$(0.12)

Weighted average number of shares outstanding	211,044,357	74,686,563

Comprehensive loss:
Net (loss)	$(8,531,020)	$(8,832,499)
Foreign currency translation adjustment	612,335	(26,195)
Comprehensive income (loss)	$(7,918,685)	$(8,858,694)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Accumulated other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	deficit	income (loss)	Deficit
Balance, December 31, 2020	60,000	$60,000	475,000	$475,000	46,986,794	$4,699	133,200	$(13)	$68,336,249	$(77,331,820)	$(345,714)	$(8,801,601)

Net loss	–	–	–	–	–	–	–	–	–	(8,832,499)	–	(8,832,499)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(26,195)	(26,195)

Conversion of Series A Preferred to common	(18,313)	(18,313)	–	–	22,891,250	2,289	–	–	16,024	–	–	–

Sale of Series A Preferred	25,504	25,504	–	–	–	–	–	–	509,496	–	–	535,000

Sale of common stock in private placement	–	–	–	–	1,260,000	126	–	–	290,938	–	–	291,064

Issuance of common stock for services	–	–	–	–	2,400,000	240	–	–	210,960	–	–	211,200

Commitment shares issued with convertible note	–	–	–	–	290,000	29	–	–	50,981	–	–	51,010

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	508,446	–	–	508,446

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	363,050	–	–	363,050

Conversion of convertible notes to common shares	–	–	–	–	51,681,766	5,168	–	–	1,316,806	–	–	1,321,973

Loss on loan conversions	–	–	–	–	–	–	–	–	1,452,629	–	–	1,452,629

Balance, December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

(continued)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	income (loss)	Deficit
Balance at December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

Net income (loss)	–	–	–	–	–	–	–	–	–	(8,531,020)	–	(8,531,020)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	612,335	612,335

Conversion of Series A Preferred to common stock	(22,775)	(22,775)	–	–	28,468,750	2,847	–	–	19,928	–	–	–

To convert common shares to Preferred A Shares	40,000	40,000	–	–	(25,000,000)	(2,500)	–	–	696,998	–	–	734,498

Conversion of convertible notes to common shares	–	–	–	–	97,646,062	9,765	–	–	1,494,819	–	–	1,504,584

Sale of common stock in private placement	–	–	–	–	27,500,000	2,750	–	–	287,262	–	–	290,012

Issuance of Series B shares for deposit on acquisition	–	–	2,000,000	2,000,000	–	–	–	–	(1,947,406)	–	–	52,594

Issuance of common stock for services	–	–	–	–	9,000,000	900	–	–	116,100	–	–	117,000

Commitment shares issued with convertible note	–	–	–	–	11,000,000	1,100	–	–	145,900	–	–	147,000

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	473,483	–	–	473,483

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	180,979	–	–	180,979

Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	274,124,622	$27,412	133,200	$(13)	$74,523,642	$(94,695,339)	$240,427	$(17,344,455)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net (loss)	$(8,531,020)	$(8,832,499)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	180,979	363,050
Loss on investments	–	6,672,019
Advertising expense paid with common stock	117,000	211,200
Stock issued in connection with financing	631,507	51,010
Amortization of debt discount	478,660	1,255,368
Loss on the extinguishment of debt	929,912	1,452,629
Change in the fair value of derivatives	501,374	(3,169,156)
Depreciation	294,934	2,708
Changes in operating assets and liabilities
(Increase)/decrease in prepaid expenses
HST Receivable	(21,593)	(1,218)
Prepaids	(68,539)	132,039
Other assets	(44,553)	–
Accrued interest	103,427	97,664
Accrued expense related party	2,558,809	(199,808)
Accounts payable and accrued expense	1,420,739	(449,664)
Net cash (used in) operating activities	(1,448,364)	(2,414,656)

Cash Flows From Investing Activities:
Purchase of fixed assets	(115,998)	(6,263)
Net impact from sale of AMS building excluding mortgage payoff	–	539,376
Purchase of private company equity	–	(39,490)
Net cash by investing activities	(115,998)	493,623

Cash Flows From Financing Activities:
Proceeds from the sale of preferred stock		535,000
Proceeds from convertible loans	912,952	584,356
Repayments of convertible notes		(53,500)
Common stock issued in connection with financing	147,000
Proceeds from notes payable	–	238,560
Proceeds from the sale of common stock in private placements	290,012	291,064
Repayments of related party notes		(255,001)
Proceeds from related party loans	54,739	–
Net cash provided by financing activities	1,404,703	1,340,479

Effect of exchange rates on cash and cash equivalents	134,208	273,372
Net Increase In Cash	(25,450)	(307,182)
Cash At The Beginning Of The Period	27,767	334,969
Cash At The End Of The Period	$2,317	$27,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of right of use assets for lease obligations	$5,727,811	$–
Preferred stock issued as a deposit on an acquisition	$52,594	$–
Common stock issued for advertising expense	$117,000	$211,200
Common stock issued to convert convertible notes and accrued interest into equity	$1,321,973	$1,321,974

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement, as amended, from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees, and prepaid expenses associated with the failed acquisition of Sunniva. The Company is in discussions with Sunniva, as well as an investment banker who received deposits from the Company, about recovering all or a portion of its deposits, banking fees, and prepaid expenses. The accompanying financial statements as of December 31, 2022, do not reflect potential recovery amounts related to Sunniva and other parties if any.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On December 31, 2022, and December 31, 2021, the Company's cash and cash equivalents totaled $2,317 and $27,767 , respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2022, and December 31, 2021, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Leases

The Company recognizes right of use assets and corresponding liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Each lease is classified as either finance or operating. This classification determines the presentation of corresponding expenses over the lifetime of the lease. The Company records long-term leases as liabilities at the present value of the minimum lease payments not yet paid. The Company’s incremental borrowing rate is used to determine the present value of the leases when the implicit rate is not readily determinable. Certain lease contracts contain non-lease components such as maintenance, utilities, fuel and other services. The Company recognizes both the lease and non-lease component for each right of use asset.

Short-term leases (that have an initial term less than 12 months or that are cancellable by the lessor and lessee without significant penalties) are expensed on a straight-line basis over the lease term.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. These derivative liabilities arose due to the issuance of variably priced convertible notes. For the periods ended December 31, 2022, and 2021, the Company had derivative liabilities of $1,008,868 and $507,494, respectively.

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

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at December 31, 2022.

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

As of December 31, 2022, and 2021, the Company had $2,317 and $27,767 in cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of December 31, 2022, the Company had negative working capital totaling $17,065,140 and an accumulated deficit of $94,695,339.

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

As of December 31, 2022, and December 31, 2021, the balance of investments was $78,760 and $78,760, respectively.

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

As of December 31, 2022, the Company’s investment in Klonetics was $78,760.

NOTE 4.	PROPERTY, PLANT, AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on December 31, 2022, and December 31, 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, software, and office and plant equipment	$125,786	$(18,006)	$107,780	$11,154	$(5,122)	$6,032
Total fixed assets	$125,786	$(18,006)	$107,780	$11,154	$(5,122)	$6,032

For the years ended December 31, 2022, and 2021, the Company recorded depreciation expense of $12,844 and $2,708 respectively, related to these fixed assets.

NOTE 5.	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

Accounts payable are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2022, and December 31, 2021.

	December 31, 2022	December 31, 2021

Accounts payable and accrued expenses	$6,882,947	$3,129,257
Accrued interest (a)	151925	194,407
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$7,224,872	$3,513,664

_____________________

(a)	Represents interest accrued on the outstanding convertible notes and other notes – (see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 6.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Loan payable, related parties(a)	$74,497	$19,757

Total loan payable, related parties	$74,497	$19,757

(a)	Interest-free loan of $19,757 due to former directors, and an additional $74,713 interest-free loan from the Company’s CEO.

NOTE 7.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021

Principal value of convertible notes	$1,303,452	$943,017
Note discount	(162,392)	(167,569)
Total convertible notes, net current	$1,141,060	$775,448

During the years ended December 31, 2022, and December 31, 2021, the Company received proceeds from convertible notes of $912,952 and $530,833, respectively.

December 31, 2022 Activity

During the year ended December 31, 2022, the Company received proceeds from convertible notes of $912,952.

During the year ended December 31, 2022 the Company recorded $121,248 in interest expense on its convertible notes and amortized $478,660 of note discount which was charged to interest expense. As of December 31, 2022, there was $151,925 in accrued interest on these notes, and $162,932 in unamortized note discount related to these notes. As of the date of this Report, all convertible notes were past due their maturity date. Additionally, as a result of the late filing of this Report, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one times the face value of all convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452.

During the year ended December 31, 2022, the Company issued 97,646,062 common shares upon the conversion of $552,517 in convertible notes and recorded a loss on conversion of $929,912.

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

As of December 31, 2022, derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

December 31, 2022
Exercise Price	0.0040 – 0.00600
Stock Price	$0.010
Risk-free interest rate	0.04% – 0.09%
Expected volatility	213.80%
Expected life (in years)	1.00
Expected dividend yield	0%
Fair Value:	$1,008,868

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility of its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

NOTE 8.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
Principal value of Promissory Note	$7,715,858	$8,223,888
Loan discounts	–	–
Promissory Note,	$7,715,858	$8,223,888

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

As of December 31, 2022, the Company has approximately $94,700,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of December 31, 2022, the Company has no unrecognized income tax benefits.

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

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at 520 -5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The lease may be terminated by either party on 30 days’ notice. The rent is $500 CAD per month. This space was provided by a company to which, Mr. Orman, one of the Company’s directors, serves as a Director.

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

There were 84,416 and 67,191 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.

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

There were 2,475,000 and 475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.

Common stock

The Company is authorized to issue 5,000,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2022, and December 31, 2021, there were 274,124,622 and 125,509,810 shares of Common Stock were issued and outstanding, respectively.

Stock Options

During the period ended December 31, 2022, and December 31, 2021, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

The following table reflects all outstanding and exercisable warrants on December 31, 2022 and December 31, 2021:

	Number of Warrants Outstanding (a)	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding December 31, 2019	1,869,750	$0.92	.80
Warrants exercised	(25,000)
Warrants outstanding December 31, 2020	1,844,750	$0.92	.50
Warrants issued (a)	477,778	$0.30	4.42
Warrants forfeited	(825,000)
Warrants outstanding December 31, 2022 and 2021	1,497,778	$0.79	2.85

There was no warrant activity during the year ended December 31, 2022

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The Company issued 477,448 common share purchase warrants during the second quarter ended June 30, 2021 to an accredited investor as part of a convertible debenture. These warrants are exercisable at $0.30 per share and expire at the end of five years.

Stock purchase warrants are exercisable for two-five years from the date of issuance.

(a)	The number of warrants reflected in this table does not include 475,000 warrants that were issued at various times during 2019 in connection with the issuance of the Company’s Series B Preferred stock. These warrants are exercisable for three years at a strike price of $2.00 per share. The Company accounts for warrants issued to purchase shares of its common stock or preferred stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. Therefore, no stock-based compensation expense was recorded for the issuance of these 475,000 warrants.

The value of the stock purchase warrants for the periods ended December 31, 2022, and December 31, 2021, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	0.07%
Volatility range (3)	135%
Expected life (in years)	5.00

_____________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

NOTE 12.	RIGHT OF USE ASSET

The majority of our lease obligations are finance leases for the buildings from which we conduct our business. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists.

Finance lease assets represent the right to use an underlying asset for the lease term, and finance lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. We update the incremental borrowing rate in the event of a lease modification such as a renewal or option that adds time and payments to a lease. Our lease terms generally do not include options to extend or terminate the lease unless there is a reasonable certainty that the options will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the expense related to finance leases using the effective interest rate method from the commencement date to the end of the lease term.

Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets. We recognize lease expense for these leases using the straight-line method over the lease term.

The weighted average remaining lease term is 19.0 years and the weighted average discount rate is 16.9%.

The Company’s right of use assets as of December 31, 2022 were as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Right of Use Buildings	$5,397,497	$(269,875)	$5,127,622

Supplementary information on the Company’s lease liabilities as of December 31, 2022 included the following :

December 31, 2022
Interest	$926,897
Amortization and depreciation	269,875
Finance lease related expenses	$1,196,772
Finance lease related payments	$730,917

Future lease payments under our non-cancellable finance leases as of December 31, 2022 were as follows:

2023	$767,463
2024	806,038
2025	846,339
2026	888,547
2027	930,860
Thereafter	19,152,400
Total Undiscounted Cashflows	23,391,541
Imputed Interest	(18,724,961)
Lease Liability	$4,666,580

NOTE 13.	SUBSEQUENT EVENTS

From January 9, 2023 through April 18, 2023, the Company issued 26,717,533 to a convertible note lender to retire approximately 149,570 in convertible debt and accrued interest.

On May 25, 2023 the Company entered into a one year maturity from the date of each advance an unsecured Master Promissory Note agreement (“Master Note”) with Koze Investments, LLC. (“Koze”) under the terms of the Master Note, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The Note bears interest at 24% compounded monthly. As of June 30, 2023 Koze had advanced approximately $1,000,000 to the Company pursuant to the terms of the Master Note and charged approximately $70,000 in interest on those advances.

We previously entered into an agreement to acquire certain equity interests in LTB Management, LLC. Both the Company and the sellers have agreed to terminate that agreement and negotiate and enter into a new agreement to better reflect the current state of the Company and our prospective business operations. Once this agreement has been reached, we will provide information concerning the final terms of that agreement in accordance with our filing obligations.

