Form 10-Q
period 2023-03-31
CANNAPHARMARX, INC.
filed 2023-09-22
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2023

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 22, 2023, was 300,862,715 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$–	$2,317
HST Receivable	29,612	23,251
Prepaid expense	74,463	68,539
Other assets	–	5,906
Total current assets	104,075	100,014
Property, plant and equipment, net	102,848	107,780
Right of use building, net	5,064,265	5,127,622
Investments	–	78,760
Total Assets	$5,271,189	$5,414,176

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$7,178,180	$6,882,947
Cash overdraft	34,050	–
Accrued interest	183,423	151,925
Accrued legal settlement	190,000	190,000
Notes payable	7,721,894	7,715,858
Convertible notes -net of discount	1,344,252	1,141,060
Derivative liability	772,611	1,008,868
Loan payable - related parties	414,056	74,497
Total current liabilities	17,838,466	17,165,154
Liability for right of use building long-term	5,643,148	5,593,477
Total Liabilities	23,481,614	22,758,632

Commitments and contingencies	–	–

Stockholders' Deficit
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 84,416 and 84,416 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	84,416	84,416
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized 2,455,000 and 2,475,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,455,000	2,475,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 294,764,614 and 274,124,622 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	29,476	27,412
Treasury stock, 133,200 and 133,200 shares as of March 31, 2023 and December 31, 2022, respectively	(13)	(13)
Additional paid in capital	75,093,838	74,523,642
Accumulated deficit	(96,107,912)	(94,695,339)
Accumulated other comprehensive income (loss)	234,770	240,427
Total Stockholders' (Deficit)	(18,210,425)	(17,344,455)
Total Liabilities and Stockholders' (Deficit)	$5,271,189	$5,414,176

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Revenue	$–	$–

Operating Expenses:
General and administrative	249,699	139,435
Amortization and depreciation	73,399	74,064
Stock based compensation	45,245	45,245
Rent	2,593	4,739
Professional fees	26,201	177,404
Payroll and consulting fees	323,140	274,671
Total operating expenses	720,277	715,558
Loss from operations	(720,277)	(715,558)

Other income (expense)
Interest (expense)	(459,345)	(451,148)
Gain or (loss) on the extinguishment of debt	(390,447)	(320,243)
Loss on investments	(78,760)	–
Change in the fair value of derivative liability	236,256	(585,033)
Other (expense) net	(692,296)	(1,356,424)
Loss before provision for income taxes	(1,412,573)	(2,071,982)
Provision (credit) for income tax	–	–
Net (loss)	$(1,412,573)	$(2,071,982)

Basic and diluted (loss) per common share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	292,889,614	149,215,596

Comprehensive loss:
Net loss	$(1,412,573)	$(2,071,982)
Foreign currency translation adjustment	(5,656)	(120,750)
Comprehensive (loss)	$(1,418,229)	$(2,192,732)

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as financing expense on convertible notes	$–	$17,000
Common stock issued to convert convertible notes and accrued interest into equity	$507,015	$501,905

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022

Cash Flows From Operating Activities:
Net (loss)	(1,412,573)	(2,071,982)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation expense	45,245	45,245
Loss on investments	78,760	–
Beneficial conversion feature of convertible notes	–	227,386
Amortization of debt discount	162,392	100,971
Loss on the extinguishment of debt	390,447	320,243
Change in the fair value of derivatives	(236,256)	585,033
Depreciation	5,826	942
Changes in operating assets and liabilities
HST Receivable	(6,342)	(4,098)
Right of use asset	–	(5,727,811)
Prepaids	(5,924)	–
Other assets	5,906	–
Lease liabilities for right of use asset	–	5,850,761
Accrued interest	31,498	16,633
Accrued expense related party	–	47,387
Accounts payable and accrued expense	329,283	234,106
Net cash (used in) operating activities	(611,739)	(375,184)

Cash Flows From Investing Activities:
Purchase of fixed assets	(893)	(16,578)
Net cash (used in) investing activities	(893)	(16,578)

Cash Flows From Financing Activities:
Proceeds from convertible notes	153,750	–
Proceeds from notes payable	339,559	476,250
Proceeds from the sale of common stock in private placements	–	40,015
Net cash provided by financing activities	493,309	516,265

Effect of exchange rates on cash and cash equivalents	117,005	(72,594)
Net Increase (Decrease) In Cash	(2,317)	51,909
Cash At The Beginning Of The Period	2,317	27,767
Cash At The End Of The Period	$–	79,676

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued as a financing expense on convertible notes	$–	$17,000
Common stock issued to convert convertible notes and accrued interest into equity	$–	$501,905

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Accumulated other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	deficit	income (loss)	Deficit
Balance, December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

Net (loss)	–	–	–	–	–	–	–	–	–	(2,071,982)	–	(2,071,982)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(120,750)	(120,750)

Conversion of Series A Preferred to common stock	(9,011)	(9,011)	–	–	11,263,750	1,126	–	–	7,885	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	28,186,741	2,819	–	–	499,096	–	–	501,915

Sale of common stock in private placement	–	–	–	–	2,500,000	250	–	–	39,765	–	–	40,015

Issuance of Series B shares for deposit on acquisition	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of common stock for services	–	–	–	–	–	–	–	–	–	–	–	–

Commitment shares issued with convertible note	–	–	–	–	1,000,000	100	–	–	16,900	–	–	17,000

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	227,386	–	–	227,386

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, March 31, 2022	58,180	$58,180	475,000	$475,000	168,460,301	$16,846	133,200	$(13)	$73,891,856	$(88,236,301)	$(492,658)	$(14,287,090)

											Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	other comprehensive	Equity/
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	deficit	income (loss)	Deficit
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	274,124,622	$27,412	133,200	$(13)	$74,523,642	$(94,695,339)	$240,427	$(17,344,455)

Net (loss)	–	–	–	–	–	–	–	–	–	(1,412,573)	–	(1,412,573)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	(5,656)	(5,656)

Conversion of Series B Preferred to common stock	–	–	(20,000)	(20,000)	20,000	2	–	–	19,998	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	20,619,992	2,062	–	–	504,953	–	–	507,015

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, March 31, 2023	84,416	$84,416	2,455,000	$2,455,000	294,764,614	$29,476	133,200	$(13)	$75,093,838	$(96,107,912)	$234,770	$(18,210,425)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

NOTE 1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly-owned subsidiary, Alternative Medical Solutions Inc for the sale of the lands and premises located at Hanover, Ontario, Canada. The facility sold was a 48,750 square foot marijuana grow facility on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. To point of sale, the exterior construction of the building had been completed, however, no interior construction had begun.

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

On February 21, 2023, the Company  entered into a Supply Agreement with Y.S.A. Holdings Ltd (“Y.S.A.), an Israeli corporation. The Company will  supply 450kg of cannabis biomass in the form of dried flowers and dried trim per annum, over a two year period. No supplies have been delivered to Y.S.A as of the date of this Report.

Production and sales from this facility are anticipated in Q3 of 2023. The expected date of the first harvest, under the new license, is on or about August 08th, 2023 with the second harvest in September 2023. Both harvests are expected to yield around 100 kilograms (“kg”) of saleable cannabis flower product.

Preliminary discussion with export partners, would set conditional per gram pricing at approximately $3.30 CDN/gr. This pricing matrix would be based on achieving satisfactory test results associated to tetrahydrocannabinol “THC” and cannabidiol “CBD” content of the dried flower. Expected revenues for both harvests, if sold in their entirety, would be forecasted at $660,000 CDN. A third and fourth harvest are planned in Q4 with similarly forecasted revenues. There can be no assurances that our crops will be successfully harvested, or that we can sell the harvest; and if we are able to sell the harvest, that we can do so at the price/s we expect to receive.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On March 31, 2023, and December 31, 2022, the Company had a cash overdraft and cash equivalents of $(34,050) and $2,317, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2023, and December 31, 2022, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. These derivative liabilities arose due to the issuance of variably priced convertible notes. For the periods ended March 31, 2023 and December 31, 2022, the Company had derivative liabilities of $772,611 and $1,008,868, respectively.

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

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, the Company had a cash overdraft $(34,050) and $2,317 in cash on hand, respectively, and no revenue-producing business or other sources of income. Additionally, as of March 31, 2023, the Company had negative working capital totaling $17,734,391 and an accumulated deficit of $96,107,912.

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

As of March 31, 2023, and December 31, 2022, the balance of investments was $-0- and $78,760, respectively.

On October 6, 2020, the Company invested $50,000 CAD ($39,270 USD) in exchange for 83,333 Class A Common Shares at $0.60 CAD per share of Klonetics Inc.. The Company entered into a cooperation agreement with Klonetics Plant Science Inc., a Company that engages in the business of genetics research and development, tissue culture propagation, plantlet production, ready to flower production within the cannabis industry throughout the world. The parties considered it advantageous to pool their respective experience, expertise, know-how and capabilities in the area of land acquisition, financing, development, operations, and respective areas of industry focus. The parties wished to commence their intended long-term cooperation by pursuing projects in selected areas of focus initially before extending it to a larger scale merger between the parties, which may be discussed at a later date with terms to be determined and agreed to by the parties. CannaPharmaRx will invest up to a maximum percentage of Thirty Percent (30%) of the issued and outstanding shares of Klonetics.

On January 15, 2021, the Company invested an additional $50,000 CAD ($39,490 USD) in exchange for an additional 83,333 Class A Common Shares at $0.60 CAD per share of Klonetics Inc.

During the three months ended March 31, 2023, the Company determined that its investment in Klonetics had no value and wrote off its entire investment to zero. As a result the Company recorded a loss on investment of $78,760 on its Statements of Operations for the three months ended March 31, 2023.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022

Accounts payable and accrued expenses	$7,212,230	$6,882,947
Accrued interest (a)	183,423	151,925
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$7,585,653	$7,224,872

(a)	Represents interest accrued on the outstanding convertible notes and other notes – (see Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 5.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Loan payable, related parties(a)	$414,056	$74,497
Total loan payable, related parties	$414,056	$74,497

(a)	The loan payable related parties is comprised of an interest-free loan $49,138 from the former Company's CEO and a $364,917 loan from a shareholder of the Company and principal of Koze Investments pursuant to the following : On May 25, 2023 the Company entered into a one year maturity from the date of each advance an unsecured Master Promissory Note agreement ("Master Note") with Koze Investments, LLC. ("Koze") under the terms of the Master Note, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The Note bears interest at 24% compounded monthly.

NOTE 6.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022

Principal value of convertible notes	$1,344,252	$1,303,452
Note discount	–	(162,392)
Total convertible notes, net current	$1,344,252	$1,141,060

During the three months ended March 31, 2023, and March 31, 2022, the Company received proceeds from convertible notes of $153,750 and $476,250, respectively.

March 31, 2023 Activity

During the three months ended March 31, 2023, the Company received proceeds from convertible notes of $153,750.

During the three months ended March 31, 2023 the Company recorded $34,185 in interest expense on its convertible notes and amortized $162,392 of note discount which was charged to interest expense. As of March 31, 2023, there was $183,423 in accrued interest on these notes, and $-0- in unamortized note discount related to these notes. As of the date of this Report, all convertible notes were past due their maturity date. Additionally, as a result of the late filing of this Report, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one times the face value of all convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452.

During the three months ended March 31, 2023, the Company issued 20,619,992 common shares upon the conversion of $112,950 in convertible notes and recorded a loss on conversion of $390,447.

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

As of March 31, 2023 and December 31, 2023, the balances of derivative liabilities $772,611 and $1,008,868. As of December 31, 2023 were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

March 31, 2023
Exercise Price	$0.00375-$.00750
Stock Price	$0.009
Risk-free interest rate	4.73%
Expected volatility	213.80%
Expected life (in years)	1.0
Expected dividend yield	0%
Fair Value	$772,611

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

NOTE 7.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Principal value of Promissory Notes	$7,721,894	$7,715,858
	7,721,894	7,715,858

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

NOTE 8.	INCOME TAXES

As of December 31, 2022, the Company has approximately $94,700,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of March 31, 2023, the Company has no unrecognized income tax benefits.

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

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at 520 -5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The lease may be terminated by either party on 30 days’ notice. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a Director.

NOTE 10.	STOCKHOLDERS’ EQUITY

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

There were 84,416 and 84,416 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.

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

There were 2,455,000 and 2,475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.

Common stock

The Company is authorized to issue 5,000,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2023, and December 31, 2022, there were 294,764,614 and 274,124,622 shares of Common Stock were issued and outstanding, respectively.

Stock Options

During the period ended March 31, 2023, and December 31, 2022, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

As of March 31, 2023 there were 1,497,778 warrants outstanding with an average strike price of $0.79 and a remaining life of 2.6 years. These warrants have no intrinsic value.

During the three months ended March 31, 2023 and 2022, the Company recorded $45,245 in stock based compensation related to prior warrants issued being amortized over a five year period.

The value of the stock purchase warrants for the periods ended March 31, 2023, and March 31, 2022, was determined using the following Black-Scholes methodology:

Expected dividend yield (1)	0.00%
Risk-free interest rate range (2)	0.07%
Volatility range	135%
Expected life (in years)	5.00

_____________

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

NOTE 11. RIGHT OF USE ASSET

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

The weighted average remaining lease term is 19.0 years and the weighted average discount rate is 16.9%.

The Company’s right of use assets as of March 31, 2023 were as follows:

	March 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Right of Use Buildings	$5,401,883	$337,618	$5,064,265

Supplementary information on the Company’s lease liabilities as of March 31, 2023 included the following:

March 31, 2023
Interest	$237,307
Amortization and depreciation	67,569
Finance lease related expenses	$304,876
Finance lease related payments	$192,152

Future lease payments under our non-cancellable finance leases as of March 31, 2023 were as follows:

2023	576,065
2024	806,693
2025	846,921
2026	889,269
2027	931,617
2028	978,026
Thereafter	18,189,939
Total Undiscounted Cashflows	23,218,529
Imputed Interest	(17,757,382)
Lease Liability	5,643,148

NOTE 12.	SUBSEQUENT EVENTS

On April 18, 2023 the Company issued 6,097,561 shares to Diagonal Lending to retire $29,250 of convertible debt.

On May 25, 2023 the Company entered into a one year maturity from the date of each advance an unsecured Master Promissory Note agreement (“Master Note”) with Koze Investments, LLC. (“Koze”) under the terms of the Master Note, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The Note bears interest at 24% compounded monthly. As of September 13, 2023 Koze had advanced approximately $1,380,000 to the Company pursuant to the terms of the Master Note and charged approximately $103,000 in interest on those advances.

The first harvest at the Company’s Cremora facility took place on August 10th, 2023, and resulted in over 70 kilograms (kg) of hand trimmed, saleable cannabis flower. That harvest is currently awaiting final results through a certified laboratory to produce the Certificate of Analysis to confirm results on THC, CBD and Terpenes. The second room is being harvested later this month with a forecasted yield of over 100 kg of flower. A third and fourth room have also been planted and are expected to be harvested on October 02nd and 26th respectively.

Preliminary discussion with export partners, would set conditional per gram pricing at approximately $3.30 CDN/gr. This pricing matrix would be based on achieving satisfactory test results associated to THC and CBD content of the dried flower. Expected revenues for both harvests, if sold in their entirety, would be forecasted at $660,000 CDN. A third and fourth harvests are now planted, with similarly forecasted revenues. There can be no assurances that our crops will be successfully harvested, or that we can sell the harvest; and if we do at the price/s we expect to receive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2021 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

During the three-month period ending March 31, 2023 the Company had no revenues from operations. Loss from operations for the three months ended March 31, 2023 was $1,412,573 compared with a loss in the prior year of 2,071,982. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

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

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd., for a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot plant, built in 2015. Production and sales from, this facility are anticipated in Q3 of 2023.

CannaPharmaRx recommissioned the facility into a new indoor cannabis farm during 2022. It is a 55,000 square foot facility with 11 growing rooms and 10 drying and packing rooms. The Company received an Operating License from Health Canada on December 9, 2022, and a Cannabis License from the Canada Revenue Agency on December 22, 2022.

Production and sales from this facility are anticipated in Q3 of 2023. The expected date of the first harvest, under the new license, is on or about August 08th, 2023 with the second harvest expectedsometime in September 2023 Both harvests are expected to yield around 100KG of saleable cannabis flower product.

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

PLAN OF OPERATION

See Note 1 above for a detailed discussion of our current business activities and plan of operation, the contents of which are incorporated herein as if set forth.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company did not have any revenues for the three months ended March 31, 2023 and 2022. The Company’s operating deficit of $1,412,573 as of March 31, 2023 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of Operations

The Company does not currently sell or market any products and did not have any sales in the three months ended March 31, 2023 or 2022. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

Costs of Goods Sold

The Company did not have sales for the three months ended March 31, 2023 or 2022 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the three months ended March 31, 2023 and 2022, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in three months ended March 31 2023 was $720,277 compared to $715,558 for the three months ended March 31, 2022, essentially no change in the 2023 period from 2022. G&A expenses and payroll expenses due to activity at the Cremora facility increased approximately $158,000 in the 2023 period offset by a reduction of approximately $151,000 in professional fees.

Other income (expense)

Other expense was $692,296 for the three months ended March 31, 2023, compared to other expense of $1,356,424, a decrease of $664,128. The decrease is primarily attributable in 2023 due to the change in fair value of the derivative liability of $821,289 offset by an increase of $70,204 in the loss from the extinguishment of debt, and an increase in the loss on investments of $78,760.

Net Income (Loss)

As a result of the foregoing, the Company had a net loss of $1,412,573, and a net loss of $2,071,982 for the periods ended March 31, 2023, and March 31, 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had a cash overdraft of $34,050 as compared to cash on hand of $2,317 at December 31, 2022.

Cash flows from operating activities

The Company used $611,739 in operating activities for the first three months ended March 31, 2023 as compared to $375,184, during the prior year comparable quarter. The difference in cash used in operating activities is attributable to changes in operating assets and liabilities in 2023 compared to 2022.

Cash flows from investing activities

The Company used $893, during the first three months ended March 31, 2023 in investing activities as compared to using $16,578 during the three-month period ended March 31, 2022. The difference is attributable to a decrease in the purchase of furniture during the three months ended March 31, 2023 compared to 2022.

Cash flows from financing activities

During the three months ended March 31, 2023, $493,309 was provided from financing activities, including $153,750 from convertible loans and notes payable. During the prior year’s quarter, the Company received $476,250 and notes payable and $40,015 from the sale of common stock.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2023.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended March 31, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2020, we made a demand of Gary Herick, Arrowhead Consulting, LLC, Whitemoon Energy LLC., Jamie Huttrer a/k/a Jamie Huttrer-Herick, and ZeroRMW, LLC (collectively, the “Herick Parties”) for a return of with seeking the return of profits made between the period of August 2018, to January 2019. During this period, Gary Herick was the Chief Financial Officer and Director of the Company. Gary Herick was also the owner of approximately twenty-six percent (26%) of our common stock. Pursuant to the Securities Exchange Act of 1934, §16(b), 15 U.S.C.S. § 78p(b), an issuer may recover any profits realized by a beneficial owner from the sale of the issuer's equity securities within a six (6) month period. All unlawful profits must be returned to the Issuer on or before Tuesday, September 8, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended we issued 20,619,992 common shares pursuant to conversions of convertible debt to common stock. We also exchange 20,000 shares of Preferred B stock for 20,000 shares of common stock.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 2023.

CannaPharmaRx, Inc.

By:	/s/ Dean Medwid
Dean Medwid,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

