Form 10-Q
period 2023-06-30
CANNAPHARMARX, INC.
filed 2023-10-13
CIK 1081938

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2023

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 13, 2023, was 300,862,715 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNAPHARMARX, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$–	$2,317
HST Receivable	42,261	23,251
Prepaid expense	–	68,539
Other assets	–	5,906
Total current assets	42,261	100,014
Property, plant and equipment, net	173,032	107,780
Right of use building, net	5,107,645	5,127,622
Investments	–	78,760
Total Assets	$5,322,938	$5,414,176

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$7,771,022	$6,882,947
Cash overdraft	39,686	–
Accrued interest	298,549	151,925
Accrued legal settlement	190,000	190,000
Notes payable	7,886,878	7,715,858
Convertible notes -net of discount	1,379,252	1,141,060
Derivative liability	1,364,938	1,008,868
Loan payable - related party	720,096	74,497
Total current liabilities	19,650,421	17,165,154
Liability for right of use building long-term	5,816,500	5,593,477
Total Liabilities	25,466,921	22,758,632

Commitments and contingencies	–	–

Stockholders' Equity
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 84,416 and 84,416 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	84,416	84,416
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized, 2,455,000 and 2,475,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,455,000	2,475,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 300,862,175 and 274,124,622 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	30,086	27,412
Treasury stock, 133,200 and 133,200 shares as of June 30, 2023 and December 31, 2022, respectively	(13)	(13)
Additional paid in capital	75,202,497	74,523,642
Accumulated deficit	(97,987,496)	(94,695,339)
Accumulated other comprehensive income	71,527	240,427
Total Stockholders (Deficit)	(20,143,983)	(17,344,455)
Total Liabilities and Stockholders' (Deficit)	$5,322,938	$5,414,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six	Six
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue	$–	$–	$–	$–

Operating Expenses:
General and administrative	271,254	169,814	520,953	309,249
Amortization and depreciation	73,955	71,553	147,354	145,617
Stock based compensation	45,245	45,244	90,489	90,489
Rent	10	4,700	2,603	9,439
Professional fees	170,134	164,658	196,335	342,062
Payroll and consulting fees	332,342	248,171	655,482	522,842
Total operating expenses	892,939	704,140	1,613,216	1,419,698
Income (loss) from operations	(892,939)	(704,140)	(1,613,216)	(1,419,698)

Other income (expense)
Interest (expense)	(355,294)	(550,383)	(814,640)	(1,001,531)
Gain or (loss) on the extinguishment of debt	(39,024)	(190,413)	(429,471)	(510,656)
(Loss) on investments	–	–	(78,760)	–
Change in the fair value of derivative liability	(592,327)	(61,393)	(356,070)	(646,426)
Other income (expense) net	(986,645)	(802,189)	(1,678,941)	(2,158,613)
(Loss) before provision for income taxes	(1,879,584)	(1,506,329)	(3,292,157)	(3,578,311)
Provision (credit) for income tax	–	–	–	–
Net (loss)	$(1,879,584)	$(1,506,329)	$(3,292,157)	$(3,578,311)

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	299,656,064	199,835,266	293,897,326	174,665,264

Comprehensive loss:
Net (loss)	$(1,879,584)	$(1,506,329)	$(3,292,157)	$(3,578,311)
Foreign currency translation adjustment	(163,244)	270,004	(168,900)	149,254
Comprehensive (loss)	$(2,042,828)	$(1,236,325)	$(3,461,057)	$(3,429,057)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2022

Cash Flows From Operating Activities:
Net (loss)	$(3,292,157)	$(3,578,311)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock-based compensation expense	90,489	90,489
Loss on investments	78,760	–
Common stock issued in connection with financing	–	631,915
Amortization of debt discount	162,392	216,949
Loss on the extinguishment of debt	429,471	291,800
Change in the fair value of derivatives	356,070	646,427
Depreciation	11,930	198,354
Changes in operating assets and liabilities
Cash overdraft	39,686	–
HST Receivable	(18,475)	(11,774)
Prepaids	68,906	(16,759)
Other assets	6,042	–
Accrued interest	146,624	36,180
Accrued expense related party	389,843	–
Accounts payable and accrued expense	436,509	809,504
Net cash (used in) operating activities	(1,093,908)	(685,226)

Cash Flows From Investing Activities:
Purchase of fixed assets	(74,700)	(60,698)
Net cash (used in) investing activities	(74,700)	(60,698)

Cash Flows From Financing Activities:
Right of use assets, net	–	(78,975)
Proceeds from related party notes, net of repayment	740,158	25,996
Proceeds from convertible notes	213,750	–
Proceeds from notes payable, net of repayment	–	641,200
Proceeds from the sale of common stock in private placements	–	290,012
Net cash provided by financing activities	953,908	878,233

Effect of exchange rates on cash and cash equivalents	212,383	(154,897)
Net Increase (Decrease) In Cash	(2,317)	(22,588)
Cash At The Beginning Of The Period	2,317	27,767
Cash At The End Of The Period	$–	5,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of right of use assets for lease obligations	$–	$5,727,811
Common stock issued as a financing expense on convertible notes	$–	$147,000
Common stock issued to convert convertible notes and accrued interest into equity	$571,040	$831,514

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)

Net (loss)	–	–	–	–	–	–	–	–		(2,071,982)	–	(2,071,982)

Change in foreign currency translation	–	–	–	–	–	–	–	–		–	(120,750)	(120,750)

Conversion of Series A Preferred to common stock	(9,011)	(9,011)	–	–	11,263,750	1,126	–	–	7,885	–	–	–

Conversion of convertible notes to common shares	–	–	–	–	28,186,741	2,819	–	–	499,096	–	–	501,915

Sale of common stock in private placement	–	–	–	–	2,500,000	250	–	–	39,765	–	–	40,015

Issuance of Series B shares for deposit on acquisition	–	–	–	–	–	–	–	–		–	–	–

Issuance of common stock for services	–	–	–	–	–	–	–	–		–	–	–

Commitment shares issued with convertible note	–	–	–	–	1,000,000	100	–	–	16,900	–	–	17,000

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	227,386	–	–	227,386

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, March 31, 2022	58,180	$58,180	475,000	$475,000	168,460,301	$16,846	133,200	$(13)	73,891,856	$(88,236,301)	$(492,658)	$(14,287,090)

Net income (loss)	–	–	–	–	–	–	–	–	–	(1,506,329)	–	(1,506,329)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	270,004	270,004

Conversion of convertible notes to common shares	–	–	–	–	23,987,460	2,398	–	–	327,201	–	–	329,599

Sale of common stock in private placement	–	–	–	–	25,000,000	2,500	–	–	247,497	–	–	249,997

Commitment shares issued with private placement	–	–	–	–	10,000,000	1,000	–	–	129,000	–	–	130,000

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	64,414	–	–	64,414

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245

Balance, June 30, 2022	58,180	$58,180	475,000	$475,000	227,447,761	22,744	133,200	$(13)	74,705,213	$(89,742,630)	$(222,655)	$(14,704,161)

(continued)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Paid in	Accumulated	Other Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	Deficit
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	274,124,622	$27,412	133,200	$(13)	$74,523,642	$(94,695,339)	$240,427	$(17,344,455)

Net (loss)	–	–	–	–	–	–	–	–	–	(1,412,573)		(1,412,573)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–		(5,656)	(5,656)

Conversion of Series B Preferred to common stock	–	–	(20,000)	(20,000)	20,000	2	–	–	19,998			–

Conversion of convertible notes to common shares	–	–	–	–	20,619,992	2,062	–	–	504,953			507,015

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245			45,245

Balance, March 31, 2023	84,416	$84,416	2,455,000	$2,455,000	294,764,614	$29,476	133,200	$(13)	$75,093,838	$(96,107,912)	$234,770	(18,210,425)

Net (loss)	–	–	–	–	–	–	–	–	–	(1,879,584)		(1,879,584)

Change in foreign currency translation	–	–	–	–	–	–	–	–	–		(163,244)	(163,244)

Conversion of convertible notes to common shares	–	–	–	–	6,097,561	610	–	–	63,415			64,024

Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245			45,245

Balance, June 30, 2023	84,416	$84,416	2,455,000	$2,455,000	300,862,175	$30,086	133,200	$(13)	$75,202,497	$(97,987,496)	$71,527	(20,143,983)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through AMS, its wholly-owned subsidiary, for the sale of the lands and premises located at Hanover, Ontario, Canada. The facility sold was a 48,750 square foot marijuana grow facility on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. To point of sale, the exterior construction of the building had been completed, however, no interior construction had begun.

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

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd, Alberta, Canada, f/k/a Great Northern Cannabis, Ltd. (“GN”), in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN who was formerly the Company’s President and CEO. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

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

Sales from this facility are anticipated in Q4 of 2023. The date of the first harvest, under the new license, was on or about August 10th, 2023 with the second harvest on September 11, 2023. The harvests yielded approximately 75 kilograms and 120 kilograms (“kg”) respectively, of saleable cannabis flower product.

Preliminary discussions with export partners, would set conditional per gram pricing at approximately $3.30 CDN/gr. This pricing matrix would be based on achieving satisfactory test results associated to tetrahydrocannabinol “THC” and cannabidiol “CBD” content of the dried flower. Expected revenues for both harvests, if sold in their entirety, would be forecasted at $643,000 CDN. A third and fourth harvest are planned in Q4 with similarly forecasted revenues. There can be no assurances that our third and fourth crops will be successfully harvested, or that we can sell any of the harvests; and if we are able to sell the harvest, that we can do so at the price/s we expect to receive.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of the year or less to be cash equivalents. On June 30, 2023, and December 31, 2022, the Company had a cash overdraft and cash equivalents of $(39,686) and $2,317, respectively.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2023, and December 31, 2022, the Company determined that it had items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. These derivative liabilities arose due to the issuance of variably priced convertible notes. For the periods ended June 30, 2023 and December 31, 2022, the Company had derivative liabilities of $1,364,938 and $1,008,868, respectively.

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

The HST is in effect in five of the ten Canadian provinces: New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island. The HST is collected by the Canada Revenue Agency (CRA), which remits the appropriate amounts to the participating provinces. The HST may differ across these five provinces, as each province will set its own PST rates within the HST. In provinces and territories which have not enacted the HST, the CRA collects only the 5% of goods and services tax. The current rate in Ontario is 13%.

Stock-Based Compensation

The Company has adopted ASC Topic 718, (Compensation—Stock Compensation), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding at June 30, 2023.

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

Determining the fair value of a reporting unit is judgmental and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for the purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test before scheduled annual impairment tests.

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

Recently Issued Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The Company adopted this guidance on January 1, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company had a cash overdraft of $(39,686), and $2,317 in cash on hand. Additionally, as of June 30, 2023, the Company had negative working capital totaling $19,608,159 and an accumulated deficit of $ 97,987,496.

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

As of June 30, 2023, and December 31, 2022, the balance of investments was $-0- and $78,760, respectively.

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

During the three months ended March 31, 2023, the Company determined that its investment in Klonetics had no value and wrote off its entire investment to zero. As a result the Company recorded a loss on investment of $78,760 on its Statements of Operations for the six months ended June 30, 2023.

NOTE 4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022

Accounts payable and accrued expenses	$7,771,022	$6,882,947
Accrued interest (a)	298,549	151,925
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$8,259,571	$7,224,872

(a)	Represents interest accrued on the outstanding convertible notes and other notes – (see, and Note 5 Related Party Transactions and Note 12, Notes Payables)

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a Settlement Agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its Common Stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the Settlement Agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

NOTE 5.	RELATED PARTY TRANSACTIONS

The following table sets forth the components of the Company’s related party liabilities on June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Loan payable, related parties (a)	$720,096	$74,497
Total loan payable, related parties	$720,096	$74,497

(a)	The loan payable related parties is comprised of an interest-free loan $27,867 from the former Company's CEO and a $692,239 loan from a shareholder of the Company and principal of Koze Investments pursuant to the following : On May 25, 2023 the Company entered into a one year maturity from the date of each advance an unsecured Master Promissory Note agreement ("Master Note") with Koze Investments, LLC. ("Koze") under the terms of the Master Note, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The Note bears interest at 24% compounded monthly. As of June 30, 2023 the accrued interest on the Master Note amounted to 76,603.

Effective January 1, 2022, the Company entered into a lease agreement with Formosa Mountain Ltd to lease a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. Rent is $82,500 CAD per month, and will increase by 5% each year. This lease has a 20 year term. The principal shareholder of Formosa Mountain is also the principal shareholder of Koze Investments. As of June 30, 2023 the Company was in arrears of $1,509,750 CAD on its monthly rent. The amount in arrears is included in “Accounts Payable” on the Company’s June 30, 2023 Balance Sheet.

NOTE 6.	CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022

Principal value of convertible notes	$1,379,252	$1,303,452
Note discount	–	(162,392)
Total convertible notes, net current	$1,379,252	$1,141,060

During the six months ended June 30, 2023, and June 30, 2022, the Company received proceeds from convertible notes of $213,750 and $476,250, respectively.

June 30, 2023 Activity

During the six months ended June 30, 2023, the Company received proceeds from convertible notes of $213,750.

During the six months ended June 30, 2023 the Company recorded $74,310 in interest expense on its convertible notes and amortized $162,392 of note discount which was charged to interest expense. As of June 30, 2023, there was $221,946 in accrued interest on these notes, and $-0- in unamortized note discount related to these notes. As of the date of this Report, all convertible notes were past due their maturity date. Additionally, as a result of the late filing of this Report, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one times the face value of all convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452.

During the six months ended June 30, 2023, the Company issued 26,717,553 common shares upon the conversion of $137,950 in convertible notes and recorded a loss on conversion of $429,471.

June 30, 2022 Activity

During the three months ended June 30, 2022, the Company received proceeds from convertible notes of $476,250.

During the three months ended June 30, 2022, the Company recorded $22,787 in interest expense on its convertible notes and amortized $109,970.73 of note discount which was charged to interest expense. As of June 30, 2022, there was $65,131 in accrued interest on these notes, and $293,985 in unamortized note discount relating to these notes. As of the date of this Report, there were eight notes amounting to $698,017 that was past due its maturity date. The Company has not received any notice of default on these notes and continues to accrue interest on these notes past the maturity date.

During the three months ended June 30, 2022, the Company issued 28,186,741 common shares upon the conversion of $248,767 in convertible notes and recorded a loss on conversion of $246,994.

As of June 30, 2023 and December 31, 2023, the balances of derivative liabilities $1,364,938 and $1,008,868. As of December 31, 2023 were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

June 30, 2023
Exercise Price	$0.0025-$.00650
Stock Price	$0.016
Risk-free interest rate	4.87%
Expected volatility	141.20%
Expected life (in years)	1.0
Expected dividend yield	0%
Fair Value	$1,364,938

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

NOTE 7.	NOTES PAYABLE

The following tables set forth the components of the Company’s, convertible debentures as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Principal value of Promissory Notes	$7,886,878	$7,715,858
Promissory Note	7,886,878	7,715,858

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

As of December 31, 2022, the Company has approximately $98,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As of June 30, 2023, the Company has no unrecognized income tax benefits.

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

There were 84,416 and 84,416 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.

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

There were 2,455,000 and 2,475,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.

Common stock

The Company is authorized to issue 5,000,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2023, and December 31, 2022, there were 300,862,175 and 274,124,622 shares of Common Stock were issued and outstanding, respectively.

Stock Options

During the period ended June 30, 2023, and December 31, 2022, the Company did not record any stock-based compensation expense related to stock options, as there were none outstanding.

Stock Purchase Warrants

As of June 30, 2023 there were 1,497,778 warrants outstanding with an average strike price of $0.79 and a remaining life of 2.6 years. These warrants have no intrinsic value.

During the six months ended June 30, 2023 and 2022, the Company recorded $90,489 in stock based compensation related to prior warrants issued being amortized over a five year period.

The value of the stock purchase warrants for the periods ended June 30, 2023, and June 30, 2022, was determined using the following Black-Scholes methodology:

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

The weighted average remaining lease term is 19.0 years and the weighted average discount rate is 16.9%.

The Company’s right of use assets as of June 30, 2023 were as follows:

	June 30, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Right of Use Buildings	$5,521,779	(414,134)	5,107,645

Supplementary information on the Company’s lease liabilities as of June 30, 2023 included the following:

June 30, 2023
Interest	$478,288
Amortization and depreciation	135,632
Finance lease related expenses	$613,920
Finance lease related payments	$385,706

Future lease payments under our non-cancellable finance leases as of June 30, 2023 were as follows:

2023	392,567
2024	824,597
2025	865,719
2026	909,007
2027	952,294
2028	999,733
Thereafter	18,593,667
Total Undiscounted Cashflows	23,537,585
Imputed Interest	(17,721,084)
Lease Liability	5,816,501

NOTE 12.	SUBSEQUENT EVENTS

The first harvest at the Company’s Cremora facility took place on August 10th, 2023, and resulted in over 75 kilograms (kg) of hand trimmed, saleable cannabis flower. That harvest is currently awaiting final results through a certified laboratory to produce the Certificate of Analysis to confirm results on THC, CBD and Terpenes. The second room harvested on September 11, 2023 yielded 120 kg. of flower. The third room was harvested on October 6, 2023.

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

During the six month period ending June 30, 2023 the Company had no revenues from operations. Loss from operations for the six months ended June 30, 2023 was $3,292,157 compared with a loss in the prior year of 3,578,311. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, AMS for the sale of the lands and premises located at Hanover, Ontario, Canada. The price was $2,000,000 CAD and the closing of this transaction occurred on July 9, 2021. As a result, and anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 during the year ended December 31, 2020. This property is security for a $1,000,000 US note with Koze Investments, LLC by way of a first charge ranking. At closing, the note was retired with the proceeds from the sale by repayment of the principal of $1,000,000, accrued interest of $124,735, and penalties of $475,265. This note was discharged on July 13, 2021.

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

Production and sales from this facility are anticipated in Q4 of 2023. The expected date of the first harvest, under the new license, is on or about August 10th, 2023 with the second harvest occurred on September 11th, 2023 Both harvests combined are expected to yield around 195KG of saleable cannabis flower product.

Preliminary discussion with export partners, would set conditional per gram pricing at approximately $3.30 CDN/gr. This pricing matrix would be based on achieving satisfactory test results associated to THC and CBD content of the dried flower. Expected revenues for both harvests, if sold in their entirety, would be forecasted at $643,000.00 CDNA third and fourth harvest are planned in Q4 with similarly forecasted revenues. A portion of the proceeds, if the cannabis is sold, will go to pay down existing debt.

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

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company did not have any revenues for the six months ended June 30, 2023 and 2022. The Company’s operating deficit of $3,292,157 as of June 30, 2023 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Six Months Ended June 30, 2023

The Company does not currently sell or market any products and did not have any sales in the six months ended June 30, 2023 or 2022.

Costs of Goods Sold

The Company did not have sales for the six months ended June 30, 2023 or 2022 and, accordingly, there were no cost of goods sold.

Gross Profit and Gross Margin

For the six months ended June 30, 2023 and 2022, the Company had no gross profit or gross margin.

Operating Expenses

Our operating expenses consist primarily of general and administrative expenses, which include salaries, stock-based compensation expense and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the formation and compliance of a public company.

Overall operating expenses in six months ended June 30 2023 was $1,613,216 compared to $1,419,698 for the six months ended June 30, 2022. The increase in of $193,518 in operating expenses in the 2023 period is primarily due to an increase of approximately $211,000 in G&A expense, an increase of approximately $133,000 in payroll due to activity at the Cremora facility, partially offset by a decrease of approximately $146,000 in professional fees.

Other income (expense)

Other expense was $1,678,941 for the six months ended June 30, 2023, compared to other expense of $2,158,613 in the comparable six month period in 2022, a decrease of $479,673. The decrease is primarily attributable in 2023 due to the change in fair value of the derivative liability of $290,356, a decrease in the loss from the extinguishment of debt of 81,184 and a decrease in interest expense $186,891, partially offset by a loss of invest in 2023 of $78,760 compared to zero in the prior 2022 period.

Net (Loss)

As a result of the foregoing, the Company had a net loss of $3,292,157 and a net loss of $3,578,311 for the periods ended June 30, 2023, and June 30, 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had a cash overdraft of $39,686 as compared to cash on hand of $2,317 at December 31, 2022.

Cash flows from operating activities

The Company used $1,093,908 in operating activities for the six months ended June 30, 2023 as compared to $685,226 during the prior year comparable quarter. The difference in cash used in operating activities is attributable to changes in operating assets and liabilities in 2023 compared to 2022.

Cash flows from investing activities

The Company used $74,700, during the six months ended June 30, 2023 in investing activities as compared to using $60,698 during the six-month period ended June 30, 2022. The difference is attributable to an increase in the purchase of plant equipment during the six months ended June 30, 2023 compared to 2022.

Cash flows from financing activities

During the six months ended June 30, 2023, $953,908 was provided from financing activities, including $213,750 from convertible loans and $740,158 from related party notes payable. During the prior year’s quarter, the Company received $476,250 and notes payable and $40,015 from the sale of common stock.

In general, based on historical losses, the Company will be required to continue raising operating capital through debt and equity.

Currently, we have no committed source for any funds to allow us to complete any of our proposed acquisitions or projects, however, the Company is continually seeking forms of committed capital to pursue its growth and expansion plans.. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan. Our inability to obtain funding for our projects will have a negative impact on our anticipated results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. As of the result of the late filing of our December 31, 2022 Form 10-K and March 31, 2023 10-Q along with this Report which is late, our common stock was downgraded by the OTC Markets Group to the “Expert Market”.

Based on this evaluation, and evidenced by our late filings, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2023 at the reasonable assurance level. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – Other than an emphasis on timely filing, there were no changes in our internal control over financial reporting during the period ended June 30, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2020, we made a demand of the “Herick Parties seeking the return of profits made between the period of August 2018, to January 2019. During this period, Gary Herick was the Chief Financial Officer and Director of the Company. Gary Herick was also the owner of approximately twenty-six percent (26%) of our common stock. Pursuant to the Securities Exchange Act of 1934, §16(b), 15 U.S.C.S. § 78p(b), an issuer may recover any profits realized by a beneficial owner from the sale of the issuer's equity securities within a six (6) month period. All unlawful profits must be returned to the Company on or before Tuesday, September 8, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2023 we issued 6,097,561 common shares pursuant to conversions of convertible debt to common stock.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2023.

CannaPharmaRx, Inc.

By:	/s/ Dean Medwid
Dean Medwid,
Principal Executive Officer

By:	/s/ John Cassels
John Cassels, Principal Financial Officer and
Principal Accounting Officer

