Form 10-Q
period 2023-09-30
CANNAPHARMARX, INC.
filed 2023-11-17
CIK 1081938

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

The number of shares of the registrant’s common stock issued and outstanding as of November 16, 2023, was 337,961,136 shares.

CANNAPHARMARX, INC.

SEPTEMBER 30, 2023

(UNAUDITED)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)

	September 30, 2023	December 31, 2022

ASSETS

Current assets
Cash	$–	$2,317
HST receivable	54,318	23,251
Prepaid expense	–	68,539
Other assets	–	5,907
Total current assets	54,318	100,014

Non-current assets
Property, plant and equipment, net	167,483	107,780
Right-of-use building, net	4,934,188	5,127,622
Investments	–	78,760
Total assets	$5,155,989	$5,414,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank overdraft	$245	$–
Accounts payable and accrued liabilities	7,772,254	6,882,947
Accrued interest	405,356	151,925
Accrued legal settlement	190,000	190,000
Notes payable	7,867,828	7,715,858
Convertible notes - net of discount	1,379,252	1,141,060
Derivative liability	906,946	1,008,868
Loan payable - related party	1,519,018	74,497
Liability for right-of-use building, current portion	187,793	260,432
Total current liabilities	20,228,692	17,425,587

Non-current liability
Liability for right-of-use building	5,557,272	5,333,045
Total liabilities	$25,785,964	$22,758,632

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 84,416 and 84,416 shares issued and outstanding as at September 30, 2023 and December 31, 2022, respectively	$84,416	$84,416
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized, 2,455,000 and 2,475,000 shares issued and outstanding as at September 30, 2023 and December 31, 2022, respectively	2,455,000	2,475,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 294,764,614 and 274,124,622 issued and outstanding as at September 30, 2023 and December 31, 2022, respectively	29,476	27,412
Treasury stock, 6,230,761 and 133,200 shares as at September 30, 2023 and December 31, 2022, respectively	597	(13)
Additional paid-in capital	75,247,742	74,523,642
Accumulated deficit	(98,551,864)	(94,695,339)
Accumulated other comprehensive income	104,658	240,426
Total stockholders’ deficit	(20,629,975)	(17,344,456)
Total liabilities and stockholders’ deficit	$5,155,989	$5,414,176

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$–	$–	$–	$–

Operating expenses
General and administrative	336,620	201,818	857,573	511,067
Amortization and depreciation	76,550	75,972	223,904	221,589
Stock-based compensation	45,245	45,245	135,734	135,734
Rent	12	3,038	2,615	12,477
Professional fees	44,778	97,016	241,113	439,078
Payroll and consulting fees	164,292	165,386	819,774	688,228
Total operating expenses	667,497	588,475	2,280,713	2,008,173
Loss from operations	(667,497)	(588,475)	(2,280,713)	(2,008,173)

Other income (expenses)
Interest expense	(354,862)	(441,673)	(1,169,502)	(1,443,204)
Loss on the extinguishment of debt	–	(203,130)	(429,471)	(713,786)
Loss on investments	–	–	(78,760)	–
Change in the fair value of derivative liability	457,991	(79,970)	101,921	(726,396)
Total other income (expenses), net	103,129	(724,773)	(1,575,812)	(2,883,386)
Net loss	$(564,368)	$(1,313,248)	$(3,856,525)	$(4,891,559)
Foreign currency translation adjustment	33,132	528,940	(135,768)	678,194
Net comprehensive loss	$(531,236)	$(784,308)	$(3,992,293)	$(4,213,365)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	295,096,003	241,098,037	292,670,792	197,052,865

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2023	2022

Operating activities
Net loss	$(3,856,525)	$(4,891,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	223,904	221,589
Stock-based compensation	135,734	135,734
Interest expense	1,169,502	1,443,204
Loss on extinguishment of debt	429,471	713,786
Loss on investments	78,760	–
Change in the fair value of derivative liability	(101,921)	726,396
Changes in operating assets and liabilities:
HST receivable	(31,067)	(15,233)
Prepaid expenses	68,539	(71,746)
Other assets	5,907	(5,837)
Accounts payable and accrued liabilities	765,295	1,875,820
Cash overdraft	245	–
Accrued interest	142,124	(739,039)
Subscription liability	–	249,991
Net cash used in operating activities	(970,032)	(356,894)

Investing activity
Purchases of property, plant and equipment	(78,880)	(106,886)
Net cash used in investing activity	(78,880)	(106,886)

Financing activities
Proceeds from convertible notes	213,750	694,950
Proceeds from loans payable – related party	1,412,227	74,714
Repayment of promissory notes	–	(596,012)
Proceeds from issuance of Series B preferred shares	–	55,989
Proceeds from issuance of common stock in private placements	–	290,012
Proceeds from commitment shares issued with convertible notes	–	17,000
Proceeds from commitment shares issued for equity line of credit	–	130,000
Proceeds from beneficial conversion feature of convertible notes	–	345,551
Payments made on liability for right-of-use building	(579,382)	(568,689)
Net cash provided by financing activities	1,046,595	443,515

Net change in cash	(2,317)	(20,265)
Cash, beginning of period	2,317	27,767
Cash, end of period	$–	$7,502

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash flow investing and financing activities:
Acquisition of right-of-use assets for lease obligations	$–	$5,727,811
Stock issued as a financing expense on convertible notes	$–	$147,000
Preferred stock issued as a deposit on an acquisition	$–	$55,989
Common stock issued to convert convertible notes and accrued interest into equity	$138,881	$1,180,269

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Additional		Accumulated
	Number		Number		Number		Number		Paid		Other
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	in Capital	Accumulated Deficit	Comprehensive Income	Deficit
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	274,124,622	$27,412	133,200	$(13)	$74,523,642	$(94,695,339)	$240,426	$(17,344,456)
Conversion of Series B to common stock	–	–	(20,000)	(20,000)	20,000	2	–	–	19,998	–	–	–
Conversion of convertible notes to common stock	–	–	–	–	20,619,992	2,062	–	–	504,953	–	–	507,015
Stock-based compensation	–	–	–	–	–	–	–	–	45,245	–	–	45,245
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	(5,656)	(5,656)
Net loss	–	–	–	–	–	–	–	–	–	(1,412,573)	–	(1,412,573)
Balance, March 31, 2023	84,416	$84,416	2,455,000	$2,455,000	294,764,614	$29,476	133,200	$(13)	$75,093,838	$(96,107,912)	$234,770	$(18,210,425)
Conversion of convertible notes to common stock	–	–	–	–	6,097,561	610	–	–	63,415	–	–	64,025
Stock-based compensation	–	–	–	–	–	–	–	–	45,244	–	–	45,244
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	(163,244)	(163,244)
Net loss	–	–	–	–	–	–	–	–	–	(1,879,584)	–	(1,879,584)
Balance, June 30, 2023	84,416	$84,416	2,455,000	$2,455,000	300,862,175	$30,086	133,200	$(13)	$75,202,497	$(97,987,496)	$71,526	$(20,143,984)
Common stock returned to treasury	–	–	–	–	(6,097,561)	(610)	6,097,561	610	–	–	–	–
Stock-based compensation	–	–	–	–	–	–	–	–	45,245	–	–	45,245
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	33,132	33,132
Net loss	–	–	–	–	–	–	–	–	–	(564,368)	–	(564,368)
Balance, September 30, 2023	84,416	$84,416	2,455,000	$2,455,000	294,764,614	$29,476	6,230,761	$597	$75,247,742	$(98,551,864)	$104,658	$(20,629,975)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Additional		Accumulated
	Number of		Number of		Number of		Number of		Paid in	Accumulated	Other Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	67,191	$67,191	475,000	$475,000	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)
Conversion of Series A to common stock	(9,011)	(9,011)	–	–	11,263,750	1,126	–	–	7,885	–	–	–
Conversion of convertible notes to common stock	–	–	–	–	28,186,741	2,819	–	–	499,096	–	–	501,915
Sale of common stock in private placement	–	–	–	–	2,500,000	250	–	–	39,765	–	–	40,015
Commitment shares issued with convertible note	–	–	–	–	1,000,000	100	–	–	16,900	–	–	17,000
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	227,386	–	–	227,386
Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	(120,750)	(120,750)
Net loss	–	–	–	–	–	–	–	–	–	(2,071,982)	–	(2,071,982)
Balance, March 31, 2022	58,180	$58,180	475,000	$475,000	168,460,301	$16,846	133,200	$(13)	$73,891,856	$(88,236,301)	$(492,659)	$(14,287,091)
Conversion of convertible notes to common stock	–	–	–	–	23,987,460	2,398	–	–	327,201	–	–	329,599
Sale of common stock in private placement	–	–	–	–	25,000,000	2,500	–	–	247,497	–	–	249,997
Commitment shares issued for equity line of credit	–	–	–	–	10,000,000	1,000	–	–	129,000	–	–	130,000
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	64,414	–	–	64,414
Stock-based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	270,004	270,004
Net loss	–	–	–	–	–	–	–	–	–	(1,506,329)	–	(1,506,329)
Balance, June 30, 2022	58,180	$58,180	475,000	$475,000	227,447,761	$22,744	133,200	$(13)	$74,705,213	$(89,742,630)	$(222,655)	$(14,704,161)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (Unaudited)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Treasury Stock		Additional		Accumulated Other
	Number		Number		Number		Number		Paid		Comprehensive
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	in Capital	Accumulated Deficit	Income (Loss)	Deficit
Balance, June 30, 2022	58,180	$58,180	475,000	$475,000	227,447,761	$22,744	133,200	$(13)	$74,705,213	$(89,742,630)	$(222,655)	$(14,704,161)
Conversion of convertible notes to common stock	–	–	–	–	22,916,415	2,292	–	–	346,463	–	–	348,755
Conversion of Series A Preferred to common stock	(13,764)	(13,764)	–	–	17,205,000	1,721	–	–	12,044	–	–	1
Conversion of common shares issued for equity line of credit to Series A Preferred	8,000	8,000	–	–	(10,000,000)	(1,000)	–	–	(7,000)	–	–	–
Issuance of Series B Preferred for deposit on acquisition	–	–	2,000,000	2,000,000	–	–	–	–	(1,944,011)	–	–	55,989
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	53,750	–	–	53,750
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	45,245	–	–	45,245
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	528,940	528,940
Net loss	–	–	–	–	–	–	–	–	–	(1,313,248)	–	(1,313,248)
Balance September 30, 2022	52,416	$52,416	2,475,000	$2,475,000	257,569,176	$25,757	133,200	$(13)	$73,211,704	$(91,055,878)	$306,285	$(14,984,729)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRX (“CPRX” or the “Company”) was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company focuses its business efforts on evaluation, negotiation, acquisition, and development cannabis cultivation projects in Canada.

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd. for the use of a leased facility located in Cremona, Alberta, Canada. The facility was built in 2015 and was previously operating as a cannabis production facility until it was decommissioned, and the license cancelled by the previous owner making the facility ready for sale in 2020.

CPRX recommissioned the 55,000 square foot facility which contains 11 growing rooms and 10 drying and packing rooms into a new indoor cannabis farm during 2022. The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency (“CRA”) on December 22, 2022.

On February 21, 2023, the Company entered into a supply agreement with Y.S.A. Holdings Ltd (“Y.S.A.”), an Israeli corporation, whereby the Company will supply 450kg of cannabis biomass in the form of dried flowers and dried trim per annum to Y.S.A over a two-year period. No biomass has been delivered to Y.S.A as at the date of this Report.

Under the new license the date of the first and second harvest were August 10, 2023 and September 11, 2023 respectively. The first and second harvest yielded saleable cannabis flower product of approximately 75 kilograms (“kg”) and 120 kg respectively.

Preliminary discussions with export partners would set conditional per gram pricing at approximately $3.30 Canadian dollars (“CAD”) per gram. This price would be based on achieving satisfactory test results associated to tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) content of the dried flower.

Basis of presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification, the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

All figures are in United States (“US”) dollars (“USD”) unless indicated otherwise.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to the purchase price allocation of acquired businesses, the impairment of long-lived assets, the valuation of financial instruments, the provision of income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as at the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

The Company considers all its cash in bank accounts and its highly liquid temporary cash investments with an original maturity of three months or less to be cash and cash equivalents. On September 30, 2023, the Company had cash of $nil (December 31, 2022 - cash of $2,317).

Comprehensive income or loss

ASC 220 Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2023, and December 31, 2022, the Company determined that it had items that represented components of comprehensive income and therefore has included a statement of comprehensive income in the financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on net earnings and the Company’s financial position.

Leases

The Company recognizes right-of-use assets and corresponding liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. This classification of operating or finance lease determines the presentation of corresponding expenses over the lifetime of the lease.

Finance lease assets represent the right to use an underlying asset for the lease term, and finance lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. A collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. This incremental borrowing rate is updated in the event of a lease modification such as a renewal or option that adds time and payments to a lease. A lease term generally does not include an option to extend or terminate the lease, unless there is a reasonable certainty that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. The Company recognizes the expense related to finance leases using the effective interest rate method from the commencement date to the end of the lease term. Certain lease contracts contain non-lease components such as maintenance, utilities, fuel and other services. The Company recognizes both the lease and non-lease component for each right-of-use asset.

Short-term leases (that have an initial term less than 12 months or that are cancellable by the lessor and lessee without significant penalties) are expensed as they are incurred.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative liabilities arose due to the issuance of variably priced convertible notes. For the period ended September 30, 2023, the Company had derivative liabilities of $906,946 (December 31, 2022 - $1,008,868).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

Foreign currency translation

The functional currency and the reporting currency of the Company’s US operations is USD. The functional currency of the Company’s Canadian operations is CAD. Management adopted ASC 830 Foreign Currency Matters for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, USD, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' equity in the statement of stockholders' equity. These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' equity.

Harmonized sales tax

The Harmonized Sales Tax (“HST”) is a combination of the Canadian Goods and Services Tax (“GST”) and Provincial Sales Tax (“PST”) that is applied to taxable goods and services. HST is a consumption tax paid by the consumer at the point of sale (POS). The vendor or seller collects the tax proceeds from consumers by adding the HST rate to the cost of goods and services. They then remit the total collected tax, less input tax credits for HST paid to vendors, to the government periodically.

The HST is in effect in five of the ten Canadian provinces: New Brunswick, Newfoundland and Labrador, Nova Scotia, Ontario, and Prince Edward Island. The HST is collected by the CRA, which remits the appropriate amounts to the participating provinces. The HST may differ across these five provinces, as each province will set its own PST rates within the HST. In provinces and territories which have not enacted the HST, the CRA collects only the 5% goods and services tax. The current rate in Ontario is 13%.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company has adopted ASC Topic 718 Compensation - Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the fair value of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of share purchase warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding as at September 30, 2023 or December 31, 2022.

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

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (loss) per share

Earnings (loss) per share is presented in accordance with Accounting Standards Update (“ASU”), Earning per Share (Topic 260), which requires the presentation of both basic and diluted earnings per share (“EPS”) on the income statements.

Basic EPS excludes any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common stock issued. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recently issued accounting pronouncements

In August 2020, FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes separation models for convertible debt that require the convertible debt to be separated into a debt and equity component from US GAAP, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The Company adopted this guidance on January 1, 2023.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at September 30, 2023, the Company had cash of $nil (December 31, 2022 - $2,317). Additionally, as at September 30, 2023, the Company had negative working capital totaling $20,174,374 (December 31, 2022 - $17,325,573) and an accumulated deficit of $98,551,864 (December 31, 2022 - $94,695,339).

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on current financial projections, the Company does not have sufficient existing cash resources to fund its current limited operations. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

It is the Company’s intention to incur debt and/or raise additional funding through equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 3 - INVESTMENT

As at September 30, 2023, the balance of investments was $nil 0(December 31, 2022 - $78,760).

During the three months ended March 31, 2023, the Company determined that its investment in Klonetics, Inc., consisting of 83,333 Class A common shares purchased on October 6, 2020 at $0.60 CAD per share and 83,333 Class A common shares purchased on January 15, 2021 at $0.60 CAD per share had no value and impaired the value of the investment to $nil. As a result, the Company recorded a loss on investment of $78,760 for the three months ended March 31, 2023.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

A summary of the Company’s accounts payable and accrued liabilities is as follows:

	September 30, 2023	December 31, 2022

Accounts payable and accrued expenses	$7,772,254	$6,882,947
Accrued interest (a)	405,356	151,925
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$8,367,610	$7,224,872

(a)	Represents interest accrued on the outstanding convertible notes and other notes - (see Note 5, Note 6, and Note 11).

(b)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its common stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 5 - RELATED PARTY TRANSACTIONS

A summary of the Company’s related party liabilities is as follows:

	September 30, 2023	December 31, 2022

Loan payable - related party	$1,519,018	$74,497
Liability for right-of-use building, current portion	187,793	260,432
Liability for right-of-use building	5,557,272	5,333,045
Total loan payable, related parties	$7,264,083	$5,667,974

The loan payable to related parties is comprised of a $27,867 interest-free loan from the Company's former CEO and a $692,239 promissory note from a shareholder of the Company and principal of Koze Investments, LLC (“Koze”) whereby on May 25, 2023, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The promissory note with Koze bears interest at 24% compounded monthly. As at September 30, 2023, the accrued interest on the promissory note amounted to $42,699.

Effective January 1, 2022, the Company entered into a lease agreement with Formosa Mountain Ltd., whose principal shareholder is also the principal shareholder of Koze, to lease a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The lease payments are $82,500 CAD per month increasing by 5% each year. The lease has a 20-year term. As at September 30, 2023, the Company was in arrears by $1,769,625 CAD (December 31, 2022 - $990,000) on its monthly lease payment. The amount in arrears is included in accounts payable and accrued liabilities (Note 4).

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at 520 - 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director. During the three and nine months ended September 30, 2023, the Company incurred rent expense in total of $nil and $2,615, respectively.

NOTE 6 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

A continuity of the Company’s convertible notes is as follows:

Balance, December 31, 2021	$943,017
Proceeds received	912,952
Value of convertible notes converted to 97,646,062 common shares	(552,517)
Note discount	(162,392)
Balance, net of note discount, December 31, 2022	1,141,060
Add back:Note discount	162,392
Balance, December 31, 2022	1,303,452
Proceeds received	213,750
Value of conversion of notes to 26,717,553 common shares	(137,950)
Balance, September 30, 2023	$1,379,252

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 6 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES (continued)

During the three and nine months ended September 30, 2023, the Company recorded a loss on conversion of $nil (2022 - $421,986) and $429,471 (2022 - $713,786), respectively; recorded $39,219 (2022 - $74,497) and $113,529 (2022 - $118,396), respectively, in interest expense on its convertible notes; and amortized $nil (2022 - $166,594) and $162,392 (2022 - $383,543), respectively, of note discount which was charged to interest expense.

As at September 30, 2023, the Company had $ 271,076 (December 31, 2022 - $151,925) in accrued interest on these notes, recorded in accounts payable and accrued liabilities, and $nil (December 31, 2022 - $162,932) in unamortized note discount related to these notes.

As at the date of this Report, all convertible notes were past their maturity date. Additionally, as a result of the late filing of previous Reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one times the face value of all convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452, which has been recorded in accounts payable and accrued liabilities.

As at September 30, 2023 the Company had derivative liabilities of $ 906,946 (December 31, 2022 - $1,008,868).

A summary of the Company’s assumption used in the Black-Scholes option pricing model for derivative liabilities valuation as at September 30, 2023 is as follows:

September 30, 2023
Exercise Price	$0.0025-$0.0105
Stock Price	$0.014
Risk-free interest rate	4.83%
Expected volatility	177.50%
Expected life (in years)	1.0
Expected dividend yield	0.00%
Fair Value	$906,946

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

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 7 - NOTES PAYABLE

A summary of the Company’s notes payable is as follows:

	September 30, 2023	December 31, 2022

Promissory notes (ASM)	$7,534,889	$7,382,998
CEBA Loan	44,379	44,300
Promissory notes (secured investors)	288,560	288,560
	$7,867,828	$7,715,858

Pursuant to the terms of a securities purchase agreement with Alternative Medical Solutions, Inc. (“AMS”), entered into on December 31, 2018, the Company issued a non-interest-bearing $7,330,000 ($10,000,000 CAD) promissory note. The promissory note matured on December 31, 2021, and is past due. During the year ended December 31, 2021, the Company recorded $186,610 in amortization expense related to this note discount.

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. CEBA provided an interest free loan (“CEBA Loan”) of up to $60,000 CAD to eligible businesses. On September 14, 2023, the Government of Canada announced changes to the maturity date of the CEBA Loan, which was extended to December 31, 2026. The loan will remain interest-free until January 18, 2024 with a rate of 5% per annum being applied from January 19, 2024. Repayment of $40,000 CAD by January 18, 2024 will result in a $20,000 CAD loan forgiveness. Should the CEBA Loan remain outstanding on January 18, 2023, it will convert to a non-amortizing term loan with the full principal repayment due on December 31, 2026. The Company received the full $60,000 CAD loan amount and as at September 30, 2023 and December 31, 2022 the Company’s CEBA Loan balance is $44,379 ($60,000 CAD) and $44,300 ($60,000 CAD), respectively.

During the year ended December 31, 2021, the Company entered into promissory note agreements with secured investors for non-interest-bearing notes maturing within 12 months with a total value of $238,560 ($300,000 CAD). These notes are secured by a general security agreement over all present and after acquired property, assets, and undertakings. As at September 30, 2023 and December 31, 2022, the notes are past due and owing in the amount of $238,560 ($300,000 CAD) and $238,560 ($300,000 CAD), respectively.

NOTE 8 - INCOME TAXES

As at December 31, 2022, the Company had approximately $98,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. The federal net operating loss carryforwards begin to expire in 2030. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As at September 30, 2023, the Company has no unrecognized income tax benefits (December 31, 2022 - $nil).

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 8 - INCOME TAXES (continued)

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at 520 - 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue up to 3,100,000 shares of one or more series of preferred stock at a par value of $0.0001 per share. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Series A preferred stock

In April 2018, the Company issued 60,000 shares of its series A convertible preferred stock (“Series A Stock”) for $1.00 per share to certain investors who then became members of management and the Board of Directors. Each share of Series A Stock is not redeemable, entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders; is convertible into 1,250 shares of common stock and each vote is on an as-converted basis. In addition, the holders of outstanding Series A Stock will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common stock, whereupon the holders of the Series A Stock will receive a dividend on the number of shares of common stock into which each share of Series A Stock is convertible.

The beneficial conversion feature (“BCF”) attributed to the purchase of Series A Stock was deemed to have no value on the date of purchase because there was no public trading market for the Series A Stock, and none is expected to develop in the future. Therefore, the BCF related to the Series A Stock was considered to have no value on the date of issuance.

As at September 30, 2023, 84,416 (December 31, 2022 - 84,416) shares of Series A Stock were issued and outstanding.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

Series B preferred stock

In August 2019, the Company closed an offering of up to $3 million of units at a price of $1.00 per unit. Each unit consisted of one share of series B convertible preferred stock (“Series B Stock”) and one common stock purchase warrant (“Common Warrant”) with no expiry date. Each Series B Stock is convertible into one share of the Company’s common stock at the election of the holder. Each Common Warrant is exercisable to purchase one share of common stock at the election of the holder at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D of the Securities and Exchange Commission regulations. As at December 31, 2020, the Company had accepted $475,000 in subscriptions in this offering.

As at September 30, 2023, 2,455,000 (December 31, 2022 - 2,475,000) shares of Series B Stock and Common Warrants were issued and outstanding.

Common stock

The Company is authorized to issue 5,000,000,000 shares of common stock at a par value $0.0001 per share. As at September 30, 2023, 294,764,614 (December 31, 2022 - 274,124,622) shares of common stock were issued and outstanding.

Stock purchase warrants

A summary of the Company’s number of stock purchase warrants outstanding and exercisable for period ended September 30, 2023 is as follows:

	Number of stock purchase warrants	Weighted average exercise price	Weighted average remaining life
July 1, 2024	$1,019,750	$1.33	0.75

There was no warrant activity during the periods ended September 30, 2023 and December 31, 2022.

During the three and nine months ended September 30, 2023, the Company recorded $45,245 (2022 - $45,245) and $135,734 (2022 - $135,734), respectively, in stock-based compensation related to issued warrants being recognized over a five-year period.

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 10 - STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s assumptions used in the Black-Scholes pricing model for valuation of stock purchase warrants for the periods ended September 30, 2023 and December 31, 2022 are as follows:

Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	0.07%
Volatility	135%
Expected life in years	5.00

(1)	The Company has no history or expectation of paying cash dividends on its Common Stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

NOTE 11 - RIGHT-OF-USE ASSETS

A summary of the Company’s right-of-use assets as at September 30, 2023 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Right-of-use buildings	$5,407,330	$(473,142)	$4,934,188

A summary of the Company’s right-of-use assets as at December 31, 2022 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Right-of-use buildings	$5,397,497	$(269,875)	$5,127,622

As at September 30, 2023, the weighted average remaining lease term is 18.25 years (December 31, 2022 - 19 years) and the weighted average discount rate is 16.9% (2022 - 16.9%).

CANNAPHARMARX, INC. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

NOTE 11 - RIGHT-OF-USE ASSETS (continued)

Supplementary information on the Company’s lease liabilities as at September 30, 2023 and 2022 included the following:

	September 30, 2023	September 30, 2022
Interest	$721,451	$717,929
Amortization and depreciation	203,737	209,976
Finance lease related expenses	$925,188	$927,905

Finance lease related payments	$579,382	$568,689

Future lease payments under the Company’s non-cancellable finance leases as at September 30, 2023 were as follows:

2023	$192,215
2024	807,506
2025	847,775
2026	890,166
2027	932,556
2028	979,012
Thereafter	18,208,278
Total undiscounted cash flows	$22,857,508
Imputed interest	(17,112,442)
Liability for right-of-use building, total	$5,745,066
Liability for right-of-use building, current portion	187,793
Liability for right-of-use building	5,557,272

NOTE 12 - SUBSEQUENT EVENTS

On October 16, 2023, the Company issued 14,456,522 common shares to Diagonal Lending, LLC to retire $13,300 of convertible debt.

On October 18, 2023, the Company issued 14,615,000 common shares to Janbella Group, LLC to retire $7,288 of convertible debt.

On November 6, 2023, the Company issued 16,000,000 common shares to Diagonal Lending, LLC to retire $15,680 of convertible debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Transition Report on Form 10-K for the year ended December 31, 2022.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including statements concerning anticipated financial results and developments of our operations in future periods that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 9, 2023 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

·	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
·	our ability to maintain and develop relationships with customers and suppliers;
·	our ability to successfully integrate acquired businesses or new brands;
·	the impact of competitive products and pricing;
·	supply constraints or difficulties;
·	the retention and availability of key personnel;
·	general economic and business conditions;
·	substantial doubt about our ability to continue as a going concern;
·	our need to raise additional funds in the future;
·	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
·	our ability to successfully implement our business plan;
·	our ability to successfully acquire, develop or commercialize new products and equipment;
·	intellectual-property claims brought by third parties; and
·	the impact of any industry regulation.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company qualifies all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

During the three and nine months ended September 30, 2023 the Company had no revenues from operations. Loss from operations for the three and nine months ended September 30, 2023 was $667,497 (2022 - $588,475) and 2,280,713 (2022 - $2,008,173), respectively. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “CannaPharmaRX”, CANNAPHARMARX”, the “Company”, “we”, “us”, and “our” refer to CannaPharmaRX, Inc. and our wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars (“USD”).

OVERVIEW AND HISTORY

The Company was originally incorporated in the State of Colorado in August 1998 under the name Network Acquisitions, Inc. and changed its name to Cavion Technologies, Inc. (“Cavion”) in February 1999.

On December 21, 2000, Cavion filed for protection under Chapter 11 of the United States Bankruptcy Code. In connection with the filing, on February 16, 2001, Cavion sold its entire business, and all of its assets, for the benefit of its creditors. Subsequent to the sale, Cavion retained liabilities of approximately $8.4 million and were dismissed by the Court from the Chapter 11 reorganization, effective March 13, 2001, at which time the last of Cavion’s remaining directors resigned.

In October 2006, the Company changed its name to Concord Ventures, Inc. (“Concord”) and in February 2008, was re-listed on the OTC Bulletin Board.

In April 2010, Concord re-domiciled in Delaware under the name CCVG, Inc. (“CCVG”). Effective December 31, 2010, CCVG completed an Agreement and Plan of Merger and Reorganization (the “Reorganization") which provided for the merger of two of our wholly owned subsidiaries, resulting in a name change to Golden Dragon, Inc. (“Golden Dragon”). Golden Dragon was the surviving publicly quoted parent holding company.

On May 9, 2014, Golden Dragon entered into a Share Purchase Agreement with CannaPharmaRX, Inc., a Colorado corporation (“Canna Colorado”), and David Cutler, a former President, Chief Executive Officer, Chief Financial Officer, and director of Golden Dragon. Under the Share Purchase Agreement, Canna Colorado purchased 1,421,120 shares of Golden Dragon common stock from Mr. Cutler and an additional 9,000,000 restricted common shares directly from Golden Dragon.

On May 15, 2014, as amended and effective January 29, 2015, we entered into an Agreement and Plan of Merger (the “Merger”) pursuant to which Canna Colorado became a subsidiary of Golden Dragon. In October 2014, Golden Dragon changed its legal name to CannaPharmaRX, Inc. (“CPRX”). Pursuant to the Merger, all shares of the former Golden Dragon common stock previously owned by Canna Colorado were canceled. As a result of the transactions disclosed above, CPRX became an early-stage pharmaceutical company whose purpose was to advance cannabinoid research and discovery using proprietary formulation and drug delivery technology then under development.

In April 2016, CPRX ceased operations and the Company’s management resigned their respective positions with the Company, with the exception of Mr. Gary Herick, who remained an officer and director until March 2019.

Effective December 31, 2018, CPRX and Hanover CPMD Acquisition Corp. (“CPMD Hanover”) a newly formed, wholly owned subsidiary, entered into a Securities Purchase Agreement with Alternative Medical Solutions, Inc. (“AMS”), an Ontario, Canada corporation organized under the laws of the Province of Ontario, Canada and its shareholders, wherein the Company acquired all of the issued and outstanding securities of AMS. As a result of the completion of the acquisition of AMS on December 31, 2019, the Company no longer fit the definition of a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, and filed the required disclosure on Form 8-K/A with the SEC on February 14, 2019, advising that it was no longer a shell company pursuant to the aforesaid Rule.

Effective February 25, 2019, the Company acquired 3,936,500 shares and 2,500,000 Warrants to purchase 2,500,000 shares of Common Stock of GN Ventures, Ltd. (“GN”), formerly known as Great Northern Cannabis, Ltd., in exchange for an aggregate of 7,988,963 shares of its Common Stock, from a former shareholder of GN. While no assurances can be provided, the Company believes this is the initial step in its efforts to acquire all or a significant portion of the issued and outstanding stock of GN. In May 2020, the Company exchanged 5,507,400 of its shares for 3,671,597 shares of GN.

GN owns a 60,000 square foot cannabis cultivation and grow facility located on 38 acres in Stevensville, Ontario, Canada (“the Stevensville Facility”). Because the Company is a minority shareholder of GN and GN is a privately held company, the Company cannot confirm that the information it currently has on GN’s operations is complete or fully reliable. GN estimates annual total production capacity from the Stevensville Facility of up to 12,500 kilograms of cannabis. Once completed, the Stevensville Facility and GN’s subsidiary, 9869247 Canada Limited, received a license to cultivate from the Canadian Ministry of Health on July 5, 2019. As a result, in October 2019, GN commenced cultivation activities and began generating revenues during the first calendar quarter of 2020.

Effective June 11, 2019, the Company entered into a Securities Purchase Agreement with Sunniva, Inc. (“Sunniva”), a British Columbia, Canada corporation wherein the Company agreed to acquire all of the issued and outstanding securities of Sunniva’s wholly-owned subsidiaries Sunniva Medical Inc. (“SMI”) and 1167025 B.C. LTD (“1167025”) for approximately $16.0 million Canadian dollars (“CAD”) in cash and a promissory note in the principal amount of $4.0 million CAD. These companies own the Sunniva Canada Campus, which includes construction assets for a planned 759,000 square-foot greenhouse located on an approximately 114-acre property in Okanagan Falls, British Columbia, Canada.

On June 8, 2020, the Company received a notice of termination of this Purchase Agreement from Sunniva. As a result, the Company incurred a charge of $1,881,126 due to the write-off of its deposit to Sunniva, banking fees and prepaid expenses associated with the failed acquisition of Sunniva expenses. The accompanying financial statements as at September 30, 2023, do not reflect potential recovery amounts related to Sunniva and other parties, if any.

On January 6, 2021, the Company executed an Agreement of Purchase and Sale through its wholly owned subsidiary, AMS for the sale of the lands and premises located at Hanover, Ontario, Canada for a price was $2,000,000 CAD The facility sold was a 48,750 square foot marijuana grow facility on a 6.7-acre parcel of land located in Hanover, Ontario, Canada. As at the date of the sale, the exterior construction of the building had been completed; however, no interior construction had begun. As a result, and in anticipation of the closing, the Company recorded an impairment of goodwill and fixed assets relating to the property of $7,962,694 at December 31, 2020. This property was security for a $1,000,000 US Note with Koze Investments, LLC (“Koze”) by way of a first ranking charge. The transaction closed on July 9, 2021 and the note with Koze was repaid in full, consisting of principal of $1,000,000 plus accrued interest of $124,735 and penalties of $475,265. The note was discharged accordingly.

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd., whose principal shareholder is also the principal shareholder of Koze, to lease a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot plant built in 2015. CPRX recommissioned the facility into a new indoor cannabis farm with 11 growing rooms and 10 drying and packing rooms during 2022. The Company received an Operating License from Health Canada on December 9, 2022, and a Cannabis License from the Canada Revenue Agency on December 22, 2022.

PLAN OF OPERATION

Production and sales from this facility are anticipated in Q4 of 2023, currently pending receipt of Good Agricultural Practices certification from the Israeli Medical Cannabis Agency (commonly referred to as “IMC-GAP certification”). The Company anticipates receipt of this certification before December 31, 2023.

The Company harvested its first crops as planned on August 10 and September 11, 2023, yielding approximately 195kg of saleable cannabis flower product, and anticipates additional harvests on October 21 and November 9, 2023 with comparable yield.

Preliminary discussions with export partners sets conditional per gram pricing at approximately $3.30 CDN/gram. This pricing is based on achieving satisfactory test results associated to tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) content of the dried flower. Expected revenues for both initial harvests, if sold in their entirety, is forecasted at $643,000 CDN. The third and fourth harvest planned in Q4 have similarly forecasted revenues.

The Company’s principal place of business is located at 3600 888-3rd Street SW, Calgary, Alberta, Canada, phone 949-652-6838; the Company’s website address is www.cannapharmarx.com.

Going Concern

Substantial doubt exists as to CPRX’s ability to continue as a going concern based on the fact that the Company does not have adequate working capital to finance day-to-day operations. The Company did not have any revenues for the three or nine months ended September 30, 2023 and 2022.

The Company’s operating deficit as at September 30, 2023 of $2,280,713 (September 30, 2022 - 2,008,173) indicates substantial uncertainty about the Company’s ability to continue as a going concern. It is the Company’s intention to incur additional debt and/or raise additional funding through equity financing to fund ongoing operating expenses. Management’s ability to implement its plans and continue as a going concern is dependent upon raising additional capital. The Company’s continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

The Company does not currently sell or market any products and did not have any sales for the three months ended September 30, 2023 or 2022.

Cost of goods sold

The Company did not have sales for the three months ended September 30, 2023 or 2022 and, accordingly, there was no cost of goods sold for either period.

Gross profit and gross margin

For the three months ended September 30, 2023 and 2022, the Company had no gross profit or gross margin.

Operating expenses

The Company’s operating expenses consist primarily of general and administrative, payroll and consulting fees, stock-based compensation as well as professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and compliance of a public company.

Overall operating expenses in the three months ended September 30, 2023, were $667,497 compared to $588,475 for the three months ended September 30, 2022. The increase of $79,022 in operating expenses in the 2023 period is primarily due to an increase of approximately $134,802 in general and administrative expenses, partially offset by a decrease of $52,238 in professional fees.

Other income (expenses)

Other income was $103,129 for the three months ended September 30, 2023, compared to other expenses of $724,773 for the three months ended September 30, 2022. The increase of $827,902 in other income/expenses in 2023 is primarily attributable to an increase of $537,961 in the fair value of derivative liability, an increase in the loss on the extinguishment of debt to $nil from the 2022 loss of $203,130, and a decrease in loss on investments of $86,811.

Net loss

During the three months ended September 30, 2023, the Company incurred a net loss of $564,368 (2022 - $1,313,248).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

The Company does not currently sell or market any products and did not have any sales for the nine months ended September 30, 2023 or 2022.

Cost of goods sold

The Company did not have sales for the nine months ended September 30, 2023 or 2022 and, accordingly, there was no cost of goods sold for either period.

Gross profit and gross margin

For the nine months ended September 30, 2023 and 2022, the Company had no gross profit or gross margin.

Operating expenses

The Company’s operating expenses consist primarily of general and administrative, payroll and consulting fees, stock-based compensation as well as professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and compliance of a public company.

Overall operating expenses in nine months ended September 30, 2023, were $2,280,713 compared to $2,008,173 for the nine months ended September 30, 2022. The increase of $272,540 in operating expenses in the 2023 period is primarily due to an increase of approximately $346,506 in general and administrative as well as an increase of approximately $131,546 in payroll and consulting fees due to activity at the Cremora facility, partially offset by a decrease of $197,965 in professional fees.

Other income (expenses)

Other expenses were $1,575,812 for the nine months ended September 30, 2023, compared to $2,883,386 for the nine months ended September 30, 2022. The decrease of $1,307,574 in other expenses in the current period is primarily attributable to the change in the fair value of derivative liability of $828,317, a decrease in the loss on the extinguishment of debt of $284,315, and a decrease in interest expense of $273,702 due primarily to fluctuating CAD/USD foreign exchange rates, partially offset by an increase of loss of investments in the current period of $78,760.

Net loss

During the nine months ended September 30, 2023, the Company incurred a net loss of $3,856,525 (2022 - $4,891,559).

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2023, the Company had cash and cash equivalents of $nil (December 31, 2022 - $2,317).

Cash flows from operating activities

During the nine months ended September 30, 2023, the Company used $970,032 (2022 - $356,894) in operating activities. The difference in cash used in operating activities is attributable to changes in operating assets and liabilities in 2023 compared to 2022.

Cash flows from investing activities

During the nine months ended September 30, 2023, the Company used $78,880 (2022 - $106,886) in investing activities. The difference is attributable to a reduce in purchasing of property, plant and equipment in 2023 compared to 2022.

Cash flows from financing activities

During the nine months ended September 30, 2023, $1,046,595 (2022 - $443,515) was provided from financing activities. The difference in cash provided from financing activities is attributable to the issuance of convertible notes and proceeds from loans with related parties, offset by payments to Formosa Mountain Ltd. to lease a cannabis production facility in Cremona, Alberta, Canada.

In general, based on historical losses, the Company will be required to continue raising operating capital through debt and equity.

Currently, the Company has no committed source for any funds to allow completion of any of our proposed acquisitions or projects in progress. No representation is made that any funds will be available when needed. In the event funds cannot be raised as required, we may not be able to carry out our business plan. Our inability to obtain funding for our projects will have a negative impact on our anticipated results of operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is classified as a smaller reporting company and is not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. As a result of the late filing of our December 31, 2022 Form 10-K and March 31, 2023 and June 30, 2023 10-Qs, our common stock was downgraded by the OTC Markets Group to the “Expert market”.

Based on this evaluation, and evidenced by our late filings, our CEO and CFO concluded that our disclosure controls and procedures were not effective as at June 30, 2023 at the reasonable assurance level. We have implemented new procedures for the period ended September 30, 2023 to mitigate this ineffectiveness and believe that, given our timely filing of this Report, the newly implemented disclosure procedures were effective as at September 30, 023. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - Other than an emphasis on timely filing, there were no changes in our internal control over financial reporting during the period ended September 30, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As part of our acquisition of AMS, we assumed an action filed against AMS by Ataraxia Canada, Inc. (“Ataraxia”), alleging breach of contract, specifically, breach of a non-binding term sheet providing for Ataraxia to acquire controlling interest in AMS. Ataraxia is seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia, as plaintiff, and circulated to AMS, as defendant, on August 2, 2018, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

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

No decision on whether to proceed on either of these situations has been reached as at the date of this Report.

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRX Inc. and Does 1 - 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CPRX breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. CPMD intends to vigorously defend against BCI’s lawsuit, going forward. The parties conducted a court-ordered mediation, and the parties are engaging in on-going discussions.

We are not a party to any other legal proceeding or aware of any other threatened action as at the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, the Company issued 20,619,992 common shares pursuant to conversions of convertible debt to common stock. The Company also exchanged 20,000 shares of Preferred B Stock for 20,000 shares of common stock, and cancelled 6,097,561 common stock.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 17, 2023.

CannaPharmaRx, Inc.

By:	/s/ Dean Medwid
Dean Medwid,
Principal Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste, Principal Financial Officer

