Form 10-K
period 2023-12-31
CANNAPHARMARX, INC.
filed 2024-05-16
CIK 1081938

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-27055

CANNAPHARMARX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

Suite 3600

888 - 3rd Street SW

Calgary, Alberta, Canada T2P 5C5

(Address of principal executive offices)

403-637-0420

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CPMD	OTC Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2023 was $2,707,760.

The number of shares of the registrant’s common stock issued and outstanding as of May 16, 2024, was 662,501,405 shares.

CANNAPHARMARX, INC.

DECEMBER 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our anticipated results and developments of our operations in future periods, plans related to our business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects”, “anticipates”, “plans”, “estimates” or “intends”, the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with the Company’s history of losses and need for additional financing,
•	risks associated with increased costs affecting its financial condition,
•	risks associated with uninsured risks,
•	risks associated with governmental and environmental regulations,
•	risks associated with future legislation regarding the cannabis industry and climate change,
•	risks associated with cybersecurity and cyber-attacks,
•	risks related to economic conditions,
•	risks related to its ability to manage growth,
•	risks related to its dependence on key personnel,
•	risks related to its SEC filing history, and
•	risks related to its securities.

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1 - BUSINESS

Description of Current Business

CannaPharmaRX Inc. (“CPRX”, “we”, “our”, or the “Company”) was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company focuses its business efforts on evaluation, negotiation, acquisition, and development of cannabis cultivation projects in Canada.

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

Under the new license the dates of the harvests during the year ended December 31, 2023 were August 10, September 12, October 2, October 6, and November 25, 2023. The five harvests cumulatively yielded total saleable cannabis flower product of approximately 300 kilograms.

Growth by Acquisition

The Company plans to grow through the acquisition of related, complementary businesses. In doing so we expect to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus realizing synergies between the brands to increase sales on multiple fronts; reducing overhead costs by streamlining operations; and eliminating duplicitous efforts and costs. There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

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

As part of our investigation, our officers and directors will meet personally with management and key personnel, and may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. The manner in which we participate in an acquisition will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the acquisition candidate, and our relative negotiation strength.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default, and will include miscellaneous other terms.

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (the “34 Act”), it may be necessary for such acquisition candidate to provide independent audited financial statements. If so required, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our management. If such a transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

We previously entered into an agreement to acquire certain equity interests in LTB Management, LLC (“LTB”). The original agreement was terminated in agreement with the sellers and a new agreement was negotiated which better reflects the current state of the Company and our prospective business operations. The new agreement closed on November 22, 2023 whereby we obtained 100 Class B units of LTB in exchange for consideration of 27,224,962 warrants, each entitling the holder to purchase one share of common stock of the Company at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the sellers; and 100,000 Class C preferred shares. Contingent consideration includes a quarterly true up of the sellers’ preferred share proportional ownership to 33% of the outstanding shares of the Company’s common stock, and an earn out whereby the sellers can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time within 24 months of the agreement date. As at December 31, 2023, we have an obligation to issue an additional 14,759 Class C preferred shares to the sellers under the true up, valued at $204,220.

We are in discussion with other companies operating in the cannabis industry regarding a potential acquisition. However, there can be no assurance we will be successful consummating any additional acquisitions in the future, nor can there be any assurance we will have access to equity and debt financing required to consummate any transaction in the future. For a complete description of our business, financial condition, results of operations and other important information, we refer you to our filings with the SEC that are incorporated by reference in this Annual Report, including our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023. For instructions on how to find copies of these documents, see the section entitled “Where You Can Find More Information”.

Employees

We currently employ one (1) employee at Head Office and twenty (20) in Cremona, Alberta.

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

US Regulation

It is our intention to continue to emphasize the cannabis industry in our search for business opportunities, specifically in Canada, but we are also currently considering opportunities in the United States in states that have approved cannabis legalization. As of the date of this Report cannabis is still considered a Schedule 1 controlled substance under US federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”

Should the Federal Government decide to enforce the Controlled Substances Act (“CSA”) in any state in which we own an interest in a cannabis operation, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us if we are able to acquire or develop a cannabis related operation in the US. If so, we may be irreparably harmed by a change in enforcement by the federal or state governments.

As of the date of this Report, 31 states and the District of Columbia have decriminalized adult use of cannabis. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana possession and use illegal on a national level.

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy with the Department of Justice (“DOJ”) vacating the Cole Memorandum in favor of deferral of any enforcement of federal regulation to the individual states. However, certain other protections remained in place via budgetary element embedment (Rohrabacher-Farr amendment now referred to as the Rohrabacher-Blumenauer Amendment), which limited funding of any enforcement of anti-cannabis legislation. The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

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

The Biden administration has announced that they are working on moving marijuana to schedule III of the CSA, which would result in a lower tax burden on businesses selling marijuana in states where it is legal and may allow additional growth in the industry among legal operators.

Since the use of marijuana continues, at this time, to be illegal under federal law, federally chartered banks will not accept funds for deposit from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate in the US should we choose to pursue opportunities in that large market. There does appear to be recent movement to allow state-chartered banks and credit unions to provide banking to the industry, but as of the date of this Report there are few entities which offer these services. As such, any plans to expand into the US would face significant obstacles and costs that will make ultimate profitability of US operations less likely and more difficult to obtain.

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

Pursuant to the Cannabis Act, and subject to provincial regulations, individuals over the age of 18 are able to purchase cannabis products from authorized retailers and are able to legally possess up to 30 grams of dried cannabis, or the equivalent amount. As of the date of this Report, the permitted classes of cannabis that an authorized person may sell include: dried cannabis, cannabis oil, fresh cannabis, cannabis plants, cannabis plant seeds, edible cannabis, cannabis extracts and cannabis topicals. The Cannabis Act also permits households to grow a maximum of four cannabis plants. This limit applies regardless of the number of adults that reside in the household. In addition, the Cannabis Act provides provincial and territorial governments the authority to prescribe regulations regarding use, retail and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act, such as increasing the minimum age for purchase and consumption and setting rules around promotion of cannabis products within the province or territory.

The Cannabis Regulations, among other things, set out requirements relating to licensing, including key personnel and security requirements; good production practices; cannabis products; packaging and labelling; and access to cannabis for medical purposes which are summarized below.

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

Regardless of the specific provincial retail framework, all cannabis products for the recreational cannabis market must be supplied by federally licensed cultivators (plants and seeds only) and processors (all other allowable classes of cannabis - currently dried cannabis, cannabis oil, cannabis edibles, cannabis extracts and cannabis topicals). In most provinces and territories, a liquor or cannabis authority operated by the province serves as a wholesaler, with retailers purchasing cannabis products from the liquor or cannabis authority or from provincially licensed distributors. The wholesalers, in turn, acquire the cannabis products from federally licensed cultivators and processors.

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

ITEM 1A - RISK FACTORS

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

Risks related to our Company are summarized as follows:

The Company is a Development Stage Company with Little Operating History of our Current Business, a History of Losses and the Company Cannot Assure Profitability

The Company’s business is comprised of a recently acquired subsidiary. The Company has been incurring operating losses and cash flow deficits since the inception of such operations, as it attempts to create an infrastructure to capitalize on the opportunity for value creation that is emerging from the relaxing of prohibitions on the cannabis industry nationwide in Canada. The Company’s lack of operating history, and the lack of historical pro forma combined financial information for the Company and its acquired subsidiary, makes it difficult for investors to evaluate the Company’s prospects for success. Prospective investors should consider the risks and difficulties the Company might encounter, especially given the Company’s lack of an operating history or historical pro forma combined financial information, there is no assurance that the Company will be successful, and the likelihood of success must be considered in light of its relatively early stage of operations. As the Company has not begun to generate revenue, it is extremely difficult to make accurate predictions and forecasts of its finances. This is compounded by the fact the Company intends to operate in the cannabis industry, which is rapidly transforming. There is no guarantee that the Company’s products or services will be attractive to potential consumers.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The Company is in the development stage and is currently seeking additional capital, mergers, acquisitions, joint ventures, partnerships, and other business arrangements to expand its product offerings in the medical cannabis industry and grow its revenue. The Company’s ability to continue as a going concern is dependent upon its ability in the future to grow its revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet its obligations and repay its liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance the operations of the Company; however, there can be no certainty that such funds will be available at terms acceptable to the Company. These conditions indicate the existence of material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern.

We have not generated any revenue or profit from operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of approximately $100,000 per month, we estimate that our cash on hand will not be able to support our operations through the balance of this calendar year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of institutional investors who could provide the capital required for our ongoing operations. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

The Company had Negative Operating Cash Flow for the for the Year Ended December 31, 2023

The Company had negative operating cash flow of $2,274,452 for the year ended December 31, 2023. To the extent that the Company has negative operating cash flow in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from its operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company. The Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management.

The Company’s Actual Financial Position and Results of Operations May Differ Materially from Management’s Expectations

The Company has experienced some changes in its operating plans and certain delays in its plans. As a result, the Company’s revenue, net income and cash flow may differ materially from the Company’s projected revenue, net income and cash flow. The process for estimating the Company’s revenue, net income and cash flow requires the use of in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the Company’s financial condition or results of operations.

The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this Prospectus, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our Common Stock may significantly decrease.

The Company is Reliant on the Retention of the Licenses to Produce Medical Cannabis Products in Canada

The Company’s ability to grow, store and sell medical marijuana and cannabis oil in Canada is dependent on retaining the appropriate licenses with Health Canada. Failure to comply with the requirements of any license inspection or failure to retain the appropriate licenses with Health Canada would have a material adverse impact on the future business, financial condition and operating results of the Company.

Although the Company believes it will meet the requirements of the Cannabis Act for future renewals of the Licenses, there can be no guarantee that Health Canada will renew the Licenses or, if renewed, that they will be renewed on the same or similar terms or that Health Canada will not revoke the Licenses. Should the Company fail to comply with the requirements of the Licenses or should Health Canada not renew the Licenses when required or renew the Licenses on different terms or revoke the Licenses, there would be a material adverse effect on the Company’s business, financial condition and results of operations.

Government licenses are currently, and in the future may be, required in connection with the Company’s operations, in addition to other unknown permits and approvals which may be required. To the extent such permits and approvals are required and not obtained, the Company may be prevented from operating and/or expanding its business, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is Subject to Changes in Canadian Laws, Regulations and Guidelines Which Could Adversely Affect the Company’s Future Business, Financial Condition and Results of Operations

On October 17, 2018, the Canadian federal government legalized the production, distribution and sale of recreational cannabis for adult use under the Cannabis Act (see “Industry and Regulatory Overview”). No legal market previously existed for adult recreational use cannabis in Canada. For this reason, projections for both short and long-term market conditions for the retail of cannabis remain uncertain.

The Company’s operations will be subject to various laws, regulations and guidelines relating to the manufacture, management, packaging/labeling, advertising, sale, transportation, storage and disposal of medical and recreational cannabis but also including laws and regulations relating to drugs, controlled substances, health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause material adverse effects to the business, financial condition and results of operations of the Company. The Company endeavors to comply with all relevant laws, regulations and guidelines. To the best of the Company’s knowledge, the Company is in compliance or in the process of being assessed for compliance with all such laws, regulations and guidelines as described elsewhere in this Prospectus.

To date, only fresh cannabis, dried cannabis and cannabis oil products are permitted. Health Canada has given guidance that other transformed products (primarily edibles and beverages infused with cannabis) will be permitted for legal sale one year subsequent to the Cannabis Act coming into effect.

However, there is uncertainty regarding how and when certain regulatory changes will be implemented. Further, the general legislation framework pertaining to the Canadian recreational cannabis market is subject to significant provincial and territorial regulation, which varies across provinces and territories. Unfavorable regulatory changes, delays or both may therefore materially and adversely affect the future business, financial condition and results of operations of the Company.

The Company May Not Be Able to Develop Its Brands, Products and Services, Which Could Prevent It from Ever Becoming Profitable

If the Company cannot successfully develop, manufacture and distribute its products, or if the Company experiences difficulties in the development process, such as capacity constraints, quality control problems or other disruptions, the Company may not be able to develop market-ready commercial products at acceptable costs, which would adversely affect the Company’s ability to effectively enter the market. A failure by the Company to achieve a low-cost structure through economies of scale or improvements in cultivation and manufacturing processes would have a material adverse effect on the Company’s commercialization plans and the Company’s business, prospects, results of operations and financial condition.

There is No Assurance That the Company Will Turn a Profit or Generate Immediate Revenues

There is no assurance that we will ever be profitable, earn revenues, or pay dividends. The Company has incurred and anticipates that it will continue to incur substantial expenses relating to the development and initial operations of its business. The payment and amount of any future dividends will depend upon, among other things, the Company’s results of operations, cash flow, financial condition, and operating and capital requirements.

There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividends. Further, the Company has several classes of preferred stock with dividend rights that take a priority over our common stock with respect to payment of any dividends. As such, common stockholders should not expect any dividends to be paid indefinitely.

No Assurance of Sustainable Revenues

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

Operating Results May Fluctuate and May Fall Below Expectations in Any Fiscal Quarter

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

The Company May Not Be Able to Effectively Manage Its Growth and Operations, Which Could Materially and Adversely Affect Its Business

The Company has previously attempted to grow by acquisition. If the Company implements its business plan as intended, it may in the future experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of the Company’s financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. The Company intends to utilize outsourced resources, and hire additional personnel, to manage its expected growth and expansion. Failure to successfully manage its possible growth and development could have a material adverse effect on the Company’s business and the value of the Common Stock.

While a Major Part of Our Business Strategy is to Pursue Strategic Acquisitions, We May Not be Able to Identify Businesses for which We Can Obtain Necessary Financing to Acquire on Acceptable Terms, Face Risks due to Additional Indebtedness, and Our Acquisition Strategy May Incur Significant Costs or Expose Us to Substantial Risks Inherent in the Acquired Business’s Operations

Our strategy of pursuing strategic acquisitions may be negatively impacted by several risks, including the following:

•	we may not successfully identify companies that have complementary product lines or technological competencies or that can diversify our revenue or enhance our ability to implement our business strategy;
•	we may not successfully acquire companies if we fail to obtain financing, if we fail to negotiate the acquisition on acceptable terms, or for other related reasons;
•	we may incur additional expenses due to acquisition due diligence, including legal, accounting, consulting, and other professional fees and disbursements. Such additional expenses may be material, will likely not be reimbursed, and would increase the aggregate cost of any acquisition;
•	any acquired business will expose us to the acquired company’s liabilities and to risks inherent to its industry, and we may not be able to ascertain or assess all of the significant risks;
•	we may require additional financing in connection with any future acquisition, and such financing may adversely impact, or be restricted by, our capital structure; and
•	achieving the anticipated potential benefits of a strategic acquisition will depend in part on the successful integration of the operations, administrative infrastructures, and personnel of the acquired company or companies in a timely and efficient manner. Some of the challenges involved in such an integration include: (i) demonstrating to the customers of the acquired company that the consolidation will not result in adverse changes in quality, customer service standards, or business focus; (ii) preserving important relationships of the acquired company; (iii) coordinating sales and marketing efforts to effectively communicate the expanded capabilities of the combined company; and (iv) coordinating the supply chains.

Any Future Acquisitions Could Disrupt Business

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including that:

•	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
•	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;
•	we may have difficulty integrating the operations and personnel of the acquired company;
•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•	we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;
•	we may incur one-time write-offs or restructuring charges in connection with the acquisition;
•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
•	we may not be able to realize the cost-savings or other financial benefits we anticipated. These factors could have a material adverse effect on our business, financial condition, and operating results.

The Company May Not Be Able to Identify and/or Consummate Acquisitions with Strategic Targets

As part of its corporate strategy, the Company intends to continue a focus on the acquisition of additional companies operating in jurisdictions where cannabis is legal on a national basis. The Company’s focus is initially on Canadian Licensed Producers of marijuana but may extend to other cannabis-related products. If and when cannabis becomes legal in other foreign jurisdictions the Company will research acquisition or development opportunities. The Company intends to target opportunities which are revenue generating or will be in the immediate future, low-cost producers and either profitable or nearing profitability. There can be no guarantee that the Company will identify such opportunities, or once identified, consummate such transactions. Failure to find suitable acquisitions or joint venture opportunities will require us to grow our business entirely organically which can be more costly and delay the timeline of our future growth and development.

The Company May Be Unable to Adequately Protect Its Proprietary and Intellectual Property Rights.

The Company currently has no proprietary or intellectual property. The Company’s ability to compete may depend on the superiority, uniqueness and value of any intellectual property and technology that it may develop in the future. To the extent the Company is able to do so, to protect any proprietary rights of the Company, the Company intends to rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of any of the Company’s intellectual property:

•	the market for the Company’s products and services may depend to a significant extent upon the goodwill associated with its trademarks and trade names, and its ability to register its intellectual property under U.S. federal and state law is impaired by the illegality of cannabis under U.S. federal law;
•	patents in the cannabis industry involve complex legal and scientific questions and patent protection may not be available for some or any products;
•	the Company’s applications for trademarks and copyrights relating to its business may not be granted and, if granted, may be challenged or invalidated;
•	issued patents, trademarks and registered copyrights may not provide the Company with competitive advantages;
•	the Company’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of any its products or intellectual property;
•	the Company’s efforts may not prevent the development and design by others, of products similar to, or competitive with, or superior to those the Company develops;
•	another party may obtain a blocking patent and the Company would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in its products; and
•	the expiration of any patent or other intellectual property protections for any assets owned by the Company could result in significant competition, potentially at any time and without notice, resulting in a significant reduction in sales. The effect of the loss of these protections on the Company and its financial results will depend, among other things, upon the nature of the market and the position of the Company’s products in the market from time to time, the growth of the market, the complexities and economics of manufacturing a competitive product and regulatory approval requirements but the impact could be material and adverse. The Company may be forced to litigate to defend its intellectual property rights, or to defend against claims by third parties against the Company relating to intellectual property rights.

We May Not Be Able to Protect Intellectual Property That We Hope to Acquire, Which Could Adversely Affect Our Business

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

We May Not Be Able to Protect Our Trade Names and Domain Names

We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name CannaPharmaRx.com Domain names generally are regulated by Internet regulatory bodies are subject to change, and in some cases, may be superseded, in some cases by-laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office as well as ascertain other common law rights. If the domain registrars are changed, if new ones are created, or if we are deemed to be infringing upon another’s trade name or trademark, we may be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

The Company May Be Forced to Litigate to Enforce or Defend Its Intellectual Property Rights, to Protect Its Trade Secrets or to Determine the Validity and Scope of Other Parties’ Proprietary Rights.

If we successfully procure patents or other intellectual property for our products and processes, we may be forced to litigate to protect such intellectual property. Any such litigation could be very costly and could distract its management from focusing on operating the Company’s business and divert resources from growing our business and implementing our business plan. The existence and/or outcome of any such litigation could harm the Company’s business. Further, because the content of much of the Company’s intellectual property concerns cannabis and other activities that are not legal in some state jurisdictions or under U.S. federal law, the Company may face additional difficulties in defending its intellectual property rights. The Company may become subject to litigation, including for possible product liability claims, which may have a material adverse effect on the Company’s reputation, business, results from operations, and financial condition. The Company may be named as a defendant in a lawsuit or regulatory action. The Company may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition. Further, the administration of medical substances to humans can result in product liability claims by consumers. Product liability claims can be expensive, difficult to defend and may result in large judgments or settlements against the Company. The Company may not be able to obtain or maintain adequate insurance or other protection against potential liabilities arising from product sales. Product liability claims could also result in negative perception of the Company’s products or other reputational damage which could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition.

The Company’s Operations are Subject to Environmental Regulation in the Various Jurisdictions in Which It Operates

These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations. Government environmental approvals and permits are currently, and may in the future be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its proposed business activities or from proceeding with the development of its operations as currently proposed. Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage due to its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

The Company Faces Competition from Other Companies Where It Will Conduct Business That May Have Higher Capitalization, More Experienced Management or May Be More Mature as a Business.

An increase in the companies competing in this industry could limit the ability of the Company to expand its operations. Current and new competitors may be better capitalized, have longer operating history, more expertise and ability to develop higher quality equipment or products, at the same or a lower cost. The Company cannot provide assurances that it will be able to compete successfully against current and future competitors. Competitive pressures faced by the Company could have a material adverse effect on its business, operating results and financial condition. In addition, despite Canadian federal and state-level legalization of marijuana, illicit or “black-market” operations remain abundant and present substantial competition to the Company. In particular, illicit operations, despite being largely clandestine, are not required to comply with the extensive regulations that the Company must comply with to conduct business, and accordingly may have significantly lower costs of operation. This makes their product more profitable and provides them the ability to sale their product at a lower cost than we can, thereby reducing our profitability.

If the Company is Unable to Attract and Retain Key Personnel, It May not Be Able to Compete Effectively in the Cannabis Market

The Company’s success has depended and continues to depend upon its ability to attract and retain key management, including the Company’s President/CEO, technical experts and sales personnel. The Company will attempt to enhance its management and technical expertise by continuing to recruit qualified individuals who possess desired skills and experience in certain targeted areas. The Company’s inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of the Company, results of operations of the business and could limit the Company’s ability to develop and market its cannabis-related products. The loss of any of the Company’s senior management or key employees could materially adversely affect the Company’s ability to execute our business plan and strategy, and the Company may not be able to find adequate replacements on a timely basis, or at all.

If We Are Unable to Keep Up with Technological Developments, Our Business Could Be Negatively Affected

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

Failure to Successfully Integrate Acquired Businesses, Its Products and Other Assets into the Company, or If Integrated, Failure to Further the Company’s Business Strategy, May Result in the Company’s Inability to Realize Any Benefit from Such Acquisition.

The consummation and integration of any acquired business, product or other assets into the Company may be complex and time-consuming and, if such businesses and assets are not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further the Company’s business strategy as anticipated, expose the Company to increased competition or other challenges with respect to the Company’s products or geographic markets, and expose the Company to additional liabilities associated with an acquired business, technology or other asset or arrangement. When the Company acquires cannabis businesses, it may obtain the rights to applications for licenses as well as licenses; however, the procurement of such applications for licenses and licenses generally will be subject to governmental and regulatory approval. There are no guarantees that the Company will successfully consummate such acquisitions, and even if the Company consummates such acquisitions, the procurement of applications for licenses may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable state and/or local governmental or regulatory agency.

The Size of the Company’s Target Market is Difficult to Quantify and Investors Will Be Reliant on Their Own Estimates on the Accuracy of Market Data.

Because the cannabis industry is in a nascent stage with uncertain boundaries, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in the Company and, few, if any, established companies whose business model the Company can follow or upon whose success the Company can build. Accordingly, investors will have to rely on their own estimates in deciding whether to invest in the Company. There can be no assurance that the Company’s estimates are accurate or that the market size is sufficiently large for its business to grow as projected, which may negatively impact its financial results.

The Company’s Industry is Experiencing Rapid Growth and Consolidation That May Cause the Company to Lose Key Relationships and Intensify Competition

The cannabis industry is undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm the Company in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing the Company to expend greater resources to meet new or additional competitive threats, all of which could harm the Company’s operating results. As competitors enter the market and become increasingly sophisticated, competition in the Company’s industry may intensify and place downward pressure on retail prices for its products and services, which could negatively impact its profitability.

The Company Will Require Additional Financing and There is No Assurance That Additional Financing Will Be Available When Required

The Company will require additional capital in the future and plans to achieve this additional financing through equity and/ or debt financing. However, there is no assurance that this financing will be available when required. Specifically, there is no assurance that the Company will be able to raise any additional equity financing through its shares. In addition, there is no assurance that the Company will be able to secure debt financing given its low asset base and its current lack of revenues. Even if we are able to raise additional financing, this financing may not be available at attractive terms meaning we either will have to forego certain plans or incur financial obligations on less than favorable terms.

Existing Shareholders May Be Diluted to the Extent That the Company Raises Additional Funds Through Additional Equity Financings

The Company continues to sell shares and issue notes convertible into shares for cash to fund operations, capital expansion, mergers and acquisitions that will dilute the current shareholders. There is no guarantee that the Company will be able to achieve its business objectives. The continued development of the Company will require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or the Company going out of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to the Company.

If additional funds are raised through issuances of equity or convertible debt securities, existing shareholders will suffer dilution, which in some cases may be significant, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of Common Stock. The Company’s articles permit the issuance of 300,000,000 shares of Common Stock, and shareholders will have no preemptive rights in connection with such further issuance. The directors of the Company have discretion to determine the price and the terms of further issuances. In addition, from time to time, the Company may enter into transactions to acquire assets or the shares of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase the Company’s debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. The Company may require additional financing to fund its operations to the point where it is generating positive cash flow. Negative cash flow may restrict the Company’s ability to pursue its business objectives.

The Company Operates Within the Cannabis Industry, Which Might Result in Additional Difficulties and Complexities Associated with Obtaining Adequate Insurance Coverage

At the date of this Report, the Company and its subsidiaries have secured insurance coverage with respect to builder’s risk, general liability and property. The Company has not yet secured insurance coverage with respect to workers’ compensation, directors’ and officers’ insurance, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate; and, because the Company is engaged in and operates within the cannabis industry, there might be exclusions and additional difficulties and complexities associated with obtaining such insurance coverage that could cause the Company to suffer uninsured losses, which could adversely affect the Company’s business, results of operations, and profitability. There is no assurance that the Company will be able to obtain and utilize such insurance coverage, if necessary.

The Cultivation of Cannabis Includes Risks Inherent in an Agricultural Business Including the Risk of Crop Loss, Sudden Changes in Environmental Conditions, Equipment Failure, Product Recalls and Others

The Company’s future business involves the growing of medical marijuana, an agricultural product. Such business will be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although the Company expects that any such growing will be completed indoors under climate-controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on any such future production. The Company is reliant on a single location. Adverse changes affecting the Hanover Facility, development project could materially affect the Company’s plans.

The Cultivation of Cannabis Involves a Reliance on Third Party Transportation Which Could Result in Supply Delays, Reliability of Delivery and Other Related Risks

In order for customers of the Company to receive their product, the Company may rely on third party transportation services. This can cause logistical problems with and delays in patients obtaining their orders and cannot be directly controlled by the Company. Any delay by third party transportation services may adversely affect the Company’s financial performance. Moreover, security of the product during transportation to and from the Company’s facilities is critical due to the nature of the product. A breach of security during transport could have material adverse effects on the Company’s business, financials and prospects. Any such breach could impact the Company’s future ability to continue operating under its licenses or the prospect of renewing its licenses.

The Company May Be Subject to Product Recalls for Product Defects Self-imposed or Imposed by Regulators

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the Company’s products are recalled due to an alleged product defect or for any other reason, the Company could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. The Company may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although the Company has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the Company’s significant brands were subject to recall, the image of that brand and the Company would likely be harmed. A recall for any of the foregoing reasons would likely lead to decreased demand for the Company’s products and could have a material adverse effect on the results of operations and financial condition of the Company. Additionally, product recalls may lead to increased scrutiny of the Company’s operations by Health Canada or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

The Company is Reliant on Key Inputs, such as Water and Utilities, and Any Interruption of These Services Could Have a Material Adverse Effect on the Company’s Finances and Operation Results

The Company’s business is dependent on a number of key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition and operating results of the Company. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

The Expansion of the Medical Cannabis Industry May Require New Clinical Research into Effective Medical Therapies, When Such Research has Been Restricted in the U.S. and is New to Canada.

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, investors should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Prospectus or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to medical cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition and results of operations.

Under Canadian Regulations, a Licensed Producer of Cannabis May Have Restrictions on the Type and Form of Marketing It Can Undertake Which Could Materially Impact Sales Performance.

The development of the Company’s future business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by Health Canada or U.S. regulatory authorities. The regulatory environment in Canada limits the Company’s ability to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and operating results could be adversely affected.

The Company Could Be Liable for Fraudulent or Illegal Activity by its Employees, Contractors and Consultants Resulting in Significant Financial Losses to Claims Against the Company.

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Company that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company Will Be Reliant on Information Technology Systems and May Be Subject to Damaging Cyber-Attacks

The Company has entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with its operations. The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenditures. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

The Company may be Subject to Breaches of Security at its Facilities, or in Respect of Electronic Documents and Data Storage and May Face Risks Related to Breaches of Applicable Privacy Laws

Given the nature of the Company’s product and its lack of legal availability outside of channels approved by the Government of Canada, as well as the concentration of inventory in its facilities, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft. A security breach at one of the Company’s facilities could expose the Company to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing the Company’s products.

A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, there are a number of federal and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”), protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose. If the Company was found to be in violation of the privacy or security rules under PIPEDA or other laws protecting the confidentiality of patient health information, it could be subject to sanctions and civil or criminal penalties, which could increase its liabilities, harm its reputation and have a material adverse effect on the business, results of operations and financial condition of the Company.

The Company’s Officers and Directors may be Engaged in a Range of Business Activities Resulting in Conflicts of Interest

The Company may be subject to various potential conflicts of interest because some of its officers and directors may be engaged in a range of business activities. In addition, the Company’s executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, the Company’s executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to the Company’s business and affairs and that could adversely affect the Company’s operations. These business interests could require significant time and attention of the Company’s executive officers and directors. In addition, the Company may also become involved in other transactions which conflict with the interests of its directors and the officers who may from time-to-time deal with persons, firms, institutions or companies with which the Company may be dealing, or which may be seeking investments similar to those desired by it. The interests of these persons could conflict with those of the Company.

In addition, from time to time, these persons may be competing with the Company for available investment opportunities. conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, if such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

Regulatory Scrutiny of the Company’s Industry may Negatively Impact its Ability to Raise Additional Capital

The Company’s business activities rely on newly established and/or developing laws and regulations in Canada and other jurisdictions in which we intend to operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company’s profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by Health Canada, the SEC. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the Company’s industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its ability to raise additional capital, which could reduce, delay or eliminate any return on investment in the Company.

Publicity or Consumer Perception

The Company believes the recreational and medical cannabis industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of the Company’s products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products.

There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market generally, any particular product or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for the Company’s products and the business, results of operations, financial condition and the Company’s cash flows. The Company’s dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the Company, the demand for the Company’s products, and the business, results of operations, financial condition and cash flows of the Company. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of medical cannabis in general, or the Company’s products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Currency Fluctuations

The Company’s revenues and expenses are expected to be primarily denominated in Canadian dollars, and therefore may be exposed to significant currency exchange fluctuations. Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the U.S. dollar, and other foreign currencies and the Canadian dollar may have a material adverse effect on the Company’s business, financial condition and operating results. The Company may, in the future, establish a program to hedge a portion of its foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Company develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

We May Need to Raise Additional Funds in the Future that May Not Be Available on Acceptable Terms or Available at All

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

We May Be Subject to Liability Claims for Damages and Other Expenses Not Covered By Insurance That Could Reduce Our Earnings And Cash Flows

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

Insurance and Contractual Protections May Not Always Cover Lost Revenue

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

We Rely on Outside Consultants and Employees

We will rely on the experience of outside consultants and employees. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be retained, and there is no assurance that such employees or consultants could be identified under conditions favorable to us.

Risks Related to Our Financial Condition:

Dependence on Financing and Losses for the Foreseeable Future

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended December 31, 2023, our net income was $3,688,456. As of December 31, 2023, we had current liabilities of $18,163,901, current assets of $1,195,842, an accumulated deficit of $91,278,353 and a working capital deficit of $16,968,059. These factors raise substantial doubt about our ability to continue as a going concern which is dependent on our ability to raise the required additional capital or debt financing to meet short- and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a need for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or available at all. If adequate funds are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain necessary capital, we may have to cease operations. For additional information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Going Concern.”

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

Our Ability to Generate Positive Cash Flow is Uncertain

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing, and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our project requirements and support our growth. We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements, let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop, or enhance our products, and respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations, and financial condition.

Because We May Never Have Net Income from Our Operations, Our Business May Fail

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

Risks Related to Our Common Stock and Its Market Value:

We Have Limited Capitalization and May Require Financing, Which May Not Be Available

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

A Limited Public Trading Market Exists for Our Common Stock, Which Makes It Difficult for Our Stockholders to Sell Their Common Stock on The Public Markets. Any Trading in Our Shares May Have a Significant Effect on Our Stock Prices

Historically our common stock has traded on the OTC Markets under the symbol “CPMD.” However, as of the filing of this Report, our common stock has been relegated to being only traded on the expert market. We expect with our filing of this Report, our common stock will resume trading on the OTC Markets. Until that time however, our shareholders will experience difficulty trading our common stock. Even when we were current in our reports, the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to affect transactions in the securities. Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common stock.

Our Stock Price Has Undergone a Great Deal of Volatility, Including a Significant Decrease Over the Past Few Years. The Volatility May Mean That, At Times, Our Stockholders May Be Unable to Resell Their Shares at or Above the Price at Which They Acquired Them

From January 1, 2023 through the date of this Report, the price per share of our common stock has ranged from a high of $0.020 to a low of $0.001. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

Our Stock Is Categorized as A Penny Stock. Trading Of Our Stock May Be Restricted by The SEC’s Penny Stock Regulations Which May Limit a Stockholder’s Ability To Buy And Sell Our Stock

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that a “penny stock”, is any equity security that has a market price (as defined) less than U.S. $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduce the number of potential investors. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

FINRA Sales Practice Requirements May Also Limit a Stockholder’s Ability to Buy and Sell Our Stock

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

An Investor’s Ability to Trade Our Common Stock May Be Limited by Trading Volume

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

We Have Not Voluntarily Implemented Various Corporate Governance Measures, in the Absence of Which, Stockholders May Have More Limited Protections Against Interested Director Transactions, Conflicts of Interest and Similar Matters

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and an Audit Committee Charter, we have not yet adopted any of the other corporate governance measures, and, since our securities are not currently listed on a national securities exchange or NASDAQ, we are not currently required to do so. In the event that our common stock becomes listed, we will be required to adopt these other corporate governance measures, and we intend to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

To Date, We Have Not Paid Any Cash Dividends, and No Cash Dividends Will Be Paid in the Foreseeable Future

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. Further, other classes of our preferred stock have priority to dividends meaning that even if we had sufficient funds to pay a dividend, there may not be sufficient funds to pay common stockholders any dividend, after fulfilling our obligations to holders of preferred stock. We currently intend to retain all earnings for our operations.

If We Fail to Develop or Maintain an Effective System of Internal Controls, We May Not Be Able to Accurately to Report Our Financial Results or Prevent Financial Fraud. As a Result, Current and Potential Stockholders Could Lose Confidence in Our Financial Reporting

We are subject to the risk that sometime in the future our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2022, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded, during the year ended December 31, 2022, that the Company’s internal controls and procedures were effective to detect the inappropriate application of US GAAP rules. A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A - Controls and Procedures.

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

Because Our Current Directors, Executive Officers, and Preferred Stockholders Beneficially Own or Control 35.8% of Our Fully Diluted Common Stock, They Can Exert Significant Control Over Our Business and Affairs and Have Actual or Potential Interests That May Depart From Those of Subscribers in Our Private Placements

Our current directors and our executive officers beneficially own or control approximately 35.8% of our fully diluted shares of common stock as of December 31, 2023. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election our directors;
•	to amending or preventing the amendment of our Certificate of Incorporation or By-laws;
•	effecting or preventing a transaction, sale of assets, or other corporate transaction; and
•	controlling the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our Certificate of Incorporation Allows Our Board to Create New Series of Preferred Stock Without Approval by Our Stockholders, Which Could Adversely Affect The Rights of the Holders of Our Common Stock

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock granting holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to redemption of the shares, together with a premium prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Risk management and strategy

Data integrity, privacy, availability, and security are critical to the corporate information technology, communication networks, accounting and financial reporting platforms, and related systems which are necessary for the operation of our business. These systems are used to manage our vendor relationships, for internal communications, for accounting and record-keeping functions, and for many other key aspects of our business including site security. Our business operations rely on the data privacy and security necessary to safeguard and protect secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We are continually assessing the need to implement and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including confidential information that is proprietary, strategic or competitive in nature.

We engage a third-party provider to identify, assess, and manage cybersecurity threats and risks which is achieved through monitoring and evaluating our threat environment and our risk profile using various methods including the use of manual and automated tools, analysis of reports of threats and threat actors, scanning the threat environment, and evaluation of our industry’s risk profile.

Various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our systems and data have been implemented and are maintained. These include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, systems monitoring, employee training, and penetration testing.

We engage certain third-party service providers to perform a variety of functions within our business and seek to ensure that we work with reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing provider cybersecurity practices, conducting provider security assessments, and conducting periodic provider reassessments during their engagement.

We are not aware of any risks from cybersecurity threats or cybersecurity incidents which have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Our board of directors is responsible for oversight of our strategy and risk management, including material risks related to cybersecurity threats. The board of directors engages in regular discussions with management regarding our significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats.

Our management, represented by our Chief Executive Officer, Dean Medwid, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance, including integration of cybersecurity risk considerations into our overall risk management strategy and communication of key priorities to relevant personnel. Management is responsible for cybersecurity-related matters including approval of processes; review of assessments and other matters; evaluation of potential impact of incidents to determine materiality based on the nature and scope of the incident and any impact to operations, assets, or reputation; and response to incidents, including reporting certain incidents to the audit committee. The audit committee receives periodic reports from management, including our Chief Executive Officer concerning any cybersecurity threats and risks considered to be significant and the processes we have implemented to address them.

ITEM 2 - PROPERTIES

Our principal place of business is located at Suite 3600 888 3rd Street SW, Calgary, Alberta, T2P 5C5. This sublease may be terminated by either party on 30 days’ notice. Rent is $500 CAD per month. We believe this location is sufficient for our current business purposes.

ITEM 3 - LEGAL PROCEEDINGS

On April 15, 2021, Bristol Capital Investors, LLC (“BCI”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CPRX and Does 1 - 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CPRX breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with BCI to purchase BCI’s interest in Ramon Road Production Campus, LLC , a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for fraud, breach of contract, breach of the implied covenant of good faith and fair dealing, and negligent misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. On November 5, 2021, CPRX served and filed its Answer to BCI’s Complaint. CPRX intends to vigorously defend against BCI’s lawsuit, going forward.

On March 4, 2022, Astor Street, LLC (“Astor”) served on CPRX a Notice of Intention to Enforce its Security on the property of CPRX, pursuant to a General Security Agreement entered into by Astor and CPRX on or about January 6, 2022. The total amount of indebtedness secured by the Agreement, as alleged by Astor, is two hundred fifty thousand dollars ($250,000) as of March 3, 2022, plus costs, plus the cost of 117,684 shares.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Due to our delinquency in filing some of our required SEC reports, our common stock is only traded on the “Expert Market” under the trading symbol “CPMD.” This significantly reduces the trading volume and ability to trade our common stock. As a result, current shareholders may not be able to liquidate their holdings of common stock in a timely manner, if at all. If our common stock returns to trading on the OTC Markets, there may be excessive pent-up demand to sale our common stock and the trading price of our common stock would be subject to significant fluctuations.

There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue-sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated:

Fiscal 2023	High	Low

First Quarter	$0.014	$0.008
Second Quarter	0.011	0.007
Third Quarter	0.014	0.009
Fourth Quarter	0.014	0.001

Fiscal 2022	High	Low

First Quarter	$0.027	$0.011
Second Quarter	0.019	0.010
Third Quarter	0.024	0.009
Fourth Quarter	0.016	0.008

Holders

As of the date of this Report, there were 662,501,405 shares of our Common Stock issued and outstanding, which were held by 320 stockholders of record, not including those persons holding shares in “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans approved by shareholders at December 31, 2023.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued the following restricted common shares:

•	166,607,680 common shares valued at $222,096 were issued upon the conversion of convertible notes.
•	20,000 shares of Series B Preferred Stock were converted to 20,000 shares of common stock.

Issuer Purchases of Equity Securities

No awards were available for issuance pursuant to any equity compensation plan at December 31, 2023.

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

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

CannaPharmaRX Inc. (“CPRX” or the “Company”) was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company focuses its business efforts on evaluation, negotiation, acquisition, and development cannabis cultivation projects in Canada.

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

Under the new license the dates of the harvests during the year ended December 31, 2023 were August 10, September 12, October 2, October 6, and November 25, 2023. The five harvests cumulatively yielded total saleable cannabis flower product of approximately 300 kilograms.

Plan of Operation

See “Item 1 - Business” in Part I above for a detailed discussion of our current business activities and plan of operation, the contents of which are incorporated herein as if set forth.

Recent Funding

Between January 1, 2023 and December 31, 2023, the Company issued $213,750 in new convertible debentures to accredited investors with 12 month terms to maturity and interest rates between 10% and 12%, and converted $222,096 of the outstanding convertible notes into Common Shares.

For additional information, see Note 16 Subsequent Events included in Item 8 of this Form 10-K.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. The Company did not have any revenues for the years ended December 31, 2023 and 2022. The Company’s deficit of $91,278,353 as of December 31, 2023 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

For additional information, see ITEM 1A, Substantial Doubt About the Company’s Ability to Continue as a Going Concern.

Results of Operations

During the years ended December 31, 2023 and 2022, the Company did not sell or market any products. The Company will commence actively marketing products after the products have been cleared or approved by Health Canada, but there can be no assurance, however, that we will be successful in obtaining Health Canada clearance or approval for our products.

During the years ended December 31, 2023 and 2022, the Company’s financial results are as follows:

Cost of Goods Sold

During the years ended December 31, 2023 and 2022, the Company did not have sales and there were no cost of goods sold.

Gross Profit and Gross Margin

During the years ended December 31, 2023 and 2022, the Company had no gross profit or gross margin.

Operating Expenses

The summary of the Company’s operating expenses for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Amortization and depreciation	$127,847	$294,934
General and administrative	703,596	2,226,668
Payroll and consulting fees	412,083	1,979,202
Professional fees	334,979	506,833
Rent	2,599	12,307
Stock based compensation	–	180,979
Travel and entertainment	–	10,886
	$1,581,104	$5,211,809

During the years ended December 31, 2023 and 2022, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll land consulting fees, and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the year ended December 31, 2023 were $1,581,104 compared to operating expenses of $5,211,809 in the comparable period, a decrease of $3,630,705. The decrease is primarily attributable the following:

•	A $167,087 decrease to amortization and depreciation primarily due to allocation of a portion of the expense to inventory.
•	A $1,523,072 decrease to general and administrative expenses primarily due to a reduction in advertising and promotion expenditures and discretionary spending and an overall decrease in discretionary and extraneous spending, and to allocation of a portion of the expenses to inventory.
•	A $1,567,119 reduction in payroll and consulting fees primarily due to a change in management which resulted in a reduction in payroll accruals for officers, and due to allocation of a portion of the expenses to inventory.
•	A $171,854 decrease in professional fees due to transition of accounting to a single provider during the last two quarters of the year and an overall reduction in legal counsel usage and therefore fees during the year ended December 31, 2023.

Other income (expenses)

The summary of the Company’s other income (expense) for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Change in the fair value of derivative liability	$(255,520)	$(501,374)
Change in the fair value of obligation to issue shares	401,778	–
Interest expense	(1,690,924)	(2,290,319)
Loss on extinguishment of debt	(654,919)	(929,912)
Loss on impairment of investment	(78,760)	–
Other income	–	402,394
Gain on loan dissolution	7,547,905	–
	$5,269,560	$(3,319,211)

Other income was $5,269,560 for the year ended December 31, 2023 compared to other expense of $3,319,211 in the prior year, resulting in an increase of $8,588,771. The increase is primarily attributable the following:

•	A $7,547,905 increase in gain on loan dissolution related to the statute of limitations expiry on claims related to the AMS promissory note.
•	A $599,395 decrease in interest expense primarily due to conversion of a substantial amount of the convertible notes into common shares during the prior year and during the first quarter of the current year.

Net Income (Loss)

As a result of the foregoing, during the year ended December 31, 2023, the Company experienced a net income of $3,688,456 or $0.01 per share compared to a loss of $8,531,020 or $0.04 in the prior year.

Liquidity and Capital Resources

The summary of the Company’s cash flows for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Cash used in operating activities	$(2,274,452)	$(1,448,363)
Cash used in investing activities	(80,634)	(115,998)
Cash provided by financing activities	2,353,419	1,404,703
	$(1,667)	$(159,658)

As of December 31, 2023, the Company had $650 in cash as compared to $2,317 in the previous comparable period.

Cash used in operating activities for the year ended December 31, 2023 increased by $826,089 compared to the prior year primarily due to a net income of $3,688,456 in the current year compared to a net loss of $8,531,020 in the prior year (an increase of $12,219,476), offset by a gain on loan dissolution of $7,547,905 related to the AMS note payable and a decrease of $3,849,565 in in accounts payable and accrued liabilities due to vendor payments.

Cash used in investing activities for the year ended December 31, 2023 decreased by $35,364 compared to the prior year due to a reduction in the purchase of property, plant and equipment in the current year.

Cash provided by financing activities for the year ended December 31, 2023 increased by $948,716 compared to the prior year primarily due to an increase of approximately $2 million in related party loans, offset by a reduction of approximately $506,000 in proceeds from convertible loans, approximately $290,000 in proceeds from private placements, and approximately $147,000 in common stock issued in connection with financing.

Subsequent Events

From January 1, 2024 through May 16, 2024, the Company issued 221,749,103 common shares. Of the common stock issued:

•	204,353,254 were issued to convertible lenders to retire approximately $134,910 in convertible debt;
•	12,500,000 were issued upon conversion of 10,000 Series A Preferred Shares;
•	4,895,849 were issued through a cashless exercise of warrants.

On February 7, 2024, the Company entered into a $275,000 promissory note with Koze Investments LLC. The funds obtained from the promissory note were used for the retirement of certain of the convertible notes disclosed above.

Critical Accounting Estimates

The Company’s financial statements and accompanying notes have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure controls and procedures

Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, at reasonable assurance levels.

We believe that our financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting (“ICFR”)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting as follows:

•	Due to recent management and staff turnover, accurate information and records were not consistently maintained within our records and there were instances where documentation to support certain transactions was difficult to obtain or unobtainable. These deficiencies represent a material weakness in our internal control over financial reporting.

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of December 31, 2023. We are in the process of developing and implementing remediation plans to address the material weakness described above.

ITEM 9B - OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company as of December 31, 2023. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dominic Colvin	Director, Former Chief Executive Officer	53	April 2018
Richard D. Orman	Director	72	April 2019
John H. Cassels	Former Chief Financial Officer	74	April 2019
Dean P. Medwid	Chief Executive Officer	55	June 2023
Anthony Panek	Director	38	August 2023
Oliver Foeste	Chief Financial Officer	47	September 2023

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

Biographies

Dominic Colvin

Mr. Colvin was appointed as the Company’s Chief Executive Officer (“CEO”), President and a Director in April 2018. He resigned as CEO and President on May 30, 2023, but remains a Director of the Company.

Dean P. Medwid

Mr. Medwid was appointed as Chief Executive officer of the Company on June 1, 2023 after the resignation of Mr. Colvin. Mr. Medwid is a dynamic senior executive with more than 30 years of experience in both public and private markets with a focus on scalable process engineering, brand development and strategic partnerships. He has been recognized with numerous business awards and accolades, including Profit 100’s Top 100 in Canada, five years in a row while a partner in Seattle’s Best Coffee, additionally was a awarded the recognition of being one of Vancouvers Top 40 Under 40 business executives. Mr. Medwid has a demonstrated history of increasing corporate performance through the management of process design, customer relationships, strategic planning along with a focused initiative of data-driven change management and utilized these skills as President of New Leaf Ventures, a publicly trade cannabis company with operations in both Canada and the USA; along with his time at Genuine Parts Company (NYSE:GPC) as the President of a wholly owned subsidiary, Altrom. His motivational management style along with a record of building and retaining highly motivated leadership teams and distributor networks allows for certain growth. He has been in the cannabis industry for several years focused on mergers and acquisitions and harnessing the health and wellness benefits of plant material and distillates; so much so, that in 2022, he launched Fourth Dimension Biotech, a supplements company focused manufacturing consumer products utilizing specific cannabis generated isolates along with functional mushrooms to support your daily health regime.

Richard D. Orman

Mr. Orman was appointed as a Director of our Company in April 2019. In addition, he is currently the President of PLM Consultants, LTD, Calgary, Alberta, Canada, a privately held business consulting company, a position he has held since 1982. In 1986 Mr. Orman was elected to the Legislative Assembly of Alberta and was appointed to the provincial cabinet as Minister of Career Development and Employment. In 1988 he was appointed Minister of Labor. He was re-elected in 1989 and was then appointed Minster of Energy. He has over 35 years of experience with publicly traded companies in Canada, including Chairman and CEO of Kappa Energy Company, Inc., from 19914 to 2001, a director of Vanguard Oil Corp. from 1998 through 2001, and Executive Vice Chairman of Exceed Energy Company, Inc. from 2003 through 2005, Each of the aforesaid companies had their securities traded on the Toronto Stock Exchange. In addition, he was Vice Chairman of Novatel Inc., a company traded on NASDAQ from 2004 through 2007 and from 2007 through 2011 he was the lead director of Daylight Energy Ltd, also traded on the TSX. From 2015 through February 2019, he was a consultant and senior counsel at Canadian Strategy Group, a government relations firm located in Edmonton, Alberta. In 2012 he was elected to the Board of Directors and currently serves as Chairman of the Board of Wescan Energy Corp. a company traded on the TSX. In 2016 he was elected and currently serves as an independent non-executive director of Persta Resources, Inc., a company traded on the Hong Kong Stock Exchange. Mr. Orman received a Bachelor of Arts degree with honors from Eastern Washington University in 1971.

John H. Cassels

Mr. Cassels’s career focus for more than three decades has been the junior oil and gas exploration and production sector of the energy industry in Canada, the United States and Argentina. A CPA, CA. He has served as a CEO or CFO and a Director of twelve early-stage companies, all but one of which were eventually TSX or NYSE listed companies. With a sharp financial bent, Mr. Cassels has provided a guiding hand to the entities through initiatives to raise capital from under $1 million to $33 million and developed internally generated cash flow for sustained growth while actively participating in accretive mergers, strategic acquisitions and value-added divestitures. Mr. Cassels served as CFO for Purdy & Partners (a private equity firm), CEO of Highview Resources (sold to Wild River Resources), CFO of Redwood Energy and Landover Energy (both subsequently sold), CEO of Raider Resources and Fortune Energy, CFO of PanContinental Oil and Tri-Power Petroleum (both sold) and CFO of Anschutz Canada Exploration (sold to Pembina Resources). Mr. Cassels resigned from the position on October 13, 2023.

Oliver W. Foeste

Mr. Foeste, CPA, CA was appointed as the Company’s Chief Financial Officer on October 13, 2023 after the resignation of Mr. Cassels. He brings more than a decade of financial reporting and executive experience across sectors including resource-based, construction, manufacturing, technology and real estate. He founded Invictus Accounting Group LLP (“Invictus”), a Certified Public Accounting firm in Vancouver, British Columbia, Canada. Invictus specializes in providing business advisory, financial and technical advisory, and practice management. He has assisted with CFO services, IFRS conversions, US GAAP reporting, outsourced controllership, income tax provisions, multi-jurisdiction consolidations, and financial and accounting solutions for large and small clients. Previously, Oliver held senior management and executive positions in multinational and small capitalization companies listed in Canada and the US. At Deloitte, where he led audit and assurance engagements for private and public companies, and at Walsh King Chartered Accountants where he prepared tax returns and financial statements for private clients.

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

Committees of the Board

Our Board of Directors held no formal meetings in the year ended December 31, 2023. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the Company.

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

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to Suite 3600, 888 3rd Street SW, Calgary, Alberta, T2P 5C5. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number. The name of any specific intended recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, and we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of Directors

As of December 31, 2023 the Company owed $1,135,632 in unpaid director fees, which includes $150,000 owed to former directors accrued since 2016. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

Board of Directors

Our board of directors currently consists of two members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and five directors are currently authorized. On May 17, 2023, Mr. Marc Branson, a former Director of the Company, resigned from his position.

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

Our board of directors has determined Mr. Orman is “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2023, none of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash compensation earned from the Company during the years ended December 31, 2023 and 2022 for our named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (6) ($)	Total ($)
Dominic Colvin	2023	148,767	–	–	–	–	–	–	148,767
Former CEO (1)	2022	94,652	–	–	–	–	–	–	94,652
Dean Medwid	2023	138,600	–	–	–	–	–	–	138,600
CEO (2)	2022	–	–	–	–	–	–	–	–
Andrew Steedman	2023	–	–	–	–	–	–	–	–
COO (3)	2022	94,652	–	–	–	–	–	–	94,652
John Cassels	2023	148,767	–	–	–	–	–	–	148,767
Former CFO (4)	2022	94,652	–	–	–	–	–	–	94,652
Oliver Foeste,	2023	–	–	–	–	–	–	22,683	22,683
CFO (5)	2022	–	–	–	–	–	–	–	–

(1)	Mr. Colvin was appointed as the Company’s Chief Executive Officer, President and a Director in April 2018. He resigned as CEO and President on May 30, 2023, but remains a Director of the Company.
(2)	Mr. Medwid was appointed as Chief Executive Officer of the Company on June 1, 2023.
(3)	Mr. Steedman resigned from the position in December 2022.
(4)	Mr. Cassels resigned from the position on October 13, 2023.
(5)	Mr. Foeste was appointed as Chief Financial Officer of the Company on October 13, 2023.
(6)	Professional fees incurred with Invictus, a company controlled by Mr. Foeste.

Key Employee Employment Agreements

The Company has an employment agreement with Dean Medwid to serve as the Company’s Chief Executive Officer. The Agreement is dated June 1, 2023. The Contracts provide for an annual salary of CAD $207,900.

The Company has Employment Agreements with Oliver Foeste to serve as Chief Financial Officer (“CFO”). The Agreement is dated July 25, 2023. The Contracts provide for an approximate rate for CFO services, financial reporting and bookkeeping up to $7,500 per month based on hourly rates.

Options Granted to Named Executives

None

Outstanding Equity Awards at Fiscal Year End

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

Nonqualified Deferred Compensation

None of our named executive officers is covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax qualified.

Equity Incentive Plan

As of the date of this Report we do not have any equity compensation plan but may adopt one or more in the future.

In accordance with the ACS 718, Compensation - Stock Compensation, awards granted are valued at fair value at the grant date. The Company recognizes compensation expense on a pro rata straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. The Company has not capitalized any portion of its stock-based compensation.

Director Compensation

In January 2019, the Board authorized and approved a monthly director fee of $10,000 (CAD) for each director. Fees were accrued up to June 30, 2023, at which time the Board determined that monthly director fees would no longer be paid to directors.

We do not believe risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect upon us.

Changes in Control

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise stated, the table below sets forth in formation concerning the beneficial ownership of Common Stock as of December 31, 2023 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31, 2023 there were 440,752,302 shares of Common Stock outstanding, 84,416 Series A Preferred Shares convertible into 105,520,000 shares of Common Stock, 2,455,000 Series B Preferred Shares convertible into 2,455,000 shares of common stock, and 100,000 Series C Preferred Shares convertible into $125,000,000 shares of Common Stock, for a total of 673,727,302 fully diluted shares. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Richard Orman 3600, 888 - 3rd Street SW Calgary, Alberta, T2P 5C5	625,725	Less than 1%
	Total Beneficial Holders as a Group	12,000,725	1.8%

5% or greater shareholders
Series A Preferred	Clear Think Partners 217 West 77th Street #7W New York, New York 10024 Rober Brown has voting control	50,000,000	7.4%
Series C Preferred	Koze Investments, LLC 327 N. Formosa Ave. Los Angeles, CA, 55402	62,500,000	9.3%
Series C Preferred	Amir Tal 10/14 Kiryat Jerusalem 55400 Israel	62,500,000	9.3%

(1)	The address of record is CannaPharmaRX, Inc., Suite 3600, 888 3rd Street SW Calgary, Alberta, T2P 5C5.
(2)	Applicable percentages are based on beneficially owned shares outstanding as of December 31, 2023 and includes issued and outstanding shares of common stock, preferred shares as if converted to common stock as well as vested but unissued restricted shares. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Shares of Common Stock subject to options and warrants currently exercisable, or exercisable within 60 days after the date of this report, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting power.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2023, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed years, and in which any of the following persons had or will have a direct or indirect material interest.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

On November 6, 2023, BF Borgers, Certified Public Accountants, our former independent registered public accounting firm resigned its role as the Company’s independent auditor. On November 3, 2023, Green Growth Certified Public Accountants, were appointed as our independent auditor.

The following table summarizes the aggregate fees for professional audit and other services rendered during the fiscal year ended December 31, 2023 and 2022:

	2023	2022

Accounting fees (1)	$92,940	$–
Audit fees (2)	75,000	128,000
	$167,940	$128,000

(1)	Accounting fees represent fees for professional services provided by Invictus, a company controlled by the CFO of the Company, in connection with the preparation of the Company’s financial statements.
(2)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

The Board of Directors has reviewed and discussed with the Company’s management and Green Growth CPA, its independent registered public accounting firm the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2023 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2023 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following exhibits are included with this Report:

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

The following exhibits have previously been filed with the Securities and Exchange Commission on the date indicated:

Exhibit No.	Description	Filed With	Date Filed
EX-2 Exhibits: Plans of Acquisition, Reorganization, Arrangements Liquidations and Successions
2.1	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023	8-K dated 11/22/23	12/06/2023

EX-3 Exhibits: Articles of Incorporation/Organization and Bylaws
3-1b	Bylaws of Golden Dragon Holding Co. Adopted 12/31/10	10-K for YE 12/31/13	02/06/14
3.1	Certificate of Amendment of Certificate of Incorporation of Dragon Holding Co. dated 10/22/14 (changing name to CannaPharmaRx, Inc.) dated 10/22/14 filed with Delaware Secretary of State	8-K Dated 10/23/14	10/24/14

EX-10 Exhibits: Material Contracts
10.1	Employment Agreement between CannaPharmaRX, Inc. and 1082900 BC Ltd. (Dean Medwid) dated May 22, 2023	8-K dated 6/01/23	06/23/2023

ITEM 16 - FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: May 16, 2024	By:	/s/ Dean Medwid
Dean Medwid
Chief Executive Officer

	By:	/s/ Oliver Foeste
Oliver Foeste
Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 16, 2024.

s/ Dominic Colvin
Dominic Colvin
Director

s/ Richard D. Orman
Richard D. Orman
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CannaPharmaRx, Inc. (the Company) as of December 31, 2023, and the related statements of income, stockholders’ equity, and cash flows for the year then and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of December 31, 2022, were audited by other auditors whose report dated September 1, 2023, expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

May 16, 2024

Los Angeles, California

We have served as the Company’s auditor since 2023

PCAOB ID Number 6580

CANNAPHARMAX, INC. CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS

Current assets
Cash	$650	$2,317
Goods and services tax receivable	61,524	23,251
Prepaid expense	–	68,539
Inventory	1,133,668	–
Other assets	–	5,907
Total current assets	1,195,842	100,014

Non-current assets
Property, plant and equipment, net	161,540	107,780
Right-of-use building, net	5,870,141	6,050,540
Investments	4,518,127	78,760
Total assets	$11,745,650	$6,337,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,781,169	$7,805,865
Accrued interest	523,680	151,925
Accrued legal settlement	190,000	190,000
Notes payable	3,333,925	7,715,858
Convertible notes - net of discount	1,520,858	1,141,060
Derivative liability	1,264,388	1,008,868
Loan payable - related party	2,155,484	74,497
Liability for right-of-use building, current portion	190,177	260,432
Obligation to issue shares	204,220	–
Total current liabilities	18,163,901	18,348,505

Non-current liability
Liability for right-of-use building	5,734,962	5,333,045
Total liabilities	23,898,863	23,681,550

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $1.00 par value, 100,000 shares authorized, 84,416 issued and outstanding as at December 31, 2023 and December 31, 2022	84,416	84,416
Preferred Stock Series B, $1.00 par value, 3,000,000 shares authorized, 2,455,000 and 2,475,000 shares issued and outstanding as at December 31, 2023 and December 31, 2022, respectively	2,455,000	2,475,000
Preferred Stock Series C, $1.00 par value, 100,000 shares authorized, 100,000 and nil shares issued and outstanding as at December 31, 2023 and December 31, 2022, respectively	750,000	–
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 440,752,302 and 274,124,622 issued and outstanding as at December 31, 2023 and December 31, 2022, respectively	44,075	27,412
Treasury stock, 6,230,761 and 133,200 shares as at December 31, 2023 and December 31, 2022, respectively	597	(13)
Additional paid-in capital	75,826,669	74,795,112
Accumulated deficit	(91,278,353)	(94,966,809)
Accumulated other comprehensive income	(35,617)	240,426
Total stockholders’ deficit	(12,153,213)	(17,344,456)
Total liabilities and stockholders’ deficit	$11,745,650	$6,337,094

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMAX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2023 and 2022

	2023	2022

Revenue	$–	$–

Operating expenses
Amortization and depreciation	127,847	294,934
General and administrative	703,596	2,226,668
Payroll and consulting fees	412,083	1,979,202
Professional fees	334,979	506,833
Rent	2,599	12,307
Stock-based compensation	–	180,979
Travel and entertainment	–	10,886
Total operating expenses	1,581,104	5,211,809
Loss from operations	(1,581,104)	(5,211,809)

Other income (expenses)
Change in the fair value of derivative liability	(255,520)	(501,374)
Change in the fair value of obligation to issue shares	401,778	–
Interest expense	(1,690,924)	(2,290,319)
Loss on the extinguishment of debt	(654,919)	(929,912)
Loss on impairment of investment	(78,760)	–
Other income	–	402,394
Gain on loan dissolution	7,547,905	–
Total other income (expenses), net	5,269,560	(3,319,211)
Net income (loss)	3,688,456	(8,531,020)
Foreign currency translation adjustment	(276,043)	612,335
Net comprehensive loss	$3,412,413	$(7,918,685)

Basic and diluted loss per common share	$0.01	$(0.04)

Weighted average number of shares outstanding	308,937,710	211,044,357

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMAX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2023 and 2022

	2023	2022

Operating activities
Net income (loss)	$3,688,456	$(8,531,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	–	478,660
Advertising expense paid with common stock	–	117,000
Amortization and depreciation	127,847	294,934
Change in the fair value of derivative liability	255,520	501,374
Change in the fair value of obligation to issue shares	(401,778)	–
Interest expense	1,690,924	–
Loss on extinguishment of debt	654,919	929,912
Loss on impairment of investment	78,760	–
Stock-based compensation	–	180,979
Stock issued in connection with financing	–	631,507
Gain on loan dissolution	(7,547,905)	–
Changes in operating assets and liabilities:
Goods and services tax receivable	(38,273)	(21,593)
Prepaid expenses	68,539	(68,539)
Inventory	(1,133,668)	–
Other assets	5,907	(44,553)
Accounts payable and accrued liabilities	129,984	3,979,549
Accrued interest	146,316	103,427
Net cash used in operating activities	(2,274,452)	(1,448,363)

Investing activity
Purchases of property, plant and equipment	(80,634)	(115,998)
Net cash used in investing activity	(80,634)	(115,998)

Financing activities
Proceeds from related party loans	1,947,309	54,739
Proceeds from convertible notes	406,110	912,952
Proceeds from sale of common stock in private placements	–	290,012
Common stock issued in connection with financing	–	147,000
Net cash provided by financing activities	2,353,419	1,404,703

Effects of exchange rates on cash	–	134,208
Net change in cash	(1,667)	(159,658)
Cash, beginning of period	2,317	27,767
Cash, end of period	$650	$2,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–

Supplemental disclosure of non-cash flow investing and financing activities:
Acquisition of right-of-use assets for lease obligations	$–	$5,727,811
Preferred stock issued as a deposit on an acquisition	$–	$52,594
Preferred stock and warrants issued for an investment	$912,129	$–
Promissory notes issued for an investment	$3,000,000	$–
Common stock issued for advertising expense	$–	$117,000
Common stock issued to convert to preferred stock	$19,998	$–
Common stock issued to convert convertible notes and accrued interest into equity	$866,701	$1,321,973

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMAX, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Treasury Stock		Additional		Accumulated Other
	Number		Number		Number		Number		Number		Paid in	Accumulated	Comprehensive
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	67,191	$67,191	475,000	$475,000	–	$–	125,509,810	$12,551	133,200	$(13)	$73,055,579	$(86,164,319)	$(371,909)	$(12,925,920)
Conversion of Series A Preferred Stock to common stock	(22,775)	(22,775)	–	–	–	–	28,468,750	2,847	–	–	19,928	–	–	–
Conversion of common shares to Series A Preferred Stock	40,000	40,000	–	–	–	–	(25,000,000)	(2,500)	–	–	696,998	–	–	734,498
Conversion of convertible notes to common shares	–	–	–	–	–	–	97,646,062	9,764	–	–	1,494,819	–	–	1,504,583
Sale of common stock in private placement	–	–	–	–	–	–	27,500,000	2,750	–	–	287,262	–	–	290,012
Issuance of Series B Preferred Stock for deposit on acquisition	–	–	2,000,000	2,000,000	–	–	–	–	–	–	(1,947,406)	–	–	52,594
Issuance of common stock for services	–	–	–	–	–	–	9,000,000	900	–	–	116,100	–	–	117,000
Commitment shares issued with convertible note	–	–	–	–	–	–	11,000,000	1,100	–	–	145,900	–	–	147,000
Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	–	–	473,483	–	–	473,483
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–	–	–	180,979	–	–	180,979
Correction for error	–	–	–	–	–	–	–	–	–	–	271,470	(271,470)	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	–	612,335	612,335
Net loss	–	–	–	–	–	–	–	–	–	–	–	(8,531,020)	–	(8,531,020)
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	–	$–	274,124,622	$27,412	133,200	$(13)	$74,795,112	$(94,966,809)	$240,426	$(17,344,456)
Issuance of Warrants for LTB investment	–	–	–	–	–	–	–	–	–	–	162,129	–	–	162,129
Conversion of Series B to common stock	–	–	(20,000)	(20,000)	–	–	20,000	2	–	–	19,998	–	–	–
Conversion of convertible notes to common shares	–	–	–	–	–	–	172,705,241	17,271	–	–	849,430	–	–	866,701
Common stock returned to treasury	–	–	–	–	–	–	(6,097,561)	(610)	6,097,561	610	–	–	–	–
Issuance of Series C Preferred for LTB investment	–	–	–	–	100,000	750,000	–	–	–	–	–	–	–	750,000
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	–	(276,043)	(276,043)
Net income	–	–	–	–	–	–	–	–	–	–	–	3,688,456	–	3,688,456
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$750,000	440,752,302	$44,075	6,230,761	$597	$75,826,669	$(91,278,353)	$(35,617)	$(12,153,213)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRX, Inc. (“CPRX” or the “Company”) was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company focuses its business efforts on evaluation, negotiation, acquisition, and development of cannabis cultivation projects in Canada.

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

Under the new license the dates of the harvests during the year ended December 31, 2023 were August 10, September 12, October 2, October 6, and November 25, 2023. The five harvests cumulatively yielded total saleable cannabis flower product of approximately 300 kilograms.

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

The Company considers all its cash in bank accounts and its highly liquid temporary cash investments with an original maturity of three months or less to be cash and cash equivalents. On December 31, 2023, the Company had cash of $650 (December 31, 2022 - $2,317).

Inventory

Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. Net realizable value is calculated as the estimated selling price in the ordinary course of business, less any estimated costs to complete and sell the goods. Costs are capitalized to inventory, until substantially ready for sale. Costs include direct and indirect labor, raw materials, consumables, packaging supplies, utilities, facility costs, quality and testing costs, production related depreciation, and other overhead costs.

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

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative liabilities arose due to the issuance of variably priced convertible notes. For the year ended December 31, 2023, the Company had derivative liabilities of $1,264,388 (December 31, 2022 - $1,008,868).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Assets and liabilities of the Company’s operations are translated into the reporting currency, USD, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ deficit in the statement of stockholders’ deficit.

These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company’s stockholders’ deficit.

Harmonized sales tax

The Canadian Goods and Services Tax (“GST”) is a 5% tax applied to taxable goods and services. GST is a consumption tax paid by the consumer at the point of sale The vendor or seller collects the tax proceeds from consumers by adding the GST rate to the cost of goods and services. They then remit the total collected tax, less input tax credits for GST paid to vendors, to the government periodically.

The GST is in effect Canada-wide, although is sometimes combined with a Provincial Sales Tax and referred to as a Harmonized Sales Tax. The GST is collected by the Canada Revenue Agency, which remits the appropriate amounts to the participating provinces.

Stock-based compensation

The Company has adopted ASC Topic 718 Compensation - Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the fair value of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of share purchase warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding as at December 31, 2023 or 2022.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Earnings (loss) per share

Earnings (loss) per share is presented in accordance with Accounting Standards Update (“ASU”), Earnings per Share (Topic 260), which requires the presentation of both basic and diluted earnings per share (“EPS”) on the income statements.

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

Prior year comparatives

To conform with current year presentation, as at December 31, 2022, the Company accrued $922,918 (CAD $1,250,000) for a non-refundable deposit related to a lease agreement (Note 11), which increased the right of use asset (Note 5) by $922,918, and also increased accounts payable and accrued liabilities (Note 7) by $922,918.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at December 31, 2023, the Company had cash of $650 (December 31, 2022 - $2,317). Additionally, as at December 31, 2023, the Company had a working capital deficiency totaling $16,968,059 (December 31, 2022 - $18,248,491) and an accumulated deficit of $91,278,353 (December 31, 2022 - $94,966,809).

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at December 31, 2023 and 2022 is as follows:

	2023	2022

Finished goods	$472,361	$–
Work in process	661,307	–
	$1,133,668	$–

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company’s property, plant and equipment as at December 31, 2023 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, office and plant equipment	$209,449	$(47,909)	$161,540

A summary of the Company’s property, plant and equipment as at December 31, 2022 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, office and plant equipment	$125,786	$(18,006)	$107,780

For the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $28,879 and $12,844 respectively, related to these fixed assets.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 5 - RIGHT-OF-USE BUILDING

A summary of the Company’s right-of-use building asset at December 31, 2023 and 2022 is as follows:

	2023	2022
Opening balance	$6,050,540	$–
Additions	–	6,320,666
Depreciation	(180,399)	(270,126)
Closing balance	$5,870,141	$6,050,540

Included in the additions for the year ended December 31, 2022 is a $922,918 increase relating to a lease liability deposit (See Notes 1 and 11).

NOTE 6 - INVESTMENTS

During the year ended December 31, 2023, the Company determined that its investment in Klonetics, Inc., consisting of 83,333 Class A common shares purchased on October 6, 2020 at $0.60 CAD per share and 83,333 Class A common shares purchased on January 15, 2021 at $0.60 CAD per share, had no value and impaired the value of the investment to $nil. As a result, the Company recorded a loss on impairment of investment of $78,760 for the year ended December 31, 2023.

On November 22, 2023, the Company closed a deal with LTB Management, LLC (“LTB”) whereby the Company obtained 100 Class B units of LTB in exchange for consideration of 27,224,962 warrants, each entitling the holder to purchase one share of common stock of the Company at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the sellers; and 100,000 Class C preferred shares, each convertible into 1,250 common shares.

Contingent consideration includes a quarterly true up of the sellers’ preferred share proportional ownership to 33% of the outstanding shares of the Company’s common stock, and an earn out whereby the sellers can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at December 31, 2023, the Company has an obligation to issue an additional 14,759 Class C preferred shares to the sellers under the true up, valued at $204,220.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are initially recognized at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

A summary of the Company’s accounts payable and accrued liabilities as at December 31, 2023 and 2022 is as follows:

	2023	2022

Accounts payable and accrued expenses	$8,781,169	$7,805,865
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$8,971,169	$7,995,865

(a)	The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its common stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

Included in the accounts payable and accrued liabilities for the year ended December 31, 2022 is a $922,918 increase relating to a lease liability deposit (See Notes 1 and 11).

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at December 31, 2023 and 2022 is as follows:

	2023	2022

Promissory notes (ASM)	$–	$7,382,998
CEBA Loan	45,365	44,300
Promissory notes (secured investors)	288,560	288,560
Promissory notes (LTB Transaction)	3,000,000	–
	$3,333,925	$7,715,858

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 8 - NOTES PAYABLE (continued)

Pursuant to the terms of a securities purchase agreement with Alternative Medical Solutions, Inc. (“AMS”), entered into on December 31, 2018 in the province of Ontario, the Company issued a non-interest-bearing $7,330,000 ($10,000,000 CAD) promissory note. The promissory note matured on December 24, 2021, and is past due.

As at December 31, 2023, the promissory note does not represent a current obligation due to the statute of limitations in which the lender could have entered a claim being reached in the province of Ontario as at December 24, 2023. As such, at December 31, 2023, the Company has recognized a gain on debt dissolution for the full amount owing to AMS of $7,477,554 representing the full balance of the promissory note.

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. CEBA provided an interest free loan (“CEBA Loan”) of up to $60,000 CAD to eligible businesses. On September 14, 2023, the Government of Canada announced changes to the maturity date of the CEBA Loan, which was extended to December 31, 2026. The loan will remain interest-free until January 18, 2024 with a rate of 5% per annum being applied from January 19, 2024. Repayment of $40,000 CAD by January 18, 2024 will result in a $20,000 CAD loan forgiveness. The CEBA Loan remained outstanding on January 18, 2024, and has been converted to a non-amortizing term loan with the full principal repayment due on December 31, 2026. The Company received the full $60,000 CAD loan amount and as at December 31, 2023 and 2022 the Company’s CEBA Loan balance is $45,365 ($60,000 CAD) and $44,300 ($60,000 CAD), respectively.

During the year ended December 31, 2021, the Company entered into promissory note agreements with secured investors for non-interest-bearing notes maturing within 12 months with a total value of $238,560 ($300,000 CAD). These notes are secured by a general security agreement over all present and after acquired property, assets, and undertakings. As at December 31, 2023 and 2022, the notes are past due and owing in the amount of $238,560 ($300,000 CAD) and $238,560 ($300,000 CAD), respectively.

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

A summary of the Company’s convertible notes is as follows:

Balance, December 31, 2021	$943,017
Proceeds received	912,952
Value of convertible notes converted to 97,646,062 common shares	(552,517)
Note discount	(162,392)
Balance, net of note discount, December 31, 2022	1,141,060
Proceeds received	439,501
Value of conversion of notes to 166,607,680 common shares	(222,096)
Note discount	162,393
Balance, December 31, 2023	$1,520,858

During years ended December 31, 2023 and 2022, the Company recorded a loss on conversion of $654,919 and $929,912, respectively; interest expense of $191,030 and $121,248, respectively; and amortized $162,392 and $478,660, respectively, of note discount which was charged to interest expense.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITY (continued)

A summary of the terms and conditions of the convertible notes outstanding as at December 31, 2023 is as follows:

Maturity Date	Interest Rate	Conversion price	Principal at inception	Principal outstanding
			$	$
Jan. 7, 2021	8%	75% of the lowest 20-day share price before the conversion date	100,000	100,000
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	312,500	312,500
Nov. 1, 2023	10%	50% of lowest 20-day share price before the conversion date	35,000	38,534
Nov. 3, 2023	10%	61% of the lowest 20-day share price before the conversion date	54,250	17,321
Dec. 13, 2023	10%	61% of lowest 20-day share price before the conversion date	53,750	53,750
Jan. 28, 2024	10%	61% of lowest 20-day share price before the conversion date	43,750	43,750
Feb. 06, 2024	10%	61% of lowest 20-day share price before the conversion date	55,000	55,000
Mar. 28, 2024	10%	61% of lowest 20-day share price before the conversion date	55,000	55,000
May 5, 2024	12%	Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	60,000	60,000
			769,250	735,855

As at December 31, 2023, the Company had $348,577 (December 31, 2022 - $151,925) in accrued interest on these notes, recorded in accounts payable and accrued liabilities, and $nil (December 31, 2022 - $162,932) in unamortized note discount related to these notes.

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

The convertible notes were determined to be compound instruments, comprising separate financial instruments, being the debt obligation and the conversion option, which were bifurcated and are presented separately on the consolidated balance sheets. As the number of common shares to be issued on exercise of the conversion option is contingent on a variable share price, the conversion option has been classified as a derivative liability.

As at December 31, 2023 the Company had derivative liabilities of $1,264,388 (December 31, 2022 - $1,008,868).

A summary of the Company’s weighted average inputs used in the Black-Scholes option pricing model for derivative liabilities valuation as at December 31, 2023 is as follows:

2023
Stock Price	$0.002
Exercise Price	$0.001
Risk-free interest rate	3.91%
Expected volatility	240.65%
Expected life	1.00 years
Expected dividend yield	0.00%

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITY (continued)

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

NOTE 10 - RELATED PARTY TRANSACTIONS

A summary of the Company’s related party liabilities as at December 31, 2023 and 2022 is as follows:

	2023	2022

Loan payable - related party	$2,155,484	$74,497
Liability for right-of-use building, current portion	190,177	260,432
Liability for right-of-use building	5,734,962	5,333,045
Total loan payable, related parties	$8,080,623	$5,667,974

The loan payable to related parties is comprised of a $13,918 interest-free loan from the Company’s former CEO and a $2,141,566 promissory note from a shareholder of the Company and principal of Koze Investments, LLC (“Koze”) whereby on May 25, 2023, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The promissory note with Koze bears interest at 24% compounded monthly. As at December 31, 2023, the accrued interest on the promissory note amounted to $160,366.

Effective January 1, 2022, the Company entered into a lease agreement with Formosa Mountain Ltd., whose principal shareholder is also the principal shareholder of Koze, to lease a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The lease payments are $82,500 CAD per month increasing by 5% each year. The lease has a 20-year term. As at December 31, 2023 and 2022, the Company was in arrears by $1,534,478 ($2,029,500 CAD) and $730,951 ($990,000 CAD), respectively, on its monthly lease payment. The amount in arrears is included in accounts payable and accrued liabilities (Note 7).

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director. During the years ended December 31, 2023 and 2022, the Company incurred rent expense in total of $2,599 and $12,307, respectively.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 11 - LIABILITY FOR RIGHT-OF-USE BUILDING

As at December 31, 2022, the Company accrued $922,918 (CAD $1,250,000) for a non-refundable deposit related to the right-of-use building lease which increased the right-of-use asset (Note 5) by $922,918, and also increased accounts payable and accrued liabilities (Note 7) by $922,918.

Supplementary information on the Company’s operating lease liabilities for the years ended December 31, 2023 and 2022 included the following:

	2023	2022
Interest	$963,149	$926,897
Amortization and depreciation	$98,968	$269,875
Finance lease related expenses	$770,189	$730,917

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue up to 10,000,000 shares of one or more series of preferred stock at a par value of $1.00 per share. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Series A preferred stock

In April 2018, the Company issued 60,000 shares of its series A convertible preferred stock (“Series A Stock”) for $1.00 per share to certain investors who then became members of management and the Board of Directors. Each share of Series A Stock is non-redeemable, entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders; is convertible into 1,250 shares of common stock and each vote is on an as-converted basis. In addition, the holders of outstanding Series A Stock will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common stock, whereupon the holders of the Series A Stock will receive a dividend on the number of shares of common stock into which each share of Series A Stock is convertible.

The beneficial conversion feature (“BCF”) attributed to the purchase of Series A Stock was deemed to have no value on the date of purchase because there was no public trading market for the Series A Stock, and none is expected to develop in the future. Therefore, the BCF related to the Series A Stock was considered to have no value on the date of issuance.

During the year ended December 31, 2022, 22,775 Series A Stock was converted into common stock and 40,000 of common stock was converted into Series A Stock. There were no conversions during the year ended December 31, 2023.

As at December 31, 2023 and 2022, 84,416 shares of Series A Stock were issued and outstanding.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

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

During the year ended December 31, 2022, the Company issued 2,000,000 shares of Series B Preferred Stock valued at $52,594 as a deposit on the acquisition of LTB.

Series B preferred stock

During the year ended, 20,000 Series B Stock was converted into common stock at $0.0001 per common share.

As at December 31, 2023, 2,455,000 (December 31, 2022 - 2,475,000) shares of Series B Stock and Common Warrants were issued and outstanding.

Series C preferred stock

In March 2023, the Company issued 100,000 shares of its Series C preferred stock (“Series C Stock”) in connection with the investment in LTB (Note 6). The shares of Series C Stock are each convertible into 1,250 shares of the Company’s common stock.

Each share of Series C Stock entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders; is convertible into 1,250 shares of common stock and each vote is on an as-converted basis. In addition, the holders of outstanding Series C Stock will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common stock, whereupon the holders of the Series C Stock will receive a dividend on the number of shares of common stock into which each share of Series C Stock is convertible.

Common stock

The Company is authorized to issue 5,000,000,000 shares of common stock at a par value $0.0001 per share. As at December 31, 2023, 440,752,302 (December 31, 2022 - 274,124,622) shares of common stock were issued and outstanding.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

Stock purchase warrants

A summary of the Company’s stock purchase warrant activity is as follow:

	Number of stock purchase warrants	Weighted average exercise price

Stock purchase warrants outstanding December 31, 2022 and 2021	1,497,778	$0.79
Stock purchase warrants issued	27,224,962	0.02
Stock purchase warrants outstanding December 31, 2023	28,722,740	$0.06

A summary of the Company’s number of stock purchase warrants outstanding and exercisable for period ended December 31, 2023 is as follows:

	Number of stock purchase warrants		Weighted average exercise price	Weighted average remaining life (Years)
July 2, 2024	#	1,020,000	$1.02	0.50
May 10, 2026	#	477,778	$0.30	2.36
November 22, 2028	#	27,224,962	$0.02	4.89

During the year ended December 31, 2023, 27,224,962 warrants, each entitling the holder to purchase one common stock of the Company at $0.02 per share, with a termination date of November 22, 2028, were issued in respect of the LTB transaction (Note 3) (December 31, 2022 - nil).

During the year ended December 31, 2023, the Company corrected an error in the accounting treatment associated with the warrants that were issued during the year ended December 31, 2019 as origination fees associated with a promissory note and loan granted during that year. The value of the warrants should have been expensed upon issuance. The correction of the error resulted in a $271,470 increase to additional paid-in capital and an equivalent decrease to opening accumulated deficit for the year ended December 31, 2023.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

A summary of the Company’s weighted average inputs used in the Black-Scholes pricing model for valuation of stock purchase warrants for the year ended December 31, 2023 is as follows:

2023
Stock price	$0.006
Exercise price	$0.020
Expected annual dividend yield	0.00%
Risk-free interest rate (1)	3.84%
Expected volatility	253.71%
Expected life	5 years

(1)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

NOTE 13 - INCOME TAX

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The changes mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.

The Company continues to assess the impact and future implication of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the overall consolidated financial statements.

The provision for income tax expense for the years ended December 31, 2023 and 2022, consisted of the following:

	2023	2022
Deferred tax (expense) benefit
US – Federal	$(267,514)	$614,759
US – State	(56,051)	128,807
Canada	(1,847,617)	1,438,466
Total deferred tax (expense) benefit	(2,171,182)	2,182,032

Valuation allowance	2,171,182	(2,182,032)

Income tax expense	$–	$–

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 13 - INCOME TAX (continued)

The following table sets forth a reconciliation of the statutory federal and state income tax for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Income (loss) before tax	$3,688,456	$(8,531,020)
Statutory tax rate	25.40%	25.40%
Income tax benefit computed at statutory rate	936,868	(2,166,879)
Non-deductible expenditures and non-taxable revenues	(230,938)	635,155
Impact of foreign tax rates and other	505,463	322,371
Adjustment to prior years provision versus statutory tax returns	959,789	(972,679)
Change in valuation allowance	(2,171,182)	2,182,032
Income tax expense	$–	$–

In December 2017, the United States (“U.S.”) Congress passed and the President signed into law what is referred to as the 2017 Tax Act, which contains many significant changes to the U.S. tax laws, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% and utilization limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017 to 80% of taxable income with an indefinite carryforward period. As the Company has a full valuation allowance against its U.S. deferred tax assets, the revaluation of net deferred tax assets resulting from the reduction in the U.S. federal corporate income tax rate did not impact the Company’s effective tax rate. Additional guidance may be issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies, which may result in adjustments to the amounts recorded, including the valuation allowance. The Company is being audited by the IRS for years 2019 and 2020. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022, are as follows:

	2023	2022
Deferred tax assets (liabilities)
Net operating loss carryforwards	$23,857,401	$24,239,960
Property and equipment	(7,081)	(3,523)
Intangible assets	–	736,720
Lease liability, net of right-of-use asset	12,705	107,147
Derivative liability	321,155	256,252
Other	20,005	279,622
Less: valuation allowance	(24,204,185)	(25,616,178)
Net deferred tax assets	$–	$–

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 13 - INCOME TAX (continued)

As at December 31, 2023, the Company had approximately $93,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any IRC Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As at December 31, 2023, the Company had approximately $900,000 of Canadian non-capital losses which begin to expire in 2037. As at December 31, 2023 and 2022, the Company has no unrecognized income tax benefits.

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

NOTE 14 - GENERAL AND ADMINISTRATIVE

A summary of the Company’s general and administrative expenses for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Advertising and promotion	$28,821	$300,378
Insurance	104,582	99,886
Interest and bank charges	5,922	3,344
Office and administrative	223,281	1,444,185
Plant supplies	48,505	207,575
Repairs and maintenance	65,561	28,781
Taxes	100,025	103,606
Transfer agent fees	27,963	38,913
Utilities	98,936	–
	$703,596	$2,226,668

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director.

NOTE 16 - SUBSEQUENT EVENTS

From January 1, 2024 through May 16, 2024, the Company issued 221,749,103 common shares. Of the common stock issued:

•	204,353,254 were issued to convertible lenders to retire approximately $134,910 in convertible debt;
•	12,500,000 were issued upon conversion of 10,000 Series A Preferred Shares;
•	4,895,849 were issued through a cashless exercise of warrants.

On February 7, 2024, the Company entered into a $275,000 promissory note with Koze Investments LLC. The funds obtained from the promissory note were used for the retirement of certain of the convertible notes disclosed above.

