Form 10-Q
period 2024-03-31
CANNAPHARMARX, INC.
filed 2024-06-25
CIK 1081938

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock issued and outstanding as of June 25, 2024, was 662,501,405 shares.

CANNAPHARMARX, INC.

March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNAPHARMAX, INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS

Current assets
Cash	$12,093	$650
Goods and services tax receivable	71,009	61,524
Accounts receivable	14,145	–
Inventory	950,241	1,133,668
Total current assets	1,047,488	1,195,842

Non-current assets
Property, plant and equipment, net	150,201	161,540
Right-of-use building, net	5,650,199	5,870,141
Investments	4,518,127	4,518,127
Total assets	$11,366,015	$11,745,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,289,860	$8,781,169
Accrued interest	807,745	523,680
Accrued legal settlement	190,000	190,000
Notes payable	3,332,840	3,333,925
Convertible notes - net of discount	1,220,114	1,520,858
Derivative liability	9,300,720	1,264,388
Loan payable - related party	3,012,038	2,155,484
Liability for right-of-use building, current portion	183,397	190,177
Obligation to issue shares	2,915,099	204,220
Total current liabilities	29,251,813	18,163,901

Non-current liability
Liability for right-of-use building	5,643,594	5,734,962
Total liabilities	34,895,407	23,898,863

STOCKHOLDERS’ DEFICIT
Preferred stock series A, $1.00 par value, 100,000 shares authorized, 74,416 and 84,416 issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	74,416	84,416
Preferred stock series B, $1.00 par value, 3,000,000 shares authorized, 455,000 and 2,455,000 shares issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	455,000	2,455,000
Preferred stock series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at March 31, 2024 and December 31, 2023	100,000	750,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 559,644,265 and 440,752,302 issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	59,964	44,075
Treasury stock, $0.0001 par value 6,230,761 shares as at March 31, 2024 and December 31, 2023	597	597
Additional paid-in capital	78,688,902	75,826,669
Accumulated deficit	(102,993,986)	(91,278,353)
Accumulated other comprehensive income (loss)	85,715	(35,617)
Total stockholders’ deficit	(23,529,392)	(12,153,213)
Total liabilities and stockholders’ deficit	$11,366,015	$11,745,650

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2024	2023

Revenue	$25,839	$–

Cost of goods sold	463,248	–

Gross loss	(437,409)	–

Operating expenses
Depreciation	23,041	73,399
General and administrative	208,549	249,699
Payroll and consulting fees	97,599	323,140
Professional fees	22,485	26,201
Rent	1,112	2,593
Stock-based compensation	–	45,245
Total operating expenses	352,786	720,277
Loss from operations	(790,195)	(720,277)

Other income (expenses)
Change in the fair value of derivative liability	(8,036,332)	236,256
Change in the fair value of obligation to issue shares	(2,710,879)	–
Gain (loss) on the extinguishment of debt	677,288	(390,447)
Interest expense	(576,423)	(459,345)
Loss on impairment of investment	–	(78,760)
Loss on impairment of inventory	(279,092)	–
Total other expenses	(10,925,438)	(692,296)
Net loss	(11,715,633)	(1,412,573)
Foreign currency translation adjustment	121,332	(5,656)
Net comprehensive loss	$(11,594,301)	$(1,418,229)

Basic and diluted loss per share of common stock	$(0.03)	$(0.00)

Weighted average number of common stock outstanding	350,519,674	292,889,614

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2024	2023

Operating activities
Net loss	$(11,715,633)	$(1,412,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	–	162,392
Depreciation	23,041	5,826
Change in the fair value of derivative liability	8,036,332	(236,256)
Change in the fair value of obligation to issue shares	2,710,879	–
Interest expense	576,423	–
(Gain) loss on extinguishment of debt	(677,288)	390,447
Loss on impairment of investment	–	78,760
Loss on impairment of inventory	279,092	–
Stock-based compensation	–	45,245
Changes in operating assets and liabilities:	–
Goods and services tax receivable	(9,485)	(6,342)
Accounts receivable	(14,145)
Prepaid expenses	–	(5,924)
Inventory	(30,981)	–
Other assets	–	5,906
Accounts payable and accrued liabilities	142,071	329,283
Accrued interest	130,865	31,498
Net cash used in operating activities	(548,829)	(611,738)

Investing activity
Purchases of property, plant and equipment	–	(893)
Net cash used in investing activity	–	(893)

Financing activities
Issuance of warrants	87,768	–
Proceeds from related party loans	856,554	339,559
Proceeds from convertible notes	67,232	153,750
Repayment of convertible notes	(451,282)	–
Net cash provided by financing activities	560,272	493,309

Effects of exchange rates on cash	–	117,005
Net change in cash	11,443	(2,317)
Cash, beginning of period	650	2,317
Cash, end of period	$12,093	$–

Supplemental disclosure of cash flow information:
Cash interest paid	$–	$–

Supplemental disclosure of non-cash flow investing and financing activities:
Cancellation of preferred stock series B	$2,000,000	$–
Conversion of preferred stock series A into common stock	$10,150	$–

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock series A		Preferred stock series B		Preferred stock series C		Common stock
	Number		Number		Number		Number
	of shares	Value	of shares	Value	of shares	Value	of shares	Value
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	–	$–	274,124,622	$27,412
Conversion of preferred stock series B to common stock	–	–	(20,000)	(20,000)	–	–	20,000	2
Conversion of convertible notes to common stock	–	–	–	–	–	–	20,619,992	2,062
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Net loss	–	–	–	–		–	–	–
Balance, March 31, 2023	84,416	$84,416	2,455,000	$2,455,000	–	$–	294,764,614	$29,476
Issuance of warrants for LTB investment	–	–	–	–	–	–	–	–
Conversion of convertible notes to common stock	–	–	–	–	–	–	152,085,249	15,209
Common stock returned to treasury	–	–	–	–	–	–	(6,097,561)	(610)
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–
Issuance of preferred stock series C for LTB investment	–	–	–	–	100,000	750,000	–	–
Correction of an error	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–	–
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$750,000	440,752,302	$44,075
Cashless issue of common stock	–	–	–	–	–	–	4,895,849	4,489
Conversion of preferred stock series A to common stock	(10,000)	(10,000)	–	–	–	–	12,500,000	1,250
Cancellation of preferred stock series B	–	–	(2,000,000)	(2,000,000)	–	–	–	–
Conversion of convertible notes to common stock	–	–	–	–	–	–	101,496,114	10,150
Issuance of warrants for convertible notes	–	–	–	–	–	–	–	–
Adjustment to issuance of preferred stock series C for LTB investment	–	–	–	–	–	(650,000)	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, March 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	559,644,265	$59,964

	Treasury stock		Additional		Accumulated other comprehensive	Total
	Number		paid-in	Accumulated	income	stockholders’
	of shares	Value	Capital	deficit	(loss)	deficit
Balance, December 31, 2022	133,200	$(13)	$74,523,642	$(94,695,339)	$240,426	$(17,344,456)
Conversion of preferred stock series B to common stock	–	–	19,998	–	–	–
Conversion of convertible notes to common stock	–	–	504,953	–	–	507,015
Stock based compensation related to warrant issuances	–	–	45,245	–	–	45,245
Change in foreign currency translation	–	–	–	–	(5,656)	(5,656)
Net loss	–	–	–	(1,412,573)	–	(1,412,573)
Balance, March 31, 2023	133,200	$(13)	$75,093,838	$(96,107,912)	$234,770	$(18,210,425)
Issuance of warrants for LTB investment	–	–	162,129	–	–	162,129
Conversion of convertible notes to common stock	–	–	344,477	–	–	359,686
Common stock returned to treasury	6,097,561	610	–	–	–	–
Stock based compensation related to warrant issuances	–	–	(42,245)	–	–	(42,245)
Issuance of preferred stock series C for LTB investment	–	–	–	–	–	750,000
Correction of an error	–	–	271,470	(271,470)	–	–
Change in foreign currency translation	–	–	–	–	(270,387)	(270,387)
Net income	–	–	–	5,101,029	–	5,101,029
Balance, December 31, 2023	6,230,761	$597	$75,826,669	$(91,278,353)	$(35,617)	$(12,153,213)
Cashless issue of common stock	–	–	(4,489)	–	–	–
Conversion of preferred stock series A to common stock	–	–	8,750	–	–	–
Cancellation of preferred stock series B	–	–	2,000,000	–	–	–
Conversion of convertible notes to common stock	–	–	120,204	–	–	130,354
Issuance of warrants for convertible notes	–	–	87,768	–	–	87,768
Adjustment to issuance of preferred stock series C for LTB investment	–	–	650,000	–	–	–
Change in foreign currency translation	–	–	–	–	121,332	121,332
Net loss	–	–	–	(11,715,633)	–	(11,715,633)
Balance, March 31, 2024	6,230,761	$597	$78,688,902	$(102,993,986)	$85,715	$(23,529,392)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Cash

The Company considers all its cash in bank accounts and its highly liquid temporary cash investments with an original maturity of three months or less to be cash and cash equivalents. On March 31, 2024, the Company had cash of $12,093 (December 31, 2023 - $650).

Comprehensive income or loss

ASC 220 Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at March 31, 2024, and December 31, 2023, the Company determined that it had items that represented components of comprehensive income and therefore has included a statement of comprehensive income in the financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative liabilities arose due to the issuance of variably priced convertible notes. For the three months ended March 31, 2024, the Company had derivative liabilities of $9,300,720 (December 31, 2023 - $1,264,388).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers - The invoice has been generated and provided to the customer.

Step 2: Identify the performance obligations in the contract - The performance obligations of delivery of products are stated in the invoice.

Step 3: Determine the transaction price - The transaction price has been identified in the invoice.

Step 4: Allocate the transaction price to performance obligations - The Company has allocated the transaction price to performance obligation in the invoice.

Step 5: Recognize revenue when the entity satisfies a performance obligation - The Company has shipped out the product and, therefore, satisfied the performance obligation. The risk of loss passed to the customers at the point of shipment.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Assets and liabilities of the Company’s operations are translated into the reporting currency, USD, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' deficit in the statements of changes in stockholders' deficit.

These translation adjustments are reflected in accumulated other comprehensive income, a separate component of the Company's stockholders' deficit.

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

Stock-based compensation

The Company has adopted ASC Topic 718 Compensation - Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the fair value of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of share purchase warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding as at March 31, 2024 or December 31, 2023.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at March 31, 2024, the Company had cash of $12,093 (December 31, 2023 - $650), a working capital deficiency totaling $28,204,325 (December 31, 2023 - $16,968,059), and an accumulated deficit of $102,993,986 (December 31, 2023 - $91,278,353).

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

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at March 31, 2024, and December 31, 2023 is as follows:

	2024	2023

Finished goods	$291,955	$472,361
Work in process	658,286	661,307
	$950,241	$1,133,668

During the three months ended March 31, 2023, the Company recorded a loss on inventory impairment of $279,092 and $nil, respectively, related to inventory.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company’s property, plant and equipment as at March 31, 2024 is as follows:

	Gross carrying amount	Accumulated depreciation	Net book value
Computers, office and plant equipment	$204,697	$(54,496)	$150,201

A summary of the Company’s property, plant and equipment as at December 31, 2023 is as follows:

	Gross carrying amount	Accumulated depreciation	Net book value
Computers, office and plant equipment	$209,449	$(47,909)	$161,540

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $7,769 and $5,829 respectively, related to these fixed assets.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 5 - RIGHT-OF-USE BUILDING

A summary of the Company’s right-of-use building asset at March 31, 2024 and December 31, 2023 is as follows:

	2024	2023
Gross carrying amount	$6,317,869	$6,472,637
Accumulated depreciation	(667,670)	(602,496)
Net book value	$5,650,199	$5,870,141

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $79,956 and $79,725, respectively, of which $64,684 and $nil, respectively, was allocated to the value of inventory.

NOTE 6 - INVESTMENTS

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

Contingent consideration includes a quarterly true up of the sellers’ preferred share proportional ownership to 33% of the outstanding shares of the Company’s common stock, and an earn out whereby the sellers can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at March 31, 2024, the Company has an obligation to issue an additional 157,573 (December 31, 2023 - 96,104) Class C preferred shares to the sellers under the true up, valued at $2,915,099 (December 31, 2023 - $204,220).

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are initially recognized at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

A summary of the Company’s accounts payable and accrued liabilities as at March 31, 2024, and December 31, 2023 is as follows:

	2024	2023
Accounts payable and accrued expenses	$8,289,860	$8,781,169
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$8,479,860	$8,971,169

(a)	The Company has previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its common stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this Report.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at March 31, 2024, and December 31, 2023 is as follows:

	2024	2023
CEBA Loan	$44,280	$45,365
Promissory notes (secured investors)	288,560	288,560
Promissory notes (LTB Transaction)	3,000,000	3,000,000
	$3,332,840	$3,333,925

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. CEBA provided an interest free loan (“CEBA Loan”) of up to $60,000 CAD to eligible businesses. On September 14, 2023, the Government of Canada announced changes to the maturity date of the CEBA Loan, which was extended to December 31, 2026. The loan will remain interest-free until January 18, 2024 with a rate of 5% per annum being applied from January 19, 2024. Repayment of $40,000 CAD by January 18, 2024 will result in a $20,000 CAD loan forgiveness. The CEBA Loan remained outstanding on January 18, 2024, and has been converted to a non-amortizing term loan with the full principal repayment due on December 31, 2026. The Company received the full $60,000 CAD loan amount and as at March 31, 2024 and December 31, 2023 the Company’s CEBA Loan balance is $44,280 ($60,000 CAD) and $45,365 ($60,000 CAD), respectively.

During the year ended December 31, 2021, the Company entered into promissory note agreements with secured investors for non-interest-bearing notes maturing within 12 months with a total value of $238,560 ($300,000 CAD). These notes are secured by a general security agreement over all present and after acquired property, assets, and undertakings. As at March 31, 2024, and December 31, 2023, the notes are past due and owing in the amount of $238,560 ($300,000 CAD) and $238,560 ($300,000 CAD), respectively.

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

A summary of the Company’s convertible notes is as follows:

Balance, net of note discount, December 31, 2022	$1,141,060
Proceeds received	439,501
Value of conversion of notes to 166,607,680 common shares	(222,096)
Note discount	162,393
Balance, net of note discount, December 31, 2023	1,520,858
Proceeds received	213,448
Value of conversion of notes to 101,496,114 common shares	(62,910)
Repayment	(451,282)
Balance, March 31, 2024	$1,220,114

During the three months ended March 31, 2024 and 2023, the Company recorded a loss on conversion of $67,444 and $288,677, respectively and interest expense of $22,919 and $25,963, respectively.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITY (continued)

A summary of the terms and conditions of the convertible notes outstanding as at March 31, 2024 is as follows:

Maturity Date	Interest Rate	Conversion price	Principal at inception	Principal outstanding
			$	$
Jan. 7, 2021	8%	75% of the lowest 20-day share price before the conversion date	100,000	100,000
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	212,555
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	212,555
May 5, 2024	12%	Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	60,000	60,000
			622,500	585,110

As at March 31, 2024, the Company had $285,026 (December 31, 2023 - $231,967) in accrued interest on these notes, recorded in accounts payable and accrued liabilities.

As at the date of this Report, all convertible notes were past their maturity date. Additionally, as a result of the late filing of previous Reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one time the face value of all convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452, which has been recorded in accounts payable and accrued liabilities. As at March 31, 2024, the accrued liability for penalties was reduced to $735,002 due to the settlement of certain convertible notes.

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

A summary of Company’s derivative liabilities as at March 31, 2024 is as follows:

Balance, derivative liability, December 31, 2023	$1,264,388
Changes in fair value of derivative liability	8,036,332
Balance, March 31, 2024	$9,300,720

As at March 31, 2024 the Company had derivative liabilities of $9,300,720 (December 31, 2023 - $1,264,388).

A summary of the Company’s weighted average inputs used in the Black-Scholes option pricing model for derivative liabilities valuation as at March 31, 2024 is as follows:

2024
Stock price	$0.015
Exercise price	$0.003
Risk-free interest rate	4.20%
Expected volatility	287.20%
Expected life	1.00 years
Expected annual dividend yield	0.00%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility of its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected annual dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 10 - RELATED PARTY TRANSACTIONS

A summary of the Company’s related party liabilities as at March 31, 2024, and December 31, 2023 is as follows:

	2024	2023
Loan payable - related party	$3,012,038	$2,155,484
Liability for right-of-use building, current portion	183,397	190,177
Liability for right-of-use building	5,643,594	5,734,962
Total loan payable, related parties	$8,839,029	$8,080,623

The loan payable - related party is comprised of a $13,592 interest-free loan from the Company's former CEO, a $914,090 promissory note from a shareholder of the Company and principal of Koze Investments, LLC (“Koze”), and a $2,084,356 promissory note from a shareholder of the Company and principal of Koze whereby on May 25, 2023, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The promissory notes with Koze bear interest at 24% compounded monthly. As at March 31, 2024, the accrued interest on the promissory notes amounted to $123,934.

Effective January 1, 2022, the Company entered into a lease agreement with Formosa Mountain Ltd., whose principal shareholder is also the principal shareholder of Koze, to lease a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The lease payments are $82,500 CAD per month increasing by 5% each year. The lease has a 20-year term. As at March 31, 2024, and December 31, 2023, the Company was in arrears by $1,740,842 ($2,302,437 CAD) and $1,534,478 ($2,029,500 CAD), respectively, on its monthly lease payment. The amount in arrears is included in accounts payable and accrued liabilities (Note 7).

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director. During the three months ended March 31, 2024 and 2023, the Company incurred rent expense in total of $1,112 and $2,593, respectively.

NOTE 11 - LIABILITY FOR RIGHT-OF-USE BUILDING

Supplementary information on the Company’s operating lease liabilities for the three months ended March 31, 2024 and 2023 included the following:

	2024	2023
Interest expense	$246,118	$237,291
Depreciation	$79,957	$79,725
Finance lease-related expenses included in accounts payable and accrued liabilities	$201,430	$192,031

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

During the three months ended March 31, 2024, 10,000 shares of Series A Stock were converted into common stock. There were no conversions during the year ended December 31, 2023. As at March 31, 2024, and December 31, 2023, 74,416 and 84,416 shares, respectively, of Series A Stock were issued and outstanding.

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

During the three months ended March 31, 2024, the Company cancelled 2,000,000 shares of Series B Preferred Stock originally issued during the year ended December 31, 2022 as a deposit on the acquisition of LTB were cancelled. During the three months ended March 31, 2023, 20,000 Series B Stock was converted into common stock at $0.0001 per common share.

As at March 31, 2024, 455,000 (December 31, 2023 - 2,455,000) shares of Series B Stock and Common Warrants were issued and outstanding.

Series C preferred stock

In March 2023, the Company issued 100,000 shares of its Series C preferred stock (“Series C Stock”) in connection with the investment in LTB (Note 6). The shares of Series C Stock are each convertible into 1,250 shares of the Company’s common stock.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

Series C preferred stock (Contd.)

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

As at March 31, 2024 and December 31, 2023, 100,000 shares of Series C Stock were issued and outstanding.

Common stock

The Company is authorized to issue 5,000,000,000 shares of common stock at a par value $0.0001 per share. As at March 31, 2024, 559,644,265 (December 31, 2023 - 440,752,302) shares of common stock were issued and outstanding.

Stock purchase warrants

A summary of the Company’s stock purchase warrant activity is as follow:

	Number of stock purchase warrants	Weighted average exercise price

Stock purchase warrants outstanding December 31, 2022	1,497,778	$0.79
Stock purchase warrants issued	44,447,162	0.02
Stock purchase warrants outstanding December 31, 2023	45,944,940	$0.06
Stock purchase warrants redeemed	(5,000,000)	0.0006
Stock purchase warrants outstanding March 31, 2024	40,944,940	$0.05

A summary of the Company’s number of stock purchase warrants outstanding and exercisable for period ended March 31, 2024 is as follows:

	Number of stock purchase warrants	Weighted average exercise price	Weighted average remaining life (Years)
July 2, 2024	1,020,000	$1.02	0.25
May 10, 2026	477,778	$0.30	2.11
February 15, 2028	12,222,200	$0.01	3.88
November 22, 2028	27,224,962	$0.02	4.64

During the three months ended March 31, 2024, nil warrants were issued. During the year ended December 31, 2023, 27,224,962 warrants, each entitling the holder to purchase one common stock of the Company at $0.02 per share, with a termination date of November 22, 2028, were issued in respect of the LTB transaction (Note 3) and 17,222,200 warrants, each entitling the holder to purchase one common stock of the Company at $0.01 per share, with a termination date of February 15, 2028.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

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

NOTE 13 - INCOME TAX

As at December 31, 2023, the Company had approximately $93,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any IRC Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As at December 31, 2023, the Company had approximately $900,000 of Canadian non-capital losses which begin to expire in 2037. As at March 31, 2024 and 2023, the Company has no unrecognized income tax benefits.

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

NOTE 14 - GENERAL AND ADMINISTRATIVE

A summary of the Company’s general and administrative expenses for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023

Advertising and promotion	$1,461	$10,000
Insurance	25,562	31,221
Interest and bank charges	423	2,404
Office and administrative	92,034	57,479
Plant supplies	26,340	135,096
Repairs and maintenance	24,864	9,080
Transfer agent fees	1,200	4,419
Utilities	36,665	–
	$208,549	$249,699

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director.

NOTE 16 - SUBSEQUENT EVENTS

From March 31, 2024 through June 25, 2024, the Company issued 102,857,140 common shares to convertible lenders to retire approximately $72,000 in convertible debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Transition Report on Form 10-K for the year ended December 31, 2023.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including statements concerning anticipated financial results and developments of our operations in future periods that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 25, 2024 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

During the three months ended March 31, 2024 the Company had $25,839 (2023 - $nil) of revenues from operations. Loss from operations for the three months ended March 31, 2024 was $ 790,195 (2023 - $720,277). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd., whose principal shareholder is also the principal shareholder of Koze, to lease a 55,000 square foot cannabis production facility in Cremona, Alberta, Canada. CPRX recommissioned the facility into a new indoor cannabis farm with 11 growing rooms and 10 drying and packing rooms during 2022.

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

Under the new license the Company commenced production during the year ended December 31, 2023.

PLAN OF OPERATION

The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency (“CRA”) on December 22, 2022.

We anticipate developing a consistent cadence of growing, harvesting, cultivating, and delivering world class products on a regular basis and expects to begin to see a strong and accelerated revenue increase during the 2024 fiscal year (“FY2024”). Our production facility is expected to be operating at maximum capacity during FY2024, achieving regular plantings with staggered production so that we are constantly harvesting and delivering high-quality products to multiple sources. Our focus continues to be on international sales with high gross margin products, resulting in greater profitability using our state-of-the-art production facility to grow on demand against purchase contracts using smart inventory management which will contribute to higher turnover and regular deliveries. We will continue to collaborate with international partners on multiple continents and develop proprietary online, data-driven technology.

Our FY2024 growth goals include delivering the first of several harvests during the first and second quarter; increasing our strategic partner network; receiving our European Union license for Good Manufacturing Practices (“GMP”) to allow us to expand distribution; expanding our customer network; becoming a world leader in unique genetic strains with a current catalogue of over 500 desirable strains developed and owned by CPRX; and continuing to improve our balance sheet.

In support of these goals:

•	On February 21, 2023, the Company entered into a supply agreement with Y.S.A. Holdings Ltd (“Y.S.A.”), an Israeli corporation, whereby the Company will supply 450kg of cannabis biomass in the form of dried flowers and dried trim per annum to Y.S.A over a two-year period. No biomass has been delivered to Y.S.A as at the date of this Report.
•	On February 16, 2024, the Company announced that we finalized a strategic supply agreement with Cantek Holdings, an Israeli corporation, whereby the Company will supply 1,000kgs of product annually.
•	On February 23, 2024, the Company announced that we successfully obtained our Israel Medical Cannabis (“IMC”) Good Agricultural Practices (“GAP”) and Good Agricultural and Collection Practices (“GACP”) certifications. The IMC-GAP and IMC-GACP certifications are the standard for cannabis certification in Israel and are required for CPRX to sell cannabis in Israel, a world leader in the medical cannabis industry.
•	On March 5, 2024, the Company announced that we finalized a supply agreement with ICAN Green S.A. de C.V. (“ICAN”), a division of ICAN Investing Group LLC to supply product for distribution in the Latin Americas with a primary focus on Mexico and Panama. The agreement is subject to certain minimum required annual levels of purchases by ICAN.
•	On March 11, 2024, the Company shipped its first product to a Canadian LP for distribution within Canada.

Recent Funding

During the three months ended, the Company issued $213,488 in new convertible debentures to accredited investors with immediate maturity and interest rates of 10% and converted $69,910 of the outstanding convertible notes into Common Shares.

During the year ended, December 31, 2023, the Company issued $213,750 in new convertible debentures to accredited investors with 12 month terms to maturity and interest rates between 10% and 12%, and converted $222,096 of the outstanding convertible notes into Common Shares.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three months ended March 31, 2024 and 2023, the Company reported $25,839 and $nil, respectively, in revenue.

The Company’s deficit of $102,993,986 as at March 31, 2024 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

The Company has commenced actively marketing products approved by Health Canada.

During the three months ended March 31, 2024 and 2023, the Company’s financial results are as follows:

Revenue

During the three months ended March 31, 2024 and 2023, the Company reported revenue of $25,839 and $nil, respectively, due to the commencement of product sales during the current quarter.

Cost of Goods Sold

During the three months ended March 31, 2024 and 2023, the Company reported cost of goods sold of $463,248 and $nil, respectively, due to the commencement of product sales during the current quarter.

Gross Loss

During the three months ended March 31, 2024 and 2023, the Company reported a gross loss of $437,409 and $nil, respectively.

Operating Expenses

The summary of the Company’s operating expenses for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023

Amortization and depreciation	$23,041	$73,399
General and administrative	208,549	249,699
Payroll and consulting fees	97,599	323,140
Professional fees	22,485	26,201
Rent	1,112	2,593
Stock based compensation	–	45,245
	$352,786	$720,277

During the three months ended March 31, 2024 and 2023, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the three months ended March 31, 2024 were $352,786 compared to operating expenses of $720,277 in the prior year comparable period, a decrease of $367,491. The decrease is primarily attributable the following:

•	A $50,358 decrease to amortization and depreciation primarily due to allocation of a portion of the expense to inventory.
•	A $41,150 decrease to general and administrative expenses primarily due to a reduction in advertising and promotion expenditures, an overall decrease in discretionary and extraneous spending, and allocation of a portion of the expenses to inventory.
•	A $225,541 reduction in payroll and consulting fees primarily due to a change in management which resulted in a reduction in payroll accruals for officers, and to allocation of a portion of the expenses to inventory.
•	A $3,716 decrease in professional fees due to transition of accounting to a single provider and an overall reduction in legal counsel usage and therefore fees during the three months ended March 31, 2024.

Other income (expense)

The summary of the Company’s other income (expense) for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023

Change in the fair value of derivative liability	$(8,036,332)	$236,256
Change in the fair value of obligation to issue shares	(2,710,879)	–
Gain (loss) on extinguishment of debt	677,288	(390,447)
Interest expense	(576,423)	(459,345)
Loss on impairment of inventory	(279,092)	–
Loss on impairment of investment	–	(78,760)
	$(10,925,438)	$(692,296)

Other expense was $10,925,438 for the three months ended March 31, 2024 compared to other expense of $692,296 in the prior year comparable period, resulting in an increase of $10,233,142. The increase is primarily attributable the following:

•	A $ 8,272,588 decrease in change of fair value of derivative liability primarily due to the increase of the Company’s share price which resulted in a change in the stock price input and volatility input used in the Black Scholes option pricing model, which resulted in a substantial increase in the derivative liability value for the period.
•	A $ 2,710,879 decrease in change in the fair value of obligation to issue shares primarily due to the increase of the Company’s share price which resulted in a change in inputs into the valuation model related to the obligation to issue shares, increasing the value of the obligation to issue shares for the period.
•	A $1,067,735 increase in the gain (loss) on extinguishment of debt primarily due to reversal of an accrual for penalties upon the settlement of certain convertible notes and settlement through conversion of certain convertible notes.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2024, the Company experienced a net loss of $11,594,301 or $0.03 per share compared to a net loss of $1,418,229 or $0.00 in the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The summary of the Company’s cash flows for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023

Cash used in operating activities	$(548,829)	$(611,738)
Cash used in investing activities	–	(893)
Cash provided by financing activities	560,272	493,309
	$11,443	$(119,322)

As of March 31, 2024, the Company had $12,093 in cash as compared to $nil in the previous comparable period.

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2024 decreased by $62,910 compared to the prior year comparable period primarily due to cash management techniques employed to reduce the overall spend in the current quarter.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2024 decreased by $893 compared to the prior year comparable period due to a reduction in purchases of property, plant and equipment in the current quarter.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2024 increased by $66,963 compared to the prior year comparable period primarily due to an increase of $516,995 in proceeds from related party loans, offset by a decrease of $451,282 from repayment of convertible notes.

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

Subsequent Events

From March 31, 2024 through June 25, 2024, the Company issued 102,857,140 common shares to convertible lenders to retire approximately $72,000 in convertible debt.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2024.

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

Based on this evaluation, and evidenced by our late filing of the December 31, 2023 10-K, our CEO and CFO concluded that our disclosure controls and procedures were not effective as at December 31, 2023 at the reasonable assurance level.

We have implemented new procedures for the period ended March 31, 2024 to mitigate this ineffectiveness and will continue to monitor their effectiveness. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - Other than an emphasis on timely filing, there were no changes in our internal control over financial reporting during the period ended March 31, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, the Company issued 101,496,114 common shares pursuant to conversions of convertible debt to common stock. The Company also exchanged 10,000 shares of Preferred A Stock for 12,500,000 shares of common stock, and executed a cashless exercise of approximately 5,000,000 warrants for 4,895,849 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 25, 2024.

CannaPharmaRx, Inc.

By:	/s/ Dean Medwid
Dean Medwid,
Principal Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste, Principal Financial Officer

