Form 10-Q
period 2024-06-30
CANNAPHARMARX, INC.
filed 2024-08-14
CIK 1081938

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock issued and outstanding as of August 14, 2024, was 662,501,405 shares.

CANNAPHARMARX, INC.

June 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS

Current assets
Cash	$9,145	$650
Goods and services tax receivable	80,088	61,524
Accounts receivable	190,150	–
Inventory	1,241,816	1,133,668
Total current assets	1,521,199	1,195,842

Non-current assets
Property, plant and equipment, net	159,579	161,540
Right-of-use building, net	5,514,860	5,870,141
Investments	4,518,127	4,518,127
Total assets	$11,713,765	$11,745,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,651,952	$8,781,169
Accrued interest	1,143,932	523,680
Accrued legal settlement	190,000	190,000
Deferred revenue	432,893	–
Notes payable	3,551,177	3,333,925
Convertible notes - net of discount	1,148,114	1,520,858
Derivative liability	645,298	1,264,388
Loan payable - related party	3,216,704	2,155,484
Liability for right-of-use building, current portion	179,255	190,177
Obligation to issue shares	3,588,613	204,220
Total current liabilities	22,747,938	18,163,901

Non-current liability
Liability for right-of-use building	5,634,350	5,734,962
Total liabilities	$28,382,288	$23,898,863

STOCKHOLDERS’ DEFICIT
Preferred stock series A, $1.00 par value, 100,000 shares authorized, 74,416 and 84,416 issued and outstanding as at June 30, 2024 and December 31, 2023, respectively	$74,416	$84,416
Preferred stock series B, $1.00 par value, 3,000,000 shares authorized, 455,000 and 2,455,000 shares issued and outstanding as at June 30, 2024 and December 31, 2023, respectively	455,000	2,455,000
Preferred stock series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at June 30, 2024 and December 31, 2023	100,000	750,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 662,501,405 and 440,752,302 issued and outstanding as at June 30, 2024 and December 31, 2023, respectively	66,250	44,075
Treasury stock, $0.0001 par value 6,230,761 shares as at June 30, 2024 and December 31, 2023	623	597
Additional paid-in capital	80,122,590	75,826,669
Accumulated deficit	(97,631,722)	(91,278,353)
Accumulated other comprehensive income (loss)	144,320	(35,617)
Total stockholders’ deficit	(16,668,523)	(12,153,213)
Total liabilities and stockholders’ deficit	$11,713,765	$11,745,650

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$–	$–	$25,839	$–

Cost of goods sold	–	–	463,248	–

Gross loss	–	–	(437,409)	–

Operating expenses
Depreciation	64,237	73,955	87,278	147,354
General and administrative	(6,400)	271,254	202,149	520,953
Payroll and consulting fees	37,966	332,342	135,565	655,482
Professional fees	249,662	170,134	272,147	196,335
Rent	1,097	10	2,209	2,603
Stock-based compensation	–	45,244	–	90,489
Total operating expenses	346,562	892,939	699,348	1,613,216
Loss from operations	(346,562)	(892,939)	(1,136,757)	(1,613,216)

Other income (expenses)
Change in the fair value of derivative liability	8,655,422	(592,326)	619,090	(356,070)
Change in the fair value of obligation to issue shares	(673,514)	–	(3,384,393)	–
Interest expense	(733,718)	(355,295)	(1,310,141)	(814,640)
Loss on the extinguishment of debt	(1,368,000)	(39,024)	(690,712)	(429,471)
Loss on impairment of investment	–	–	–	(78,760)
Loss on impairment of inventory	(171,364)	–	(450,456)	–
Total other income (expenses)	5,708,826	(986,645)	(5,216,612)	(1,678,941)
Net income (loss)	5,362,264	(1,879,584)	(6,353,369)	(3,292,157)
Foreign currency translation adjustment	$58,605	$(163,244)	$179,937	$(168,900)
Net comprehensive income (loss)	5,420,869	(2,042,828)	(6,173,432)	(3,461,057)

Basic and diluted income (loss) per share of common stock	$0.01	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common stock outstanding	657,980,212	299,656,064	587,642,342	293,897,326

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2024	2023

Operating activities
Net loss	$(6,353,369)	(3,292,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of convertible note discount	–	162,392
Depreciation	87,278	11,930
Change in the fair value of derivative liability	(619,090)	356,070
Change in the fair value of obligation to issue shares	3,384,393	–
Interest expense	1,310,141	–
Loss on extinguishment of debt	690,712	429,471
Loss on impairment of investment	–	78,760
Loss on impairment of inventory	450,456	–
Stock-based compensation	–	90,489
Changes in operating assets and liabilities:
Cash overdraft	–	39,686
Goods and services tax receivable	(18,564)	(18,475)
Accounts receivable	(190,150)	–
Prepaid expenses	–	68,906
Inventory	(558,604)	–
Other assets	–	6,042
Accounts payable and accrued liabilities	505,057	436,509
Accrued expense related party	–	389,843
Accrued interest	(97,598)	146,624
Deferred revenue	432,893	–
Net cash used in operating activities	(976,445)	(1,093,910)

Investing activity
Purchases of property, plant and equipment	–	(74,700)
Net cash used in investing activity	–	(74,700)

Financing activities
Issuance of warrants	87,768	–
Proceeds from note payable	220,002	–
Proceeds from loan payable - related party	1,061,220	740,158
Proceeds from convertible notes	67,232	213,750
Repayment of convertible notes	(451,282)	–
Net cash provided by financing activities	984,940	953,908

Effects of exchange rates on cash	–	212,383
Net change in cash	8,495	(2,317)
Cash, beginning of period	650	2,317
Cash, end of period	$9,145	–

Supplemental disclosure of cash flow information:
Cash interest paid	$–	–

Supplemental disclosure of non-cash flow investing and financing activities:
Cancellation of preferred stock series B	$2,000,000	$–
Conversion of convertible loans into common stock	$16,436	$–
Conversion of preferred stock series A into common stock	$1,250	$–
Common stock issued to convert convertible notes and accrued interest into equity	$–	$571,040

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMAX, INC. CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred stock series A		Preferred stock series B		Preferred stock series C		Common stock
	Number		Number		Number		Number
	of shares	Value	of shares	Value	of shares	Value	of shares	Value
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	–	$–	274,124,622	$27,412
Conversion of preferred stock series B to common stock	–	–	(20,000)	(20,000)	–	–	20,000	2
Conversion of convertible notes to common stock	–	–	–	–	–	–	20,619,992	2,062
Stock based compensation related to warrant issuances	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Net loss	–	–	–	–		–	–	–
Balance, March 31, 2023	84,416	$84,416	2,455,000	$2,455,000	–	$–	294,764,614	$29,476
Conversion of convertible notes to common stock	–	–	–	–	–	–	6,097,561	610
Stock based compensation	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net loss	–	–	–	–		–	–	–
Balance, June 30, 2023	84,416	$84,416	2,455,000	$2,455,000	–	$–	300,862,175	$30,086

	Treasury stock		Additional		Accumulated other comprehensive	Total
	Number		paid-in	Accumulated	income	stockholders’
	of shares	Value	capital	deficit	(loss)	deficit
Balance, December 31, 2022	133,200	$(13)	$74,523,642	$(94,695,339)	$240,426	$(17,344,456)
Conversion of preferred stock series B to common stock	–	–	19,998	–	–	–
Conversion of convertible notes to common stock	–	–	504,953	–	–	507,015
Stock based compensation related to warrant issuances	–	–	45,245	–	–	45,245
Change in foreign currency translation	–	–	–	–	(5,656)	(5,656)
Net loss	–	–	–	(1,412,573)	–	(1,412,573)
Balance, March 31, 2023	133,200	$(13)	$75,093,838	$(96,107,912)	$234,770	$(18,210,425)
Conversion of convertible notes to common stock	–	–	63,415	–	–	64,025
Stock based compensation	–	–	45,244	–	–	45,244
Foreign currency translation adjustment	–	–	–	–	(163,244)	(163,244)
Net loss	–	–	–	(1,879,584)	–	(1,879,584)
Balance, June 30, 2023	133,200	$(13)	$75,202,497	$(97,987,496)	$71,526	$(20,143,984)

(continued)

	Preferred stock series A		Preferred stock series B		Preferred stock series C		Common stock
	Number		Number		Number		Number
	of shares	Value	of shares	Value	of shares	Value	of shares	Value
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$750,000	440,752,302	$44,075
Cashless issue of common stock	–	–	–	–	–	–	4,895,849	4,489
Conversion of preferred stock series A to common stock	(10,000)	(10,000)	–	–	–	–	12,500,000	1,250
Cancellation of preferred stock series B	–	–	(2,000,000)	(2,000,000)	–	–	–	–
Conversion of convertible notes to common stock	–	–	–	–	–	–	101,496,114	10,150
Issuance of warrants for convertible notes	–	–	–	–	–	–	–	–
Adjustment to issuance of preferred stock series C for LTB investment	–	–	–	–	–	(650,000)	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance, March 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	559,644,265	$59,964
Conversion of convertible notes to common stock							102,857,140	6,286
Adjustment of treasury stock to par value	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net income	–	–	–	–	–	–	–	–
Balance, June 30, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250

	Treasury stock		Additional		Accumulated other comprehensive	Total
	Number		paid-in	Accumulated	income	stockholders’
	of shares	Value	capital	deficit	(loss)	deficit
Balance, December 31, 2023	6,230,761	$597	$75,826,669	$(91,278,353)	$(35,617)	$(12,153,213)
Cashless issue of common stock	–	–	(4,489)	–	–	–
Conversion of preferred stock series A to common stock	–	–	8,750	–	–	–
Cancellation of preferred stock series B	–	–	2,000,000	–	–	–
Conversion of convertible notes to common stock	–	–	120,204	–	–	130,354
Issuance of warrants for convertible notes	–	–	87,768	–	–	87,768
Adjustment to issuance of preferred stock series C for LTB investment	–	–	650,000	–	–	–
Change in foreign currency translation	–	–	–	–	121,332	121,332
Net loss	–	–	–	(11,715,633)	–	(11,715,633)
Balance, March 31, 2024	6,230,761	$597	$78,688,902	$(102,993,986)	$85,715	$(23,529,392)
Conversion of convertible notes to common stock	–	–	1,433,714	–	–	1,440,000
Adjustment of treasury stock to par value	–	26	(26)	–	–	–
Foreign currency translation adjustment	–	–	–	–	58,605	58,605
Net income	–	–	–	5,362,264	–	5,362,264
Balance, June 30, 2024	6,230,761	$623	$80,122,590	$(97,631,722)	$144,320	$(16,668,523)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Cash

The Company considers all its cash in bank accounts and its highly liquid temporary cash investments with an original maturity of three months or less to be cash and cash equivalents. On June 30, 2024, the Company had cash of $9,145 (December 31, 2023 - $650).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income or loss

ASC 220 Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at June 30, 2024, and December 31, 2023, the Company determined that it had items that represented components of comprehensive income and therefore has included a statement of comprehensive income in the financial statements.

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

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative liabilities arose due to the issuance of variably priced convertible notes. For the six months ended June 30, 2024, the Company had derivative liabilities of $645,298 (December 31, 2023 - $1,264,388).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Step 5: Recognize revenue when the entity satisfies a performance obligation - The Company has shipped out the product and, therefore, satisfied the performance obligation. The risk of loss is passed to the customers at the point of shipment.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company has adopted ASC Topic 718 Compensation - Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the fair value of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of share purchase warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding as at June 30, 2024 or December 31, 2023.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at June 30, 2024, the Company had cash of $9,145 (December 31, 2023 - $650), a working capital deficiency totaling $21,226,739 (December 31, 2023 - $16,968,059), and an accumulated deficit of $97,631,722 (December 31, 2023 - $91,278,353).

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

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at June 30, 2024, and December 31, 2023 is as follows:

	2024	2023

Finished goods	$586,093	$472,361
Work in process	655,723	661,307
	$1,241,816	$1,133,668

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

During the three and six months ended June 30, 2024, the Company recorded a loss on inventory impairment of $171,364 (2023 - $nil) and $450,456 (2023 - $nil), respectively, related to inventory.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company’s property, plant and equipment as at June 30, 2024 is as follows:

	Gross carrying amount	Accumulated depreciation	Net book value
Computers, office and plant equipment	$221,666	$(62,087)	$159,579

A summary of the Company’s property, plant and equipment as at December 31, 2023 is as follows:

	Gross carrying amount	Accumulated depreciation	Net book value
Computers, office and plant equipment	$209,449	$(47,909)	$161,540

For the three and six months ended June 30, 2024, the Company recorded depreciation expense of $8,139 (2023 - $5,850) and $15,909 (2023 - $11,679) respectively, related to these fixed assets.

As at June 30, 2024, the Company capitalized a total of $87,367 (2023 - $nil) of depreciation expense to inventory (Note 5). For the three and six months ended June 30, 2024, this comprised $7,656 (2023 - $nil) and $14,934 (2023 - $nil), respectively, of the total depreciation expense associated with these fixed assets.

NOTE 5 - RIGHT-OF-USE BUILDING

A summary of the Company’s right-of-use building asset at June 30, 2024 and December 31, 2023 is as follows:

	2024	2023
Gross carrying amount	$6,254,630	$6,472,637
Accumulated depreciation	(739,770)	(602,496)
Net book value	$5,514,860	$5,870,141

For the three and six months ended June 30, 2024, the Company recorded depreciation expense on the right-of-use building of $78,807 (2023 - $80,301) and $158,736 (2023 - $160,024), respectively.

As at June 30, 2024, the Company capitalized a total of $87,367 (2023 - $nil) of depreciation expense to inventory (Note 4). For the three and six months ended June 30, 2024, this comprised $15,053 (2023 - $nil) and $72,433 (2023 - $nil), respectively, of the total depreciation expense associated with these fixed assets.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 6 - INVESTMENTS

On November 22, 2023, the Company closed a deal with LTB Management, LLC (“LTB”) whereby the Company obtained 100 Class B units of LTB in exchange for total consideration of $4,518,127, comprised of 27,224,962 warrants with a fair value of $162,129, each entitling the holder to purchase one share of common stock of the Company at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable (Note 8) to the sellers; 100,000 Class C preferred shares with a fair value of $750,000, each convertible into 1,250 common shares; and contingent consideration recorded as an obligation to issue shares with a fair value of $605,998.

Contingent consideration includes a quarterly true up of the sellers’ preferred share proportional ownership to 33% of the outstanding shares of the Company’s common stock, and an earn out whereby the sellers can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at June 30, 2024, the Company has an obligation to issue an additional 205,064 (December 31, 2023 - 96,104) Class C preferred shares to the sellers under the true up, valued at $3,588,613 (December 31, 2023 - $204,220).

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are initially recognized at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

A summary of the Company’s accounts payable and accrued liabilities as at June 30, 2024, and December 31, 2023 is as follows:

	2024	2023
Accounts payable and accrued expenses	$8,651,952	$8,781,169
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$8,841,952	$8,971,169

(a)	The Company has previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its common stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of this 10-Q Report.

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at June 30, 2024, and December 31, 2023 is as follows:

	2024	2023
Notes payable	$218,780	$–
CEBA loan	43,837	45,365
Promissory notes (secured investors)	288,560	288,560
Promissory notes (LTB Transaction)	3,000,000	3,000,000
	$3,551,177	$3,333,925

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Notes payable

On April 9, 2024, the Company entered into a note payable agreement (“Note A”) bearing interest at 12% per annum and maturing within 12 months from the date of issuance with a private individual in the amount of $100,000. During the three and six months ended June 30, 2024, the Company recorded $nil (2023 - $nil) and $2,630 (2023 - $nil), respectively, in interest expense on Note A.

On May 10, 2024 and May 31, 2024, the Company entered into notes payable agreements (“Note B” and “Note C”, respectively) bearing interest at 10% per annum and maturing within 12 months from the date of issuance with a second private individual in the amounts of $50,001 ($68,326 CAD) and $70,001 ($95,460 CAD), respectively. During the three and six months ended June 30, 2024, the Company recorded $nil (2023 - $nil) and $699 (2023 - $nil), respectively, in interest expense on Note B, and $nil (2023 - $nil) and $575 (2023 - $nil), respectively, in interest expense on Note C.

CEBA loan

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. The Company participated in this program and received $60,000 CAD. The loan was interest-free until January 18, 2024 at which time it was converted to a non-amortizing term loan with the full principal repayment due on December 31, 2026. As at June 30, 2024 and December 31, 2023 the Company’s CEBA Loan balance is $43,857 ($60,000 CAD) and $45,365 ($60,000 CAD), respectively. During the three and six months ended June 30, 2024, the Company recorded $437 (2023 - $nil) and $986 (2023 - $nil), respectively, in interest expense on the CEBA loan.

Promissory notes (secured investors)

During the year ended December 31, 2021, the Company entered into promissory note agreements with secured investors for non-interest-bearing notes maturing within 12 months with a total value of $238,560 ($300,000 CAD). These notes are secured by a general security agreement over all present and after acquired property, assets, and undertakings. As at June 30, 2024, and December 31, 2023, the notes are past due and owing in the amount of $288,560 ($300,000 CAD) and $288,560 ($300,000 CAD), respectively.

Promissory notes (LTB Transaction)

On November 22, 2023, the Company closed a deal with LTB Management, LLC (“LTB”) whereby the Company obtained 100 Class B units of LTB in exchange for consideration of 27,224,962 warrants, each entitling the holder to purchase one share of common stock of the Company at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the sellers; and 100,000 Class C preferred shares, each convertible into 1,250 common shares (Note 6). The promissory notes bear interest at 13% per annum and mature on November 22, 2024. During the three and six months ended June 30, 2024, the Company recorded $97,233 (2023 - $nil) and $194,466 (2023 - $nil), respectively on the LTB promissory notes.

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

A summary of the Company’s convertible notes is as follows:

Balance, net of note discount, December 31, 2022	$1,141,060
Proceeds received	439,501
Value of conversion of notes to 166,607,680 common shares	(222,096)
Note discount	162,393
Balance, net of note discount, December 31, 2023	1,520,858
Proceeds received	213,448
Value of conversion of notes to 204,353,254 common shares	(134,910)
Repayment	(451,282)
Balance, June 30, 2024	$1,148,114

During the three and six months ended June 30, 2024, the Company recorded a loss on conversion of $1,368,000 (2023 - $39,024) and $690,712 (2023 - $429,471), respectively, and interest expense of $35,028 (2023 - $48,347) and $57,947 (2023 - $74,310), respectively.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

A summary of the terms and conditions of the convertible notes outstanding which have a derivative component as at June 30, 2024 is as follows:

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

As at June 30, 2024, the Company had $289,915 (December 31, 2023 - $348,577) in accrued interest on these notes, recorded in accounts payable and accrued liabilities.

As at the date of this 10-Q Report, all convertible notes were past their maturity date. Additionally, as a result of the late filing of previous Reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one time the face value of all convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452, which has been recorded in accounts payable and accrued liabilities. As at June 30, 2024, the accrued liability for penalties was reduced to $735,002 due to the settlement of certain convertible notes.

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

A summary of Company’s derivative liabilities as at June 30, 2024 is as follows:

Balance, derivative liability, December 31, 2023	$1,264,388
Changes in fair value of derivative liability	(619,090)
Balance, June 30, 2024	$645,298

As at June 30, 2024 the Company had derivative liabilities of $645,298 (December 31, 2023 - $1,264,388).

A summary of the Company’s weighted average inputs used in the Black-Scholes option pricing model for derivative liabilities valuation as at June 30, 2024 is as follows:

2024
Stock price	$0.011
Exercise price	$0.008
Risk-free interest rate	4.00%
Expected volatility	297.90%
Expected life	1.00 years
Expected annual dividend yield	0.00%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility of its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected annual dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 10 - RELATED PARTY TRANSACTIONS

A summary of the Company’s related party liabilities as at June 30, 2024, and December 31, 2023 is as follows:

	2024	2023
Loan payable - related party	$3,216,704	$2,155,484
Liability for right-of-use building, current portion	179,255	190,177
Liability for right-of-use building	5,634,350	5,734,962
Total loan payable, related parties	$9,030,309	$8,080,623

The loan payable - related party is comprised of a $13,459 interest-free loan from the Company's former CEO; a $914,090 promissory note from a shareholder of the Company who is the principal of Koze Investments, LLC (“Koze”); and a $2,289,155 promissory note from a shareholder of the Company who is the principal of Koze whereby on May 25, 2023, Koze agreed to advance up to $2,000,000 to the Company in funding to pay for certain documented Company expenses. The promissory notes with Koze bear interest at 24% compounded monthly. As at June 30, 2024, the accrued interest on the promissory notes amounted to $346,654.

Effective January 1, 2022, the Company entered into a lease agreement with Formosa Mountain Ltd., whose principal shareholder is also the principal shareholder of Koze, to lease a cannabis production facility in Cremona, Alberta, Canada. The facility is a 55,000 square foot, 6,000 kg per year plant, built in 2015. The lease payments are $82,500 CAD per month increasing by 5% each year. The lease has a 20-year term. As at June 30, 2024, and December 31, 2023, the Company was in arrears by $1,947,206 ($2,575,374 CAD) and $1,534,478 ($2,029,500 CAD), respectively, on its monthly lease payment. The amount in arrears is included in accounts payable and accrued liabilities (Note 7).

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director. During the three and six months ended June 30, 2024, the Company incurred rent expense in total of $1,097 (2023 - $10) and $2,209 (2023 - $2,603), respectively.

NOTE 11 - LIABILITY FOR RIGHT-OF-USE BUILDING

A summary of supplementary information of the Company’s operating lease liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest expense	$244,426	$240,953	$490,475	478,230
Depreciation	$78,807	$80,301	$158,736	160,024
Finance lease-related expenses included in accounts payable and accrued liabilities	$199,413	$196,280	$398,827	392,560

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

During the three months ended March 31, 2024, 10,000 shares of Series A Stock were converted into common stock. There were no conversions during the year ended December 31, 2023. As at June 30, 2024 and December 31, 2023, 74,416 and 84,416 shares, respectively, of Series A Stock were issued and outstanding.

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

During the three months ended March 31, 2024, the Company cancelled 2,000,000 shares of Series B Preferred Stock originally issued during the year ended December 31, 2022 as a deposit on the acquisition of LTB. During the six months ended June 30, 2023, 20,000 Series B Stock was converted into common stock at $0.0001 per common share.

As at June 30, 2024, 455,000 (December 31, 2023 - 2,455,000) shares of Series B Stock and Common Warrants were issued and outstanding.

Series C preferred stock

In March 2023, the Company issued 100,000 shares of its Series C preferred stock (“Series C Stock”) in connection with the investment in LTB (Note 6). The shares of Series C Stock are each convertible into 1,250 shares of the Company’s common stock.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

As at June 30, 2024 and December 31, 2023, 100,000 shares of Series C Stock were issued and outstanding.

Common stock

The Company is authorized to issue 5,000,000,000 shares of common stock at a par value $0.0001 per share. As at June 30, 2024, 662,501,405 (December 31, 2023 - 440,752,302) shares of common stock were issued and outstanding.

Stock purchase warrants

A summary of the Company’s stock purchase warrant activity is as follow:

		Number of stock purchase warrants	Weighted average exercise price

Stock purchase warrants outstanding December 31, 2022	#	1,497,778	$0.79
Stock purchase warrants issued		27,224,962	0.02
Stock purchase warrants outstanding December 31, 2023	#	28,722,740	$0.06
Stock purchase warrants granted		17,222,200	0.01
Stock purchase warrants redeemed		(5,000,000)	(0.03)
Stock purchase warrants outstanding June 30, 2024	#	40,944,940	$0.05

A summary of the Company’s number of stock purchase warrants outstanding and exercisable for period ended June 30, 2024 is as follows:

		Number of stock purchase warrants	Weighted average exercise price	Weighted average remaining life (Years)
July 2, 2024	#	1,020,000	$1.02	0.01
May 10, 2026	#	477,778	$0.30	1.86
February 15, 2028	#	12,222,200	$0.01	3.63
November 22, 2028	#	27,224,962	$0.02	4.40

During the six months ended June 30, 2024, 17,222,200 stock purchase warrants were issued. During the year ended December 31, 2023, 27,224,962 stock purchase warrants, each entitling the holder to purchase one common stock of the Company at $0.02 per share, with a termination date of November 22, 2028, were issued in respect of the LTB transaction (Note 3) and 17,222,200 stock purchase warrants, each entitling the holder to purchase one common stock of the Company at $0.01 per share, with a termination date of February 15, 2028.

During the year ended December 31, 2023, the Company corrected an error in the accounting treatment associated with the stock purchase warrants that were issued during the year ended December 31, 2019 as origination fees associated with a promissory note and loan granted during that year. The value of the stock purchase warrants should have been expensed upon issuance. The correction of the error resulted in a $271,470 increase to additional paid-in capital and an equivalent decrease to opening accumulated deficit for the year ended December 31, 2023.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 13 - INCOME TAX

As at December 31, 2023, the Company had approximately $93,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any IRC Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As at December 31, 2023, the Company had approximately $900,000 of Canadian non-capital losses which begin to expire in 2037. As at June 30, 2024 and 2023, the Company has no unrecognized income tax benefits.

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

NOTE 14 - GENERAL AND ADMINISTRATIVE

A summary of the Company’s general and administrative expenses for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Advertising and promotion	$–	$–	$1,461	10,000
Insurance	–	(31,221)	25,562	–
Interest and bank charges	238	2,635	661	5,039
Office and administrative	(19,065)	6,862	72,969	64,341
Plant supplies	–	222,930	26,340	358,026
Repairs and maintenance	5,701	23,508	30,565	32,588
Taxes	–	45,646	–	45,646
Exchange gain or loss	102	–	102	–
Transfer agent fees	3,211	894	4,411	5,313
Utilities	3,413	–	40,078	–
	$(6,400)	$271,254	$202,149	520,953

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director.

NOTE 16 - SUBSEQUENT EVENT

Management has performed an evaluation of subsequent events from June 30, 2024 through to the date of issuance of these financial statements and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

During the three and six months ended June 30, 2024 the Company had $nil (2023 - $nil) and $25,839 (2023 - $nil) of revenues from operations. Loss from operations for the three and six months ended June 30, 2024 was $346,562 (2023 - $892,939) and $1,136,757 (2023 - $1,613,216). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In support of these goals:

•	On February 21, 2023, the Company entered into a supply agreement with Y.S.A. Holdings Ltd (“Y.S.A.”), an Israeli corporation, whereby the Company will supply 450kg of cannabis biomass in the form of dried flowers and dried trim per annum to Y.S.A over a two-year period. No biomass has been delivered to Y.S.A as at the date of this Report.
•	On February 16, 2024, the Company announced that we finalized a strategic supply agreement with Cantek Holdings, an Israeli corporation, whereby the Company will supply 1,000kgs of product annually.
•	On February 23, 2024, the Company announced that we successfully obtained our Israel Medical Cannabis (“IMC”) Good Agricultural Practices (“GAP”) and Good Agricultural and Collection Practices (“GACP”) certifications. The IMC-GAP and IMC-GACP certifications are the standard for cannabis certification in Israel and are required for CPRX to sell cannabis in Israel, a world leader in the medical cannabis industry.
•	On March 5, 2024, the Company announced that we finalized a supply agreement with ICAN Green S.A. de C.V. (“ICAN”), a division of ICAN Investing Group LLC to supply product for distribution in the Latin Americas with a primary focus on Mexico and Panama. The agreement is subject to certain minimum required annual levels of purchases by ICAN.
•	On March 11, 2024, the Company shipped its first product to a Canadian LP for distribution within Canada.
•	On March 12, 2024, the Company announced completion of its first five grows and harvests are ready for sale, with testing of the new grows underway with an independent certified laboratory to confirm that the products meet standards for distribution throughout Canada and internationally.
•	On April 2, 2024, the Company announced repayment of its convertible notes with 1800 Diagonal Lending, LLC and Janbella Group, LLC with cash generated from debt financing with a private lender.

Recent Funding

During the six months ended June 30, 2024, the Company:

•	issued $213,488 in new convertible debentures to accredited investors with immediate maturity and interest rates of 10%, and converted $62,910 of the outstanding convertible notes into Common Shares;
•	entered into a $100,000 note payable agreement with a private individual bearing interest at 12% per annum and maturing April 9, 2025; and
•	entered into two additional notes payable agreements for $50,001 ($68,326 CAD) and $70,001 ($95,460 CAD), respectively, with a second private individual, each bearing interest at 10% per annum, the $50,001 note payable maturing on May 10, 2024 and the $70,001 note payable on May 31, 2024.

During the year ended December 31, 2023, the Company issued $213,750 in new convertible debentures to accredited investors with 12-month terms to maturity and interest rates between 10% and 12%, and converted $222,096 of the outstanding convertible notes into Common Shares.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three and six months ended June 30, 2024, the Company reported $nil (2023 - $nil) and $25,839 (2023 - $nil), respectively, in revenue.

The Company’s deficit of $97,631,722 as at June 30, 2024 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

The Company has commenced actively marketing products approved by Health Canada.

During the three months ended June 30, 2024 and 2023, the Company’s financial results are as follows:

Revenue

During the three months ended June 30, 2024 and 2023, the Company reported revenue of $nil. The Company received orders of product during the three months ended June 30, 2024, but did not recognize revenue due to shipping of product occurring subsequent to period end. Product sales commenced during 2024 and therefore the Company reported no revenue in the prior year comparable quarter.

Cost of Goods Sold

During the three months ended June 30, 2024 and 2023, the Company reported cost of goods sold of $nil. The Company received orders of product during the three months ended June 30, 2024, but did not recognize cost of sales due to shipping of product occurring subsequent to period end. Product sales commenced during 2024 and therefore the Company reported no cost of sales in the prior year comparable quarter.

Gross Loss

During the three months ended June 30, 2024 and 2023, the Company reported a gross loss of $nil.

Operating Expenses

The summary of the Company’s operating expenses for the three months ended June 30, 2024 and 2023 is as follows:

	2024	2023

Amortization and depreciation	$64,237	$73,955
General and administrative	(6,400)	271,254
Payroll and consulting fees	37,966	332,342
Professional fees	249,662	170,134
Rent	1,097	10
Stock based compensation	–	45,244
	$346,562	$892,939

During the three months ended June 30, 2024 and 2023, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the three months ended June 30, 2024 were $346,562 compared to operating expenses of $892,939 in the prior year comparable period, a decrease of $546,377. The decrease is primarily attributable the following:

•	A $9,718 decrease to amortization and depreciation primarily due to allocation of the majority of the expense to inventory during the current period and an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.
•	A $277,654 decrease to general and administrative expenses due primarily to an overall decrease in discretionary and extraneous spending, and to allocation of a portion of the expenses to inventory.
•	A $294,376 reduction in payroll and consulting fees due primarily to a change in management resulting in a reduction in payroll accruals for officers, and to allocation of a portion of the expenses to inventory.
•	A $79,528 increase in professional fees due primarily to transition of accounting and assurance services to new providers resulting in initial cost increases.

Other income (expense)

The summary of the Company’s other income (expense) for the three months ended June 30, 2024 and 2023 is as follows:

	2024	2023

Change in the fair value of derivative liability	$8,655,422	$(592,326)
Change in the fair value of obligation to issue shares	(673,514)	–
Interest expense	(733,718)	(355,295)
Loss on extinguishment of debt	(1,368,000)	(39,024)
Loss on impairment of inventory	(171,364)	–
	$5,708,826	$(986,645)

Other income (expense) was $5,708,826 for the three months ended June 30, 2024 compared to $986,645 in the prior year comparable period, resulting in an increase of expenses of $6,695,471. The increase is primarily attributable the following:

•	A $9,247,748 increase in change of fair value of derivative liability primarily due to the increase of the Company’s share price which resulted in a change in the stock price input and volatility input used in the Black Scholes option pricing model, which resulted in a substantial increase in fair value at period end.
•	A $673,514 decrease in change in the fair value of obligation to issue shares primarily due to the increase of the Company’s share price which resulted in a change in inputs into the valuation model related to the obligation to issue shares, increasing the fair value at period end.
•	A $378,423 increase in interest expense primarily due to additional debt taken on by the Company at a 24% rate of interest in order to continue operations.
•	A $1,328,976 increase in the loss on extinguishment of debt primarily due to a reversal of an accrual for penalties upon the settlement of certain convertible notes and settlement through conversion of certain convertible notes.
•	A $171,364 increase in loss on impairment of inventory primarily due to lower net realizable value attributed to early batches of product as a result of suboptimal THC levels.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2024, the Company recorded a net income of $5,362,264 or $0.01 per share compared to a net loss of $1,879,584 or $0.01 in the prior year comparable period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

The Company has commenced actively marketing products approved by Health Canada.

During the six months ended June 30, 2024 and 2023, the Company’s financial results are as follows:

Revenue

During the six months ended June 30, 2024 and 2023, the Company reported revenue of $25,839 and $nil, respectively, due to the commencement of product sales during the current quarter. The Company received additional orders of product during the six months ended June 30, 2024, but did not recognize revenue due to shipping of product occurring subsequent to period end.

Cost of Goods Sold

During the six months ended June 30, 2024 and 2023, the Company reported cost of goods sold of $463,248 and $nil, respectively, due to the commencement of product sales during the current quarter. The Company received additional orders of product during the six months ended June 30, 2024, but did not recognize cost of sales due to shipping of product occurring subsequent to period end.

Gross Loss

During the six months ended June 30, 2024 and 2023, the Company reported a gross loss of $437,409 and $nil, respectively.

Operating Expenses

The summary of the Company’s operating expenses for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023

Amortization and depreciation	$87,278	$147,354
General and administrative	202,149	520,953
Payroll and consulting fees	135,565	655,482
Professional fees	272,147	196,335
Rent	2,209	2,603
Stock based compensation	–	90,489
	$699,348	$1,613,216

During the six months ended June 30, 2024 and 2023, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the six months ended June 30, 2024 were $699,348 compared to operating expenses of $1,613,216 in the prior year comparable period, a decrease of $913,868. The decrease is primarily attributable the following:

•	A $60,076 decrease to amortization and depreciation primarily due to allocation of the majority of the expense to inventory during the current period and to an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.
•	A $318,804 decrease to general and administrative expenses primarily due to a reduction in advertising and promotion expenditures, to an overall decrease in discretionary and extraneous spending, and to allocation of a portion of the expenses to inventory.
•	A $519,917 reduction in payroll and consulting fees primarily due to a change in management resulting in a reduction in payroll accruals for officers, and to the allocation of a portion of the expenses to inventory.
•	A $75,812 increase in professional fees due primarily to transition of accounting and assurance services to new providers resulting in initial cost increases, particularly related to the annual audit of the Company and the Q1 2024 review engagement.

Other income (expense)

The summary of the Company’s other income (expense) for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023

Change in the fair value of derivative liability	$619,090	$(356,070)
Change in the fair value of obligation to issue shares	(3,384,393)	–
Interest expense	(1,310,141)	(814,640)
Loss on extinguishment of debt	(690,712)	(429,471)
Loss on impairment of inventory	(450,456)	–
Loss on impairment of investment	–	(78,760)
	$(5,216,612)	$(1,678,941)

Other income (expense) was $5,216,612 for the six months ended June 30, 2024 compared to $1,678,941 in the prior year comparable period, resulting in an increase in next expense of $3,537,671. The increase is primarily attributable the following:

•	A $975,160 increase in change of fair value of derivative liability primarily due to the increase of the Company’s share price which resulted in a change in the stock price input and volatility input used in the Black Scholes option pricing model, which resulted in a substantial increase in fair value at period end.
•	A $3,384,393 increase in change in the fair value of obligation to issue shares primarily due to the increase of the Company’s share price which resulted in a change in inputs into the valuation model related to the obligation to issue shares, increasing the fair value at period end.
•	A $495,501 increase in interest expense primarily due to additional debt taken on by the Company at a 24% rate of interest in order to continue operations.
•	A $261,241 increase in the loss on extinguishment of debt primarily due to reversal of an accrual for penalties upon the settlement of certain convertible notes and settlement through conversion of certain convertible notes.
•	A $450,456 increase in loss of impairment of inventory primarily due to lower net realizable value attributed to early batches of product as a result of suboptimal THC levels.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2024, the Company recorded a net loss of $6,353,369 or $0.01 per share compared to a net loss of $3,292,157 or $0.01 in the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The summary of the Company’s cash flows for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023

Cash used in operating activities	$(976,445)	$(1,093,910)
Cash used in investing activities	–	(74,700)
Cash provided by financing activities	984,940	953,908
	$8,495	$(214,702)

As of June 30, 2024, the Company had $9,145 in cash as compared to $650 in the previous comparable period.

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2024 decreased by $117,465 compared to the prior year comparable period primarily due to cash management techniques employed to reduce the overall spend in the current quarter.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2024 decreased by $74,700 compared to the prior year comparable period due to a reduction in purchases of property, plant and equipment in the current quarter.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2024 increased by $31,032 compared to the prior year comparable period primarily due to $451,282 from repayment of convertible notes, partially offset by an increase of $321,062 in proceeds from related party loans and an increase in proceeds from notes receivable of $220,002.

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

Subsequent Event

Management has performed an evaluation of subsequent events from June 30, 2024 through to the date of issuance of these financial statements and has determined that it does not have any material subsequent events to disclose in these financial statements.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2024.

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

We have implemented new procedures for the period ended June 30, 2024 to mitigate this ineffectiveness and will continue to monitor their effectiveness. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - Other than an emphasis on timely filing, there were no changes in our internal control over financial reporting during the period ended June 30, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2021, Bristol Capital Investors, LLC (BCI) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRX Inc. and Does 1 - 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CPRX breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with Bristol Capital Investors, LLC (BCI) to purchase BCI’s interest in Ramon Road Production Campus, LLC (RRPC), a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. CPRX intends to vigorously defend against BCI’s lawsuit, going forward. The parties conducted a court-ordered mediation, and the parties are engaging in on-going discussions.

We are not a party to any other legal proceeding or aware of any other threatened action as at the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, the Company issued 204,353,254   common shares pursuant to conversions of convertible debt to common stock. The Company also exchanged 10,000 shares of Preferred A Stock for 12,500,000 shares of common stock, and executed a cashless exercise of approximately 5,000,000 warrants for 4,895,849 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

During the six and six months ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2024.

CannaPharmaRx, Inc.

By:	/s/ Dean Medwid
Dean Medwid,
Principal Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste, Principal Financial Officer

