Form 10-Q
period 2024-09-30
CANNAPHARMARX, INC.
filed 2024-11-14
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-27055

CANNAPHARMARX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

Suite 3600

888 - 3rd Street SW

Calgary, Alberta, Canada d

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

The number of shares of the registrant’s common stock issued and outstanding as of November 14, 2024, was 662,501,405 shares.

CANNAPHARMARX, INC. September 30, 2024 TABLE OF CONTENTS

CANNAPHARMAX, INC. CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023

ASSETS

Current assets
Cash	$6,999	$650
Goods and services tax receivable	87,518	61,524
Accounts receivable	183,082	-
Inventory	1,219,830	1,133,668
Total current assets	1,497,429	1,195,842

Non-current assets
Property, plant and equipment, net	154,043	161,540
Right-of-use building, net	5,511,784	5,870,141
Investments	4,518,127	4,518,127
Total assets	$11,681,383	$11,745,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,952,717	$8,781,169
Accrued interest	1,529,789	523,680
Accrued legal settlement	190,000	190,000
Deferred revenue	278,036	-
Notes payable	6,845,740	3,333,925
Convertible notes - net of discount	1,148,114	1,520,858
Derivative conversion feature	651,514	1,264,388
Loans payable - related party	463,642	2,155,484
Liability for right-of-use building, current portion	179,314	190,177
Obligation to issue shares	2,264,286	204,220
Total current liabilities	22,503,152	18,163,901

Non-current liability
Liability for right-of-use building	5,762,775	5,734,962
Total liabilities	$28,265,927	$23,898,863

STOCKHOLDERS’ DEFICIT
Preferred stock series A, $1.00 par value, 100,000 shares authorized, 74,416 and 84,416 issued and outstanding as at September 30, 2024 and December 31, 2023, respectively	$74,416	$84,416
Preferred stock series B, $1.00 par value, 3,000,000 shares authorized, 455,000 and 2,455,000 shares issued and outstanding as at September 30, 2024 and December 31, 2023, respectively	455,000	2,455,000
Preferred stock series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at September 30, 2024 and December 31, 2023	100,000	750,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 662,501,405 and 440,752,302 issued and outstanding as at September 30, 2024 and December 31, 2023, respectively	66,250	44,075
Treasury stock, $0.0001 par value 6,230,761 shares as at September 30, 2024 and December 31, 2023	623	597
Additional paid-in capital	80,122,590	75,826,669
Accumulated deficit	(97,443,301)	(91,278,353)
Accumulated other comprehensive income (loss)	39,878	(35,617)
Total stockholders’ deficit	(16,584,544)	(12,153,213)
Total liabilities and stockholders’ deficit	$11,681,383	$11,745,650

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMAX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$312,164	$-	$338,003	$-

Cost of goods sold	668,322	-	1,582,026	-

Gross loss	(356,158)	-	(1,244,023)	-

Operating expenses
Depreciation	-	76,550	87,278	223,904
General and administrative	51,225	336,620	253,374	857,573
Payroll and consulting fees	25,389	164,292	160,954	819,774
Professional fees	64,075	44,778	336,222	241,113
Rent	1,099	12	3,308	2,615
Stock-based compensation	-	45,245	-	135,734
Total operating expenses	141,788	667,497	841,136	2,280,713
Loss from operations	(497,946)	(667,497)	(2,085,159)	(2,280,713)

Other income (expenses)
Change in the fair value of derivative conversion feature	(6,216)	457,991	612,874	101,921
Change in the fair value of obligation to issue shares	1,324,327	-	(2,060,066)	-
Interest expense	(631,744)	(354,862)	(1,941,885)	(1,169,502)
Loss on the extinguishment of debt	-	-	(690,712)	(429,471)
Loss on impairment of investment	-	-	-	(78,760)
Total other income (expenses)	686,367	103,129	(4,079,789)	(1,575,812)
Net income (loss)	188,421	(564,368)	(6,164,948)	(3,856,525)
Foreign currency translation adjustment	$(104,442)	$33,132	$75,495	$(135,768)
Net comprehensive income (loss)	83,979	(531,236)	(6,089,453)	(3,992,293)

Basic and diluted income (loss) per share of common stock	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common stock outstanding	662,501,405	295,096,003	612,777,502	292,670,792

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMAX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2024	2023

Operating activities
Net loss	$(6,164,948)	(3,856,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87,278	223,904
Change in the fair value of derivative conversion feature	(612,874)	(101,921)
Change in the fair value of obligation to issue shares	2,060,066	-
Interest expense	1,941,885	1,169,502
Loss on extinguishment of debt	690,712	429,471
Loss on impairment of investment	-	78,760
Loss on impairment of inventory included in cost of goods sold	529,634	-
Stock-based compensation	-	135,734
Changes in operating assets and liabilities:
Cash overdraft	-	245
Goods and services tax receivable	(25,994)	(31,067)
Accounts receivable	(183,082)	-
Prepaid expenses	-	68,539
Inventory	(615,796)	-
Other assets	-	5,907
Accounts payable and accrued liabilities	695,859	765,295
Accrued interest	(198,118)	142,124
Deferred revenue	278,036	-
Net cash used in operating activities	(1,517,342)	(970,032)

Investing activity
Purchases of property, plant and equipment	-	(78,880)
Net cash used in investing activity	-	(78,880)

Financing activities
Issuance of warrants	87,768	-
Proceeds from notes payable	1,819,973	-
Proceeds from loans payable - related party	-	1,412,227
Proceeds from convertible notes	67,232	213,750
Repayment of convertible notes	(451,282)	-
Lease payments	-	(579,382)
Net cash provided by financing activities	1,523,691	1,046,595

Effects of exchange rates on cash	-	-
Net change in cash	6,349	(2,317)
Cash, beginning of period	650	2,317
Cash, end of period	$6,999	-

Supplemental disclosure of cash flow information:
Cash interest paid	$-	-

Supplemental disclosure of non-cash flow investing and financing activities:
Cancellation of preferred stock series B	$2,000,000	$-
Conversion of convertible loans into common stock	$16,436	$-
Conversion of preferred stock series A into common stock	$1,250	$-
Common stock issued to convert convertible notes and accrued interest into equity	$-	$138,881

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMAX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred stock series A		Preferred stock series B		Preferred stock series C		Common stock		Treasury stock				Accumulated other
	Number		Number		Number		Number		Number		Additional		comprehensive	Total
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	paid-in capital	Accumulated deficit	income (loss)	stockholders' deficit
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	-	$-	274,124,622	$27,412	133,200	$(13)	$74,523,642	$(94,695,339)	$240,426	$(17,344,456)
Conversion of preferred stock series B to common stock	-	-	(20,000)	(20,000)	-	-	20,000	2	-	-	19,998	-	-	-
Conversion of convertible notes to common stock	-	-	-	-	-	-	20,619,992	2,062	-	-	504,953	-	-	507,015
Stock based compensation related to warrant issuances	-	-	-	-	-	-	-	-	-	-	45,245	-	-	45,245
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(5,656)	(5,656)
Net loss	-	-	-	-		-	-	-	-	-	-	(1,412,573)	-	(1,412,573)
Balance, March 31, 2023	84,416	$84,416	2,455,000	$2,455,000	-	$-	294,764,614	$29,476	133,200	$(13)	$75,093,838	$(96,107,912)	$234,770	$(18,210,425)
Conversion of convertible notes to common stock	-	-	-	-	-	-	6,097,561	610	-	-	63,415	-	-	64,025
Stock based compensation	-	-	-	-	-	-	-	-	-	-	45,244	-	-	45,244
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(163,244)	(163,244)
Net loss	-	-	-	-		-	-	-	-	-	-	(1,879,584)	-	(1,879,584)
Balance, June 30, 2023	84,416	$84,416	2,455,000	$2,455,000	-	$-	300,862,175	$30,086	133,200	$(13)	$75,202,497	$(97,987,496)	$71,526	$(20,143,984)
Common stock returned to treasury	-	-	-	-	-	-	(6,097,561)	(610)	6,097,561	610	-	-	-	-
Stock based compensation related to warrant issuances	-	-	-	-	-	-	-	-	-	-	45,245	-	-	45,245
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	33,132	33,132
Net loss	-	-	-	-		-	-	-	-	-	-	(564,368)	-	(564,368)
Balance, September 30, 2023	84,416	$84,416	2,455,000	$2,455,000	-	$-	294,764,614	29,476	6,230,761	$597	$75,247,742	$(98,551,864)	$104,658	$(20,629,975)

CANNAPHARMAX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred stock		Preferred stock series B		Preferred stock series C		Common stock		Treasury stock				Accumulated other
	Number		Number		Number		Number		Number		Additional		comprehensive	Total
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	paid-in capital	Accumulated deficit	income (loss)	stockholders' deficit
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$750,000	440,752,302	$44,075	6,230,761	$597	$75,826,669	$(91,278,353)	$(35,617)	$(12,153,213)
Exercise of warrants on cashless basis	-	-	-	-	-	-	4,895,849	4,489	-	-	(4,489)	-	-	-
Conversion of preferred stock series A to common stock	(10,000)	(10,000)	-	-	-	-	12,500,000	1,250	-	-	8,750	-	-	-
Cancellation of preferred stock series B	-	-	(2,000,000)	(2,000,000)	-	-	-	-	-	-	2,000,000	-	-	-
Conversion of convertible notes to common stock	-	-	-	-	-	-	101,496,114	10,150	-	-	120,204	-	-	130,354
Issuance of warrants in convertible notes	-	-	-	-	-	-	-	-	-	-	87,768	-	-	87,768
Adjustment to issuance of preferred stock series C for LTB investment	-	-	-	-	-	(650,000)	-	-	-	-	650,000	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	121,332	121,332
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,715,633)	-	(11,715,633)
Balance, March 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	559,644,265	$59,964	6,230,761	$597	$78,688,902	$(102,993,986)	$85,715	$(23,529,392)
Conversion of convertible notes to common stock	-	-	-	-	-	-	102,857,140	6,286	-	-	1,433,714	-	-	1,440,000
Adjustment of treasury stock to par value	-	-	-	-	-	-	-	-	-	26	(26)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	58,605	58,605
Net income	-	-	-	-	-	-	-	-	-	-	-	5,362,264	-	5,362,264
Balance, June 30, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(97,631,722)	$144,320	$(16,668,523)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(104,442)	(104,442)
Net income	-	-	-	-	-	-	-	-	-	-	-	188,421	-	188,421
Balance September 30, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(97,443,301)	$39,878	$(16,584,544)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Preliminary discussions with export partners would set conditional per gram pricing for optimal product at approximately $3.30 Canadian dollars (“CAD”) per gram. This price would be based on achieving satisfactory test results associated to tetrahydrocannabinol (“THC”) and cannabidiol (“CBD”) content of the dried flower.

Basis of presentation

The accompanying condensed interim consolidated financial statements (the “financial statements”) have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification, the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Cash

The Company considers all its cash in bank accounts and its highly liquid temporary cash investments with an original maturity of three months or less to be cash and cash equivalents. On September 30, 2024, the Company had cash of $6,999 (December 31, 2023 - $650).

Comprehensive income or loss

ASC 220 Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at September 30, 2024, and December 31, 2023, the Company’s financial statements include the translation of foreign operations to the presentation currency giving rise to foreign currency translation differences. The statement of comprehensive income includes the effects of translation of the Company’s foreign operations.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. Net realizable value is calculated as the estimated selling price in the ordinary course of business, less any estimated costs to complete and sell the goods. Costs are capitalized to inventory, until substantially ready for sale. Costs include direct and indirect labor, raw materials, consumables, packaging supplies, utilities, facility costs, quality and testing costs, production related depreciation, and other overhead costs.If costs of inventory exceed its net realizable value, the difference is recorded as a net realizable value adjustment and included within cost of goods sold.

Leases

At the inception of a lease, the Company determines if the lease will be classified as an operating lease or a finance lease. If the lease transfers ownership by the end of the term, contains a purchase option that is reasonably certain to be exercised, is for a term representing the major part of the underlying asset’s useful life, or if the present value of lease payments represents substantially all of the fair value of the underlying asset, then the lease is classified as a finance lease. Otherwise, the lease is classified as an operating lease. This classification of operating or finance lease determines the presentation of corresponding expenses over the lifetime of the lease.

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

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative liabilities arose due to the issuance of variably priced convertible notes. For the nine months ended September 30, 2024, the Company had derivative liabilities of $651,514 (December 31, 2023 - $1,264,388).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract - The performance obligation is the delivery of products in accordance with the terms of the contract.

Step 3: Determine the transaction price - The transaction price is the amount agreed upon for the sale of goods and represents the amount invoiced to the customer.

Step 4: Allocate the transaction price to performance obligations - Transaction price is allocated to performance obligations on the same basis as invoice itemization.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Sales tax

The Canadian Goods and Services Tax (“GST”) is a 5% tax applied to taxable goods and services. GST is a consumption tax paid by the consumer at the point of sale. The vendor or seller collects the tax proceeds from consumers by adding the GST rate to the cost of goods and services; they then remit the total collected tax, less input tax credits for GST paid to vendors, to the government periodically.

The GST is in effect Canada-wide, although is sometimes combined with a Provincial Sales Tax and referred to as a Harmonized Sales Tax. The GST is collected by the Canada Revenue Agency, which remits the appropriate amounts to the participating provinces.

Stock-based compensation

The Company has adopted ASC Topic 718 Compensation—Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the fair value of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of share purchase warrants issued as a form of compensation or payment was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding as at September 30, 2024 or December 31, 2023.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Financial instruments

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involve uncertainties and could not be determined with exact precision. The fair value of the Company’s financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and related party loans, each approximate their carrying value due either to their short length to maturity or interest rates that approximate prevailing market rates.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at September 30, 2024, the Company had cash of $6,999 (December 31, 2023 - $650), a working capital deficiency totaling $21,005,723 (December 31, 2023 - $16,968,059), and an accumulated deficit of $97,443,301 (December 31, 2023 - $91,278,353).

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

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at September 30, 2024, and December 31, 2023 is as follows:

	2024	2023

Finished goods	$460,966	$472,361
Work in process	758,864	661,307
	$1,219,830	$1,133,668

During the three and nine months ended September 30, 2024, the Company recorded a provision in cost of goods sold of $79,178 (2023 - $nil) and $529,634 (2023 - $nil), respectively, to record inventory at net realizable value.

During the three and nine months ended September 30, 2024, depreciation expense allocated to inventory was $86,729 (2023 - $nil) and $174,096 (2023 - $nil).

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company’s property, plant and equipment as at September 30, 2024 is as follows:

	Cost	Accumulated depreciation	Net book value
Computers, office and plant equipment	$224,753	$(70,710)	$154,043

A summary of the Company’s property, plant and equipment as at December 31, 2023 is as follows:

	Cost	Accumulated depreciation	Net book value
Computers, office and plant equipment	$209,449	$(47,909)	$161,540

During the three and nine months ended September 30, 2024, the Company recorded depreciation expense on fixed assets of $7,678 (2023 - $7,256) and $23,586 (2023 - $19,544) respectively, related to these fixed assets.

For the three and nine months ended September 30, 2024, depreciation expense allocated to inventory was $7,678 (2023 - $nil) and $22,612 (2023 - $nil), respectively.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 5 - RIGHT-OF-USE BUILDING

A summary of the Company’s right-of-use building asset at September 30, 2024 and December 31, 2023 is as follows:

	2024	2023
Gross carrying amount	$6,341,737	$6,472,637
Accumulated depreciation	(829,953)	(602,496)
Net book value	$5,511,784	$5,870,141

For the three and nine months ended September 30, 2024, the Company recorded depreciation expense on the right-of-use building of $79,051 (2023 - $80,387) and $237,788 (2023 - $240,406), respectively.

For the three and nine months ended September 30, 2024, depreciation expense allocated to inventory was $79,051 (2023 - $nil) and $151,484 (2023 - $nil), respectively.

NOTE 6 - INVESTMENTS

On November 22, 2023, the Company closed a deal with LTB Management, LLC (“LTB”) whereby the Company obtained 100 Class B units of LTB in exchange for total consideration of $4,518,127, comprised of 27,224,962 warrants with a fair value of $162,129, each entitling the holder to purchase one share of common stock of the Company at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable (Note 8 and Note 10) to the sellers; 100,000 Class C preferred shares with a fair value of $750,000, each convertible into 1,250 common shares; contingent consideration recorded as an obligation to issue shares with a fair value of $605,998.

Contingent consideration includes a quarterly true up of the sellers’ preferred share proportional ownership to 33% of the outstanding shares of the Company’s common stock, and an earn out whereby the sellers can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at September 30, 2024, the Company has an obligation to issue an additional 210,631 (December 31, 2023 - 96,104) Class C preferred shares to the sellers under the true up, valued at $2,264,286 (December 31, 2023 - $204,220).

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are initially recognized at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued liabilities are recognized based on the expected amount required to settle the obligation or liability.

A summary of the Company’s accounts payable and accrued liabilities as at September 30, 2024, and December 31, 2023 is as follows:

	2024	2023
Accounts payable and accrued expenses	$8,952,717	$8,781,169
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$9,142,717	$8,971,169

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at September 30, 2024, and December 31, 2023 is as follows:

	2024	2023
Notes payable	$320,750	-
CEBA loan	44,448	$45,365
Promissory notes (secured investors)	3,930,542	288,560
Promissory notes (LTB Transaction)	2,550,000	3,000,000
	$6,845,740	$3,333,925

Notes payable

On April 9, 2024, the Company entered into a note payable agreement (“Note A”) bearing interest at 12% per annum and maturing within 12 months from the date of issuance with a private individual in the amount of $100,000. During the three and nine months ended September 30, 2024, the Company recorded $3,025 (2023 - $nil) and $5,655 (2023 - $nil), respectively, in interest expense on Note A.

On May 10, 2024 and May 31, 2024, the Company entered into notes payable agreements (“Note B” and “Note C”, respectively) bearing interest at 10% per annum and maturing within 12 months from the date of issuance with a second private individual in the amounts of $50,001 ($68,326 CAD) and $70,001 ($95,460 CAD), respectively. During the three and nine months ended September 30, 2024, the Company recorded $1,260 (2023 - $nil) and $1,959 (2023 - $nil), respectively, in interest expense on Note B, and $1,764 (2023 - $nil) and $2,340 (2023 - $nil), respectively, in interest expense on Note C.

On July 29, 2024 and August 13, 2024, the Company entered into notes payable agreements (“Note D” and “Note E”, respectively) bearing interest at 15% per annum and maturing within 12 and 8 months, respectively, from the date of issuance with a third and fourth private individual in the amounts of $50,000 ($67,320 CAD) and $50,000 ($68,098 CAD), respectively. During the three and nine months ended September 30, 2024, the Company recorded $1,278 (2023 - $nil) and $1,278 (2023 - $nil), respectively, in interest expense on Note D, and $985 (2023 - $nil) and $985 (2023 - $nil), respectively, in interest expense on Note E.

CEBA loan

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. The Company participated in this program and received $60,000 CAD. The loan was interest-free until January 18, 2024 at which time it was converted to a non-amortizing term loan with the full principal repayment due on December 31, 2026. As at September 30, 2024 and December 31, 2023 the Company’s CEBA Loan balance is $44,448 ($60,000 CAD) and $45,365 ($60,000 CAD), respectively. During the three and nine months ended September 30, 2024, the Company recorded $554 (2023 - $nil) and $1,540 (2023 - $nil), respectively, in interest expense on the CEBA loan.

Promissory notes (secured investors)

During the year ended December 31, 2021, the Company entered into promissory note agreements with secured investors for non-interest-bearing notes maturing within 12 months with a total value of $238,560 ($300,000 CAD). These notes are secured by a general security agreement over all present and after acquired property, assets, and undertakings. As at September 30, 2024, and December 31, 2023, the notes are past due and owing in the amount of $270,530 ($300,000 CAD) and $288,560 ($300,000 CAD), respectively.

The Company has a $947,478 promissory note with a shareholder of the Company, which bears interest at 24% compounded monthly. As at September 30, 2024, the accrued interest on the promissory note is $304,986.

On May 25, 2023, the Company entered into a promissory note with Koze Investments LLC (“Koze”) whereby it was agreed that up to $2,000,000 in funding would be advanced to the Company to pay for certain documented Company expenses. The promissory note bears interest at 24% compounded monthly. As at September 30, 2024, the balance owing on the promissory note is $2,712,534, and accrued interest owing is $535,187.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Promissory notes (LTB Transaction)

On November 22, 2023, the Company entered into promissory notes of $3,000,000 as part of the LTB transaction (Note 6), of which $450,000 was with a related party of the Company (Note 10) and $2,550,000 was with a second investor. The promissory notes bear interest at 13% per annum and mature on November 22, 2024. During the three and nine months ended September 30, 2024, the Company recorded interest of $83,556 (2023 - $nil) and $248,852 (2023 - $nil), respectively on the promissory notes.

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE CONVERSION FEATURE

A summary of the Company’s convertible notes is as follows:

Balance, net of note discount, December 31, 2022	$1,141,060
Proceeds received	439,501
Value of conversion of notes to 166,607,680 common shares	(222,096)
Note discount	162,393
Balance, net of note discount, December 31, 2023	1,520,858
Proceeds received	213,448
Value of conversion of notes to 204,353,254 common shares	(134,910)
Repayment	(451,282)
Balance, September 30, 2024	$1,148,114

During the three and nine months ended September 30, 2024, the Company recorded a loss on conversion of $nil (2023 - $nil) and $690,712 (2023 - $429,471), respectively, and interest expense of $34,862 (2023 - $74,310) and $92,809 (2023 - $148,620), respectively.

A summary of the terms and conditions of the convertible notes outstanding which have a derivative conversion feature as at September 30, 2024 is as follows:

Maturity Date	Interest Rate	Conversion price	Principal at inception	Principal outstanding
			$	$
Jan. 7, 2021	8%	75% of the lowest 20-day share price before the conversion date	100,000	100,000
Dec 17, 2021	5%
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	212,555
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	212,555
May 5, 2024	12%	Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	60,000	60,000
			622,500	585,110

As at September 30, 2024, the Company had $324,776 (December 31, 2023 - $348,577) in accrued interest on these notes, recorded in accrued interest.

As at the date of this 10-Q Report, all convertible notes were past their maturity date. Additionally, as a result of the late filing of previous Reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one time the face value of all convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452, which has been recorded in accounts payable and accrued liabilities. As at September 30, 2024, the accrued liability for penalties was reduced to $735,002 due to the settlement of certain convertible notes.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The convertible notes were determined to be compound instruments, comprising separate financial instruments, being the debt obligation and the conversion option, which were bifurcated and are presented separately on the consolidated balance sheets. As the number of common shares to be issued on exercise of the conversion option is contingent on a variable share price, the conversion option has been classified as derivative conversion feature.

A summary of Company’s derivative conversion feature as at September 30, 2024 is as follows:

Balance, December 31, 2022	$1,008,868
Changes in fair value of derivative conversion feature	255,520
Balance, December 31, 2023	1,264,388
Changes in fair value of derivative conversion feature	(612,874)
Balance, September 30, 2024	$651,514

As at September 30, 2024 the Company had derivative conversion feature of $651,514 (December 31, 2023 - $1,264,388).

A summary of the Company’s weighted average inputs used in the Black-Scholes option pricing model for derivative conversion feature valuation as at September 30, 2024 is as follows:

2024
Stock price	$0.011
Exercise price	$0.008
Risk-free interest rate	2.90%
Expected volatility	308.00%
Expected life	1.00 years
Expected annual dividend yield	0.00%

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

NOTE 10 - RELATED PARTY TRANSACTIONS

A summary of the Company’s related party liabilities as at September 30, 2024, and December 31, 2023 is as follows:

	2024	2023
Loan payable - related party	$463,642	$2,155,484
Liability for right-of-use building, current portion	-	190,177
Liability for right-of-use building	-	5,734,962
Total loan payable, related parties	$463,642	$8,080,623

The loan payable - related party is comprised of:

•	A $13,642 interest-free loan from a PLC International Investments Inc., a company owned by Dominic Colvin, who currently serves as a director on the Company’s board of directors;

•	A $450,000 promissory note entered into on November 22, 2023 with Mr. Amir Tal (“Mr. Tal”), a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 6). The promissory note bears interest at 13% per annum and matures on November 22, 2024. During the three and nine months ended September 30, 2024, the Company recorded interest of $14,745 (2023 - $nil) and $43,915 (2023 - $nil), respectively on the promissory note.

As at September 30, 2024, $212,555 (December 31, 2023 - $231,250) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the three months ended September 30, 2024 and 2023, Mr. Tal did not convert any of the convertible notes to common shares of the Company. During the nine months ended September 30, 2024, Mr. Tal converted $18,695 (2023 - $nil) of the convertible notes to 23,368,212 (2023 – nil) common shares of the Company.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

As at September 30, 2024, the Company has an obligation to issue an additional 105,315 (December 31, 2023 - 48,052) Class C preferred shares to Mr. Tal as part of the LTB transaction (Note 6), valued at $1,132,143 (December 31, 2023 - $102,110).

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, the chairman of the Company’s board of directors. During the three and nine months ended September 30, 2024, the Company incurred rent expense in total of $1,099 (2023 - $12) and $3,308 (2023 - $2,615), respectively.

As at September 30, 2024, accounts payable and accrued liabilities includes balances owing to related parties as follows:

•	$98,194 (December 31, 2023 - $797) to Invictus Accounting Group LLP (“Invictus”), a company controlled by the Company’s CFO, Oliver Foeste, for accounting services provided to the Company. During the three and nine months ended September 30, 2024, the Company incurred professional expenses with Invictus of $46,479 (2023 - $22,683) and $123,098 (2023 - $22,683), respectively.
•	$319,279 (December 31, 2023 - $319,279) to Mr. Orman, chairman of the Company’s board of directors, for unpaid directors’ fees for 2021 through 2023.
•	$1,892,139 (December 31, 2023 - $1,892,139) to Dominic Colvin, a director on the Company’s board of directors, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO for 2019 through 2022.

The related party liabilities as at December 31, 2023 also comprised promissory notes from Koze and from a shareholder of the Company who is the principal of Koze; and lease liabilities from a lease agreement with Formosa Mountain Ltd., a shareholder of which is the principal of Koze. The shareholder was previously considered to be related party of the Company.

NOTE 11 - LIABILITY FOR RIGHT-OF-USE BUILDING

The Company’s lease with Formosa Mountain Ltd. (“Formosa”) (Note 5, Note 11) was entered into on January 1, 2022 and consists of land and building used in the cultivation, processing, and warehousing of its products. The lease was classified as an operating lease in accordance with ASC 842 Leases and has an expected end date of December 31, 2041 with the option for two extension terms of five years each.

A summary of supplementary information of the Company’s operating lease liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Interest expense	$247,115	$243,246	$737,605	721,451
Depreciation	$79,051	$80,387	$237,789	240,406
Finance lease-related expenses included in accounts payable and accrued liabilities	$202,191	$192,215	$606,572	576,646

A summary of the maturity of contractual liabilities associated with the Company’s operating lease as at September 30, 2024 is as follows:

2025	839,011
2026	880,936
2027	923,393
2028	968,903
2029	1,017,304
Thereafter	17,464,434
Total undiscounted liability for right-of-use building	22,039,981
Effects of discounting	(16,151,892)
Total present value of minimum lease payments	5,942,089
Liability for right-of-use building, current portion	179,314
Liability for right-of-use building	5,762,152

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

On March 5, 2024, 10,000 shares of Series A Stock were converted into common stock. There were no conversions during the year ended December 31, 2023.

As at September 30, 2024 and December 31, 2023, 74,416 and 84,416 shares, respectively, of Series A Stock were issued and outstanding.

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

On March 22, 2023, 20,000 Series B Stock was converted into common stock at $0.0001 per common share. On March 28, 2024, the Company cancelled 2,000,000 shares of Series B Preferred Stock originally issued during the year ended December 31, 2022 as a deposit on the acquisition of LTB.

As at September 30, 2024, 455,000 (December 31, 2023 - 2,455,000) shares of Series B Stock and Common Warrants were issued and outstanding.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

In March 2024, the Company noted a historical accounting treatment error whereby the shares had been recorded at the stated value rather than the par value. As a result, the Company adjusted the value of the Series C stock to their par value of $1 per share, for a total par value of $100,000, with the remaining $650,000 of stated value being reclassified to additional paid in value.

As at September 30, 2024 and December 31, 2023, 100,000 shares of Series C Stock were issued and outstanding.

Common stock

The Company is authorized to issue 5,000,000,000 shares of common stock at a par value $0.0001 per share. As at September 30, 2024, 662,501,405 (December 31, 2023 - 440,752,302) shares of common stock were issued and outstanding.

On March 5, 2024, 10,000 shares of Series A Stock were converted into 12,500,000 shares of the Company’s common stock.

On March 8, 2024, the Company issued 4,895,849 common shares from the cashless exercise of 5,000,000 warrants.

During the nine months ended September 30, 2024, the Company issued 204,353,254 from the conversion of convertible notes.

Stock purchase warrants

A summary of the Company’s stock purchase warrant activity is as follow:

	Number of stock purchase warrants		Weighted average exercise price

Stock purchase warrants outstanding December 31, 2022	#	1,497,778	$0.79
Stock purchase warrants issued		27,224,962	0.02
Stock purchase warrants outstanding December 31, 2023	#	28,722,740	$0.06
Stock purchase warrants granted		17,222,200	0.01
Stock purchase warrants redeemed		(5,000,000)	0.03
Stock purchase warrants expired		(1,020,000)	1.02
Stock purchase warrants outstanding September 30, 2024	#	39,924,940	$0.02

A summary of the Company’s number of stock purchase warrants outstanding and exercisable for period ended September 30, 2024 is as follows:

	Number of stock purchase warrants		Weighted average exercise price	Weighted average remaining life (Years)
May 10, 2026	#	477,778	$0.30	1.61
February 15, 2028	#	12,222,200	$0.01	3.38
November 22, 2028	#	27,224,962	$0.02	4.14

During the nine months ended September 30, 2024, 17,222,200 stock purchase warrants were issued. During the year ended December 31, 2023, 27,224,962 stock purchase warrants, each entitling the holder to purchase one common stock of the Company at $0.02 per share, with an expiration date of November 22, 2028, were issued in respect of the LTB transaction (Note 3) and 17,222,200 stock purchase warrants, each entitling the holder to purchase one common stock of the Company at $0.01 per share, with an expiration date of February 15, 2028.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

NOTE 13 - INCOME TAX

As at December 31, 2023, the Company had approximately $93,000,000 of federal net operating loss carryforwards (“NOLS”) in the United States. State net operating loss carryforwards begin to expire in 2034. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any IRC Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As at December 31, 2023, the Company had approximately $900,000 of Canadian non-capital losses which begin to expire in 2037. As at September 30, 2024 and 2023, the Company has no unrecognized income tax benefits.

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

NOTE 14 - GENERAL AND ADMINISTRATIVE

A summary of the Company’s general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Advertising and promotion	$4,800	$18,821	$6,261	28,821
Insurance	429	32,271	25,991	79,274
Interest and bank charges	187	535	848	5,574
Office and administrative	54,898	1,869	127,867	79,683
Plant supplies	-	107,419	26,340	252,940
Repairs and maintenance	2,468	30,638	33,033	63,226
Taxes	-	4,690	-	52,327
Exchange gain or loss	(18,030)	12	(17,928)	19
Transfer agent fees	2,925	16,662	7,336	21,975
Utilities	3,548	123,703	43,626	273,734
	$51,225	$336,620	$253,374	857,573

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Effective February 1, 2023, the Company entered into a lease agreement to lease one office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, one of the Company’s directors, serves as a director.

NOTE 16 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events from September 30, 2024 through to the date of issuance of these financial statements and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the interim period as at and for the three and nine months ended September 30, 2024 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Transition Report on Form 10-K for the year ended December 31, 2023.

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

During the three and nine months ended September 30, 2024 the Company had $312,164 (2023 - $nil) and $338,003 (2023 - $nil), respectively, of revenues from operations. Loss from operations for the three and nine months ended September 30, 2024 was $497,946 (2023 - $667,497) and $2,085,159 (2023 - $2,280,713), respectively. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Under the new license the Company commenced cannabis production during the year ended December 31, 2023.

PLAN OF OPERATION

The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency (“CRA”) on December 22, 2022.

We anticipate developing a consistent cadence of growing, harvesting, cultivating, and delivering world class products on a regular basis and expects to begin to see a strong and accelerated revenue increase during the 2024 fiscal year (“FY2024”). Our production facility is operating at maximum capacity during FY2024, achieving regular plantings with staggered production so that we are constantly harvesting and delivering high-quality products to multiple sources. Our focus continues to be on international sales with high gross margin products, resulting in greater profitability using our state-of-the-art production facility to grow on demand against purchase contracts using smart inventory management which will contribute to higher turnover and regular deliveries. We will continue to collaborate with international partners on multiple continents and develop proprietary online, data-driven technology.

Our FY2024 growth goals were achieved and included delivering the first of several harvests during the first, second quarter. Additional goals for the remainder of FY2024 include continuing to increase our strategic partner network; receiving our European Union license for Good Manufacturing Practices (“GMP”) to allow us to expand distribution; expanding our customer network; becoming a world leader in unique genetic strains with a current catalogue of over 500 desirable strains developed and owned by CPRX; and continuing to improve our balance sheet.

In support of these goals:

•	On February 16, 2024, the Company announced that we finalized a strategic supply agreement with Cantek Holdings, an Israeli corporation, whereby the Company will supply 1,000kgs of product annually.
•	On February 23, 2024, the Company announced that we successfully obtained our Israel Medical Cannabis (“IMC”) Good Agricultural Practices (“GAP”) and Good Agricultural and Collection Practices (“GACP”) certifications. The IMC-GAP and IMC-GACP certifications are the standard for cannabis certification in Israel and are required for CPRX to sell cannabis in Israel, a world leader in the medical cannabis industry.
•	On March 5, 2024, the Company announced that we finalized a supply agreement with ICAN Green S.A. de C.V. (“ICAN”), a division of ICAN Investing Group LLC to supply product for distribution in the Latin Americas with a primary focus on Mexico and Panama. The agreement is subject to certain minimum required annual levels of purchases by ICAN.
•	On March 11, 2024, the Company shipped its first product to a Canadian LP for distribution within Canada.
•	On March 12, 2024, the Company announced completion of its first five grows and harvests are ready for sale, with testing of the new grows underway with an independent certified laboratory to confirm that the products meet standards for distribution throughout Canada and internationally.
•	On April 2, 2024, the Company announced repayment of its convertible notes with 1800 Diagonal Lending, LLC and Janbella Group, LLC with cash generated from debt financing with a private lender.
•	On August 18, 2024, the Company announced that it had received three purchase orders for cannabis, for a total of 600KG, from Cantek Holdings.

Recent Funding

During the nine months ended September 30, 2024, the Company:

•	Issued $213,488 in new convertible debentures to accredited investors with immediate maturity and interest rates of 10%, and converted $62,910 of the outstanding convertible notes into Common Shares.
•	Entered into a $100,000 note payable agreement with a private individual bearing interest at 12% per annum and maturing April 9, 2025.
•	Entered into two additional notes payable agreements for $50,001 ($68,326 CAD) and $70,001 ($95,460 CAD), respectively, with a second private individual, each bearing interest at 10% per annum, the $50,001 note payable maturing on May 10, 2024 and the $70,001 note payable on May 31, 2024.
•	Entered into two additional notes payable agreements for $50,000 ($67,320 CAD) and $50,000 ($68,098 CAD), respectively, with a third and fourth private individual, each bearing interest at 15% per annum, maturing on April 14, 2025 and July 29, 2025, respectively.

During the year ended December 31, 2023, the Company issued $213,750 in new convertible debentures to accredited investors with 12-month terms to maturity and interest rates between 10% and 12% and converted $222,096 of the outstanding convertible notes into Common Shares.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three and nine months ended September 30, 2024, the Company reported $312,164 (2023 - $nil) and $338,003 (2023 - $nil), respectively, in revenue.

The Company’s deficit of $97,443,301 as at September 30, 2024 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The Company has commenced actively marketing products approved by Health Canada. The Company does not experience seasonality in its business operations.

During the three months ended September 30, 2024 and 2023, the Company’s financial results are as follows:

Revenue

During the three months ended September 30, 2024 and 2023, the Company reported revenue of $312,164 and $nil, respectively. Product sales commenced during 2024 and therefore the Company reported no revenue in the prior year comparable quarter.

Cost of Goods Sold

During the three months ended September 30, 2024 and 2023, the Company reported cost of goods sold of $668,322 and $nil, respectively. Product sales commenced during 2024 and therefore the Company reported no cost of sales in the prior year comparable quarter. Included in cost of goods sold for the three months ended September 30, 2024 and 2023 is loss on impairment of inventory of $79,178 and $nil, respectively, primarily due to lower net realizable value attributed to early batches of product as a result of suboptimal THC levels.

Gross Loss

During the three months ended September 30, 2024 and 2023, the Company reported a gross loss of $356,158 and $nil, respectively.

Operating Expenses

A summary of the Company’s operating expenses for the three months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Amortization and depreciation	$-	$76,550
General and administrative	51,225	336,620
Payroll and consulting fees	25,389	164,292
Professional fees	64,075	44,778
Rent	1,099	12
Stock based compensation	-	45,245
	$141,788	$667,497

During the three months ended September 30, 2024 and 2023, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the three months ended September 30, 2024 were $141,788 compared to operating expenses of $667,497 in the prior year comparable period, a decrease of $525,709. The decrease is primarily attributable the following:

•	A $76,550 decrease to amortization and depreciation primarily due to allocation of the majority of the expense to inventory during the current period and an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.
•	A $285,395 decrease to general and administrative expenses primarily due to an overall decrease in discretionary and extraneous spending, and to allocation of a portion of the expenses to inventory.
•	A $138,903 reduction in payroll and consulting fees due to a change in management resulting in a reduction in payroll accruals for officers, as well as allocation of direct labour to inventory.

Other income (expenses)

A summary of the Company’s other income and expenses for the three months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Change in the fair value of derivative liability	$(6,216)	$457,991
Change in the fair value of obligation to issue shares	1,324,327	-
Interest expense	(631,744)	(354,862)
Loss on extinguishment of debt	-	-
	$686,367	$103,129

During the three months ended September 30, 2024, other income was $686,367 compared to $103,129 in the prior year comparable period, resulting in an increase of income of $583,238. The increase is primarily attributable the following:

•	A $464,207 decrease in change of fair value of derivative liability primarily due to the increase of the Company’s share price which resulted in a change in the stock price input and volatility input used in the Black Scholes option pricing model, which resulted in a substantial decrease in fair value at period end.
•	A $1,324,327 increase in change in the fair value of obligation to issue shares primarily due to the increase of the Company’s share price which resulted in a change in inputs into the valuation model related to the obligation to issue shares, increasing the fair value at period end.
•	A $276,882 increase in interest expense primarily due to additional debt taken on by the Company at a 24% rate of interest in order to continue operations.

Net Loss

During the three months ended September 30, 2024, the Company recorded net income of $188,421 or $0.00 per share compared to a net loss of $564,368 or $0.00 in the prior year comparable period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The Company has commenced actively marketing products approved by Health Canada. The Company does not experience seasonality in its business operations.

During the nine months ended September 30, 2024 and 2023, the Company’s financial results are as follows:

Revenue

During the nine months ended September 30, 2024 and 2023, the Company reported revenue of $338,003 and $nil, respectively. Product sales commenced during 2024 and therefore the Company reported no revenue in the prior year.

Cost of Goods Sold

During the nine months ended September 30, 2024 and 2023, the Company reported cost of goods sold of $1,582,026 and $nil, respectively, due to the commencement of product sales during the current year. Included in cost of goods sold for the nine months ended September 30, 2024 and 2023 is loss on impairment of inventory of $529,634 and $nil, respectively, primarily due to lower net realizable value attributed to early batches of product as a result of suboptimal THC levels.

Gross Loss

During the nine months ended September 30, 2024 and 2023, the Company reported a gross loss of $1,244,023 and $nil, respectively.

Operating Expenses

A summary of the Company’s operating expenses for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023

Amortization and depreciation	$87,278	$223,904
General and administrative	253,374	857,573
Payroll and consulting fees	160,954	819,774
Professional fees	336,222	241,113
Rent	3,308	2,615
Stock based compensation	-	135,734
	$841,136	$2,280,713

During the nine months ended September 30, 2024 and 2023, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the nine months ended September 30, 2024 were $841,136 compared to operating expenses of $2,280,713 in the prior year comparable period, a decrease of $1,439,577. The decrease is primarily attributable the following:

•	A $136,626 decrease to amortization and depreciation primarily due to allocation of the majority of the expense to inventory during the current period and to an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.
•	A $604,199 decrease to general and administrative expenses primarily due to a reduction in advertising and promotion expenditures, to an overall decrease in discretionary and extraneous spending, and to allocation of a portion of the expenses to inventory.
•	A $658,820 reduction in payroll and consulting fees primarily due to a change in management resulting in a reduction in payroll accruals for officers, and to the allocation of a portion of the expenses to inventory.
•	A $95,109 increase in professional fees due primarily to transition of accounting and assurance services to new providers resulting in initial cost increases, particularly related to the annual audit of the Company and the 2024 quarterly review engagement.

Other income (expenses)

A summary of the Company’s other income and expenses for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
Change in the fair value of derivative liability	$612,874	$101,921
Change in the fair value of obligation to issue shares	(2,060,066)	-
Interest expense	(1,941,885)	(1,169,502)
Loss on extinguishment of debt	(690,712)	(429,471)
Loss on impairment of investment	-	(78,760)
	$(4,079,789)	$(1,575,812)

During the nine months ended September 30, 2024, other expenses was $4,079,789 compared to $1,575,812 in the prior year comparable period, resulting in an increase in expense of $2,503,977. The increase is primarily attributable the following:

•	A $510,953 increase in change of fair value of derivative liability primarily due to the increase of the Company’s share price which resulted in a change in the stock price input and volatility input used in the Black Scholes option pricing model, which resulted in a substantial decrease in fair value at period end.
•	A $2,060,066 increase in change in the fair value of obligation to issue shares primarily due to the increase of the Company’s share price which resulted in a change in inputs into the valuation model related to the obligation to issue shares, increasing the fair value at period end.
•	A $772,383 increase in interest expense primarily due to additional debt taken on by the Company at a 24% rate of interest in order to continue operations.
•	A $261,241 increase in the loss on extinguishment of debt primarily due to reversal of an accrual for penalties upon the settlement of certain convertible notes and settlement through conversion of certain convertible notes.

Net Loss

During the nine months ended September 30, 2024, the Company recorded a net loss of $6,164,948 or $0.01 per share compared to a net loss of $3,856,525 or $0.01 in the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The summary of the Company’s cash flows for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023

Cash used in operating activities	$(1,517,342)	$(970,032)
Cash used in investing activities	-	(78,880)
Cash provided by financing activities	1,523,691	1,046,595
	$6,349	$(2,317)

As of September 30, 2024, the Company had $6,999 in cash as compared to $650 as of December 31, 2023. The Company has working capital deficiency of $21,005,723 compared to $16,968,059 as of December 31, 2023.

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2024 increased by $547,310 compared to the prior year comparable period, primarily due to increased spending on cannabis production in the current period.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2024 decreased by $78,880 compared to the prior year comparable period due to a lack of purchases of property, plant and equipment in the current period.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 increased by $477,096 compared to the prior year comparable period primarily due to an increase of $1,819,973 in proceeds from notes payable and an increase in proceeds of $87,768 from proceeds from issuance of warrants, offset by a decrease of $1,412,227 in proceeds from related party loans, a decrease of $146,518 in proceeds from convertible loans, and repayment of $451,282 in convertible loans.

The Company has cash of $6,999 and current liabilities of $22,503,152. In order to fund its operation and continue as a going concern, the Company has an immediate need to raise capital through debt and/or equity.

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

Subsequent Events

Management has performed an evaluation of subsequent events from September 30, 2024 through to the date of issuance of these financial statements and has determined that it does not have any material subsequent events to disclose in these financial statements.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2024.

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

ITEM 2. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is classified as a smaller reporting company and is not required to provide the information under this item pursuant to Regulation S-K.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - Our management, with the participation of our Director and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at the end of the period covered by this Report.

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

As evidenced by our late filing of the December 31, 2023 10-K, our director and CFO concluded that our disclosure controls and procedures were not effective as at December 31, 2023 at the reasonable assurance level.

We have implemented new procedures for the period ended September 30, 2024 to mitigate this ineffectiveness and will continue to monitor their effectiveness. We believe that our financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Director and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - Other than an emphasis on timely filing, there were no changes in our internal control over financial reporting during the period ended September 30, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ataraxia

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

BCI

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

Deloitte

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by CannapharmaRX to assist with fiscal year 2022 Finance Backfill and Diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to CannapharmaRX. CannapharmaRX acknowledged its satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owing.

Former executives

Former executives of the company John Cassels and Andrew Steedman have filed a lawsuit against the company alleging damages and back pay due to them. The company has engaged legal counsel to resolve these matters. In the meantime, the company is working to settle the matters with both Mr. Steedman and Mr. Cassels.

We are not a party to any other legal proceeding or aware of any other threatened action as at the date of this Report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, the Company issued 204,353,254 common shares pursuant to conversions of convertible debt to common stock. The Company also exchanged 10,000 shares of Preferred A Stock for 12,500,000 shares of common stock, and executed a cashless exercise of approximately 5,000,000 warrants for 4,895,849 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

During the three and nine months ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 5. EXHIBITS

Exhibit No.	Description

31.1	Certification of Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Director and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2024.

CannaPharmaRx, Inc.

By:	/s/ Rick Orman
Rick Orman,
Director

By:	/s/ Oliver Foeste
Oliver Foeste, Principal Financial Officer

