Form 10-K
period 2024-12-31
CANNAPHARMARX, INC.
filed 2025-04-10
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-27055

CANNAPHARMARX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

302, 3204—Rideau Place SW

Calgary, Alberta, Canada T2S 1Z2

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2024 was $9,275,020.

The number of shares of the registrant’s common stock issued and outstanding as of April 8, 2025, was 662,501,405 shares.

CANNAPHARMARX, INC.

DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 concerning our anticipated results and developments of our operations in future periods, plans related to our business, and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects", "anticipates", "plans", "estimates" or "intends", the negatives thereof, variations thereon and similar expressions, or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks associated with the Company's history of losses and need for additional financing,
•	risks associated with increased costs affecting its financial condition,
•	risks associated with uninsured risks,
•	risks associated with governmental and environmental regulations,
•	risks associated with future legislation regarding the cannabis industry and climate change,
•	risks associated with cybersecurity and cyber-attacks,
•	risks related to economic conditions,
•	risks related to our ability to manage growth,
•	risks related to our dependence on key personnel,
•	risks related to our SEC filing history, and
•	risks related to our securities.

This list is not exhaustive of the factors that may affect the Company's forward-looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as required by law, the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Our principal executive office is located at 302, 3204—Rideau Place SW., Calgary, Alberta, Canada T2S 1Z2. Our telephone number is 403-637-0420 and our Internet website address is www.cannapharmarx.com. The information on our website is not incorporated by reference into this annual report. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable after electronically filing these documents with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Our filings with the SEC are available to you for free on the SEC’s internet website at www.sec.gov.

PART I

ITEM 1 - BUSINESS

Description of current business

CannaPharmaRx, Inc. (“CPMD”, “we”, “our”, or the “Company”) specializes in the acquisition, development, and operation of cannabis cultivation facilities in Canada. Originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc., we evolved to focus on producing high-quality medical cannabis and craft products. Our principal executive office is located at 302, 3204—Rideau Place SW., Calgary, Alberta, Canada T2S 1Z2.

On January 6, 2022, we entered into a 20-year operating lease for the use of a 55,000 square foot facility located in Cremona, Alberta, Canada (the “Facility”). During 2022, we recommissioned the Facility into a new indoor cannabis farm with 11 growing rooms and one (1) drying and packing room. The Facility currently operates five (5) of these growing rooms and the drying and packing room and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate all 11 growing rooms.

We received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency (“CRA”) on December 22, 2022. Under the new license, we commenced cannabis production during the year ended December 31, 2023.

Growth strategy

We plan to grow by increasing our growth capacity at the Facility to support sales of cannabis to the European markets, with a focus on Germany and Israel. To support this initiative, we are increasing the operations in the Facility from five growing rooms to 11 growing rooms over the next one to two years; building and developing a sales network in Germany and Israel; and applying for European Union Good Manufacturing Practices (“EU-GMP”) certification. Currently, we are required to send our cannabis to a third-party European intermediary for packaging in compliance with EU-GMP standards. Once certified, we will be able to remove this step from our delivery process and ship directly to countries within the European Union (“EU”), reducing overall costs and shipping timelines.

To facilitate our growth strategy, in 2022 we entered into an agreement to acquire certain equity interests in LTB Management, LLC (“LTB”) in support of building and developing a sales network in the EU and obtaining access to LTB’s e-commerce technology related to online sales of cannabis in the EU. We and LTB agreed to terminate the 2022 agreement and entered into a new agreement on November 22, 2023 to better reflect the then state of our company and our prospective business operations. Under the new agreement we obtained 100 Class B units of LTB in exchange for 27,224,962 warrants, each entitling the holders to purchase one share of our common stock at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the LTB; and 100,000 Class C preferred shares of our company. Contingent consideration included a quarterly true up of LTB’s preferred share proportional ownership to 33% of the outstanding shares of our common stock, and an earn out whereby LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on our reaching a threshold of $2,500,000 in annual revenue at any time within 24 months of the agreement date. As at December 31, 2024, we have an obligation to issue an additional 301,597 Class C preferred shares to LTB under the true up, valued at $3,654,009.

OUR PRODUCTS

Cannabis Products

We produce and sell dried cannabis flower, which is packaged for sale as dried flower and trim shake. We sell dried flower for medicinal purposes. Dried flower continues to be the core of all cannabis markets globally and accordingly our focus on consistent high-quality cultivation is relentless.

GOVERNMENT REGULATION

Canadian regulations

Summary of the Cannabis Act

On October 17, 2018, the Cannabis Act came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act replaced the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) and the old Industrial Hemp Regulations (“IHR”), both of which came into force under the Controlled Drugs and Substances Act (Canada) (the “CDSA”), which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada) (the “MMPR”), which was implemented in June 2013. The MMPR replaced the Marihuana Medical Access Regulations (Canada) (the “MMAR”) which was implemented in 2001. The MMPR and MMAR were initial steps in the Government of Canada’s legislative path towards the eventual legalization and regulating recreational and medical and recreational cannabis.

The Cannabis Act permits the recreational adult use of cannabis and regulates the production, distribution and sale of cannabis and related oil extracts in Canada, for both recreational and medical purposes. Under the Cannabis Act, Canadians who are authorized by their health care practitioner to use medical and recreational cannabis have the option of purchasing cannabis from one of the producers licensed by Health Canada and are also able to register with Health Canada to produce a limited amount of cannabis for their own medical purposes or to designate an individual who is registered with Health Canada to produce cannabis on their behalf for personal medical purposes.

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

With respect to retail sales of cannabis, other than online sales, the provincial and territorial regulations in Prince Edward Island, Nova Scotia and Quebec allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Alberta, Newfoundland and Labrador, Nunavut, Yukon, Saskatchewan and Manitoba leave the retail sale of cannabis, other than online sales, to the private sector. In New Brunswick, British Columbia and Northwest Territories, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate. In addition, in Ontario, British Columbia, Newfoundland and Labrador, Northwest Territories, New Brunswick, Nova Scotia, Prince Edward Island, Quebec and Yukon, the provincial body is solely responsible for online sales.

In connection with the framework for regulating cannabis in Canada, the Federal Government introduced corresponding penalties under the Criminal Code (Canada), including penalties for the illegal sale of cannabis, possession of cannabis over the prescribed limit, production of cannabis beyond personal cultivation limits, taking cannabis across the Canadian border, giving or selling cannabis to a youth and involving a youth to commit a cannabis-related offence.

On June 26, 2019, the Federal Government published regulations in the Canada Gazette to support the Cannabis Act, including the Cannabis Regulations, new Industrial Hemp Regulations. The new Industrial Hemp Regulations and the Cannabis Regulations, among other things, outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Industrial Hemp Regulations and the Cannabis Regulations include strict specifications for the plain packaging and labeling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production sites. The Industrial Hemp Regulations and the Cannabis Regulations also maintain a distinct system for access to cannabis. With the Cannabis Act now in force, cannabis has ceased to be regulated under the CDSA and is instead regulated under the Cannabis Act, and both the ACMPR and the IHR were repealed effective October 17, 2018.

In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-THC. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the CB1 receptor and the guidance includes a list of 9 cannabinoids which can be revised as new evidence becomes available. This guidance recommends that license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currenly applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. This guidance comes at a time when various provincial regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of or how to evaluate limits on the levels of certain cannabinoids (such as tetrahydrocannabivarin and cannabinol).

Finally, on March 21, 2024, the final report of the Expert Panel on the Legislative Review of the Cannabis Act (the “Cannabis Report”), was issued. The report was intended to assess the full impact of legalization of cannabis n Canada and considered whether the Cannabis Act, had since its coming into force, accomplished its stated objectives of the protection of public health and public safety.

The Cannabis Report provided 54 recommendations for the improvement on the federal regulation of Cannabis and noted the following:

•	There has been significant progress made on: (i) the establishment of a licensing framework supporting a legal industry that is providing adult consumers with a quality-controlled supply of a variety of cannabis products; (ii) steady progress in shifting adult consumers to the legal cannabis market (iii) for the most part, adherence to rules on promotion, packaging and labelling, including prohibitions about making claims about health or lifestyle benefits (iv) a significant reduction (95% between 2017 and 2022) in the number of charges for the possession of cannabis and minimizing the negative impact on some individuals from interactions with the criminal justice system.
•	Shift in younger populations consuming cannabis with a trend towards the consumption of higher potency cannabis products.
•	The illicit cannabis market remains entrenched, and too many illicit retailers continue to operate both online and physical stores.
•	Industry representatives expressed concerns about the cost burden that the excise tax imposes on them originally intended to represent about 10% of the total cost of product to consumers but effectively resulting in nearly a 30% tax on products sold to consumers. In addition to the excise tax on cannabis products, additional costs also include regulatory fees and regulatory requirements that are imposed at both the federal and provincial and territorial levels.
•	There is a lack of diversity in the sector, and that communities that were disproportionately harmed prior to when cannabis was decriminalized continue to face barriers to participation in the legal market.
•	A greater commitment to enforcement is needed to avoid undermining the integrity of the regime. Inadequate enforcement emboldens criminal actors and may be interpreted by some that illicit cannabis activity does not pose health or safety concerns.
•	The current lack of high-quality scientific evidence is creating difficulties for health care professionals and insurance providers faced with patient requests about the use of cannabis for medical purposes.

Licenses

The Cannabis Regulations establish six classes of licenses under the Cannabis Act: cultivation; processing; analytical testing; sale to individual clients for medical purposes; research; and cannabis drug production. It also provides for subclasses of cultivation (standard cultivation, micro-cultivation and nursery) and processing (standard processing and micro-processing). The Company currently holds the Health Canada Standard Cultivation and Processing license, Control Union Medical Cannabis Standard - Good Agricultural Practice license and Good Agricultural Collection Practice certificate.

Key personnel and security clearances

The Cannabis Regulations require that license holders retain certain key personnel, depending on the class of license. Holders of a license for cultivation, processing and sale must retain a responsible person (who serves as the main point of contact with Health Canada) and head of security. Holders of a license for cultivation must also retain a master grower, and holders of a license for processing must retain a quality assurance person. The Company holds the licenses for cultivation, processing and sale of cannabis and retains a master grower and a quality assurance person.

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

Good production practices and cannabis products

Part 5 of the Cannabis Regulations establishes the good production practices which must be met prior to the sale, distribution or export of cannabis, and Part 6 of the Cannabis Regulations establishes rules for cannabis products, including permitted/prohibited ingredients and amounts of Tetrahydrocannabinol (“THC”). These require that cannabis and anything that will be used as an ingredient must be produced, packaged, labelled, distributed, stored, sampled and tested in accordance with standard operating procedures that are designed to ensure that those activities are conducted in accordance with the applicable requirements of Parts 5 (Good Production Practices) and Part 6 (Cannabis Products).

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

Part 6 of the Cannabis Regulations sets standards for the safe consumption of cannabis products, in respect of being free from biological and chemical contaminants and limits the amounts of THC in cannabis products.

Cannabis tracking system

Under the Cannabis Act, the Minister established and maintains a national cannabis tracking system, which is called The Cannabis Tracking and Licensing System (the “CTLS”). The CTLS provides an online secure platform for filing applications for licenses and security clearances under the Cannabis Regulations. Through the cannabis supply chain, the CTLS also tracks cannabis from federal cannabis license holders to individual medical clients, or from federal cannabis license holders to recreational market channels. The tracking function of the CTLS serves to limit the diversion of cannabis into, and out of, the regulated medical and recreational markets.

Promotion, packaging and labelling

The Cannabis Act establishes strict prohibitions on the promotion of cannabis, and the Cannabis Regulations establish rules around plain packaging and labelling. Among other things, it is prohibited to promote cannabis in a way that could be appealing to young people, by way of a testimonial or endorsement or through depiction of a person, character or animal, whether real or fictional; or in a manner associated with a “lifestyle”. The Cannabis Regulations establish rules around packaging and labelling to promote informed consumer choice, allow for the safe handling and transportation of cannabis products, ensure childproofing on containers and reducing the appeal of cannabis to youth. The size and color of packaging, logos, names and other brand elements is restricted. Cannabis package labels must include specific information, such as: (i) product source information, including the class of cannabis and the name, phone number and email of the processor; (ii) a mandatory health warning, rotating between Heath Canada’s list of standard health warnings; (iii) the Health Canada standardized cannabis symbol; and (iv) information specifying THC and Cannabidiol content.

Cannabis for medical purposes

The medical and recreational cannabis regulatory framework shifted from the ACMPR made under the CDSA to the Cannabis Act and the Cannabis Regulations. Under Part 14 of the Cannabis Regulations, there are three options available to an individual who has received authorization from his/her healthcare practitioner to use cannabis for medical purposes: (i) by registering with a holder of a license to sell for medical purposes; (ii) by registering with Health Canada for the production of a limited amount of cannabis for their own medical purposes; or (iii) by designating a third party to produce cannabis for them. With respect to (ii) and (iii), the starting materials for the production of cannabis, such as cannabis plants or seeds, must be obtained from medical sales license holders.

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

Description of Canadian licenses and licensing requirements

Laws and regulations affecting the medical and recreational marijuana industry are constantly changing, which could detrimentally affect our operations. Local, state and federal medical and recreational marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

European Union Regulatory Framework

While each country in the EU has its own laws and regulations, many common practices are being adopted relative to the developing and growing medical cannabis market. For example, to ensure quality and safe products for patients, many EU countries only permit the import and sale of medical cannabis from EU-GMP certified manufacturers.

The EU requires adherence to EU-GMP standards for the manufacture of active substances and medicinal products, including cannabis products. The EU system for certification of GMP allows a Competent Authority of any EU member state to conduct inspections of manufacturing sites and, if the strict EU-GMP standards are met, to issue a certificate of EU-GMP compliance that is also accepted in other EU member countries.

As of April 1, 2024, recent legislative change in Germany works in unison with existing laws and regulations in Europe. For example, the recent enactment of the law permitting the use of recreational cannabis in Germany to a limited extent still requires that all cannabis for medicinal purposes be EU-GMP certified, sold by EU-GMP certified manufacturers, for medical cannabis patient consumption, as prescribed by a physician. Although cannabis as of April 1, 2024 is no longer classified as a narcotic, regardless of whether for medicinal or recreational purposes, cannabis remains a licensed and controlled use product.

Israeli Regulatory Framework

The competent regulatory authority in Israel in all matters concerning the oversight, control and regulation of cannabis for medical production, use and research is the Medical Cannabis Unit (“IMCA”). The IMCA was established by the Israeli government under Resolution No. 3609, which also established an inter-ministerial safety committee, composed of representatives of government ministries, government authorities and other government bodies, for intergovernmental cooperation regarding the regulation of cannabis. The IMCA examines medical recommendations for the use of cannabis for medical purposes and in accordance with established procedures. The IMCA is also authorized to examine applications and issue permits to hold, use and research cannabis.

Regulations Governing the Use of Cannabis for Medical Purposes

Under the Israeli Dangerous Drugs Ordinance (“Israeli DDO”), cannabis is defined as a “dangerous drug” and the use of cannabis is prohibited unless a license is duly issued by the IMCA or a competent government agency.

Pursuant to the Israeli DDO, the use of cannabis was allowed for patients and for medical purposes, in respect of certain medical conditions, under a special approval of the Ministry of Health (“MOH”).

In June 2016, the Israeli government published Resolution No. 1587, which established a new regulatory framework for the “medicalization” of cannabis. Pursuant to Resolution No. 1587, the IMCA adopted regulations expanding the number of qualifying medical conditions for treatment with medical-use cannabis to include such conditions as cancer, pain, nausea, seizures, muscle spasms, epilepsy, Tourette syndrome, multiple sclerosis (“MS”), amyotrophic lateral sclerosis (“ALS”), post-traumatic stress disorder (“PTSD”), autism, migraines, arthritis, Parkinson’s disease, residual limb pain, spinal cord injuries, HIV/AIDS, Crohn’s disease, colitis, inflammatory bowel disease and terminal illnesses.

Regulations Governing the Production, Manufacturing and Distribution of Cannabis for Medical Purposes

In March 2016, the IMCA published New Regulations (the “New Regulations”) that introduced strict pharmaceutical-grade standards for the production, manufacturing and distribution of cannabis for medical use pursuant to Israel Medical Cannabis-certified procedures: Israel Medical Cannabis-Good Agriculture Practices (“IMC-GAP standards”): Israel Medical Cannabis-Good Manufacturing Practice (“IMC-GMP standards”); Israel Medical Cannabis-Good Distribution Practice (“IMC-GDP standards”); Israel Medical Cannabis-Good Clinical Practice (“IMC-GCP standards”); and Israel Medical Cannabis-Good Security Practices (“IMC-GSP standards”). The goal of the New Regulations is to achieve the standardization, reproducibility and uniformity in product quality that is similar to those standards for existing conventional drugs.

Under the New Regulations, market participants are required to apply for various licenses for the production, manufacturing and distribution of medical cannabis-based products. Each license establishes that the licensee adheres to certain protocols and standards regarding the quality and standardization of practices for (1) propagation and breeding, (2) cultivation, (3) extraction, formulation and packaging, (4) storage and delivery and (5) pharmacies. In addition, the New Regulation requires that the whole operation be secured under appropriate conditions, in accordance with the IMC-GSP standard.

Licenses are initially granted on a provisional basis, subject to the development and completion of a facility with adequate protocols and systems to meet the standards required by the license. Applicants are not officially permitted to breed, cultivate, manufacture or distribute cannabis or cannabis products until the nursery, cultivation and manufacturing facilities are constructed and pass inspection by the IMCA. After the facilities pass inspection, the IMCA will issue the final cannabis licenses for each operation. The license is renewable subject to the limitations, terms and conditions of the IMCA, and licenses are subject to annual reviews of the licensees conduct and compliance with applicable laws and standards.

The production processes of cannabis plants used for the production of raw materials, the manufacturing and packaging processes and the procedures of distribution thereof, must all be carried out under the strict control and supervision and in accordance with the IMCA standards. Therefore, throughout the entire process, including the breeding phase, the production of the finished product and the distribution of the finished product through a pharmacy, each link in the chain is obliged to strictly maintain optimal and homogenous environmental conditions, and to strictly maintain defined and homogenous working procedures that are based on these standards. Regular and periodic analytical examinations shall be conducted throughout the entire chain of production, pursuant to the requirements, in order to ensure and to document that the plant complies with the analytical standards and the level of quality required during each of the phase of the chain of production.

Pharmacy Regulations

As part of the New Regulation, pharmacy owners who wish to sell medical cannabis are required to apply for a dedicated license granted by the IMCA to sell, and store cannabis. Pharmacies are also subjected to regulations of several other governmental bodies including the MOH, the local municipality, and the district pharmacists.

Pharmacies must also obtain a business license. Granted by the MOH and the local municipality, business license to operate a pharmacy in Israel requires approval from several authorities including, the fire department, the police, and several other departments in the local municipality. The pharmacy is also required to comply with the MOH and district pharmacists’ requirements, which includes different security measures, certain safety protocols, and compliance with the requirements for storage of narcotics (including cannabis).

In addition, pharmacies require a GDP license to sell medical cannabis. Granted by the IMCA after obtaining the final business licenses, the license to sell medical cannabis is subjected to compliance with GDP and GSP standards of the IMCA, which include, but not limited to, full compliance with the GSP protocols, which are dedicated security measures for storage (which is subject to certain capacity limitations). Under the GDP, only certified cannabis pharmacists are allowed to sell cannabis and advise patients.

Medical Cannabis Transportation Regulations

The transportation of medical cannabis is also subjected to the GDP and GSP standards and requires a transport license from the IMCA. Certain security measures are applied to the transportation of medical cannabis which vary in accordance with the quantities shipped and where the product is shipped to. For example, shipping cannabis from manufacturers to wholesalers requires armed vehicles and with security personnel while home deliveries require lighter security measures as long as the quantity handles is less than one kilogram.

Export & Import of Pharmaceutical-Grade Cannabis

The State of Israel is bound by the Narcotics Convention, which governs the import and export of cannabis between countries that are a party to the Narcotics Convention. The Narcotics Convention is an international treaty to prohibit the production and supply of specific drugs (nominally narcotic drugs and drugs with similar effects) except under license for specific purposes, such as medical treatment and research. The Commission on Narcotic Drugs and the World Health Organization were empowered to add, remove, and transfer drugs among the Narcotics Convention’s four schedules of controlled substances. The International Narcotics Control Board was authorized to administer controls on drug production, international trade, and dispensation. The United Nations Office on Drugs and Crime was delegated the Board’s day-to-day work of monitoring compliance in each country and working with national authorities to ensure compliance with the Narcotics Convention. The Narcotics Convention has 186 state parties, including all the countries in which we operate and plan to operate.

From an export perspective, in January 2019, the Israeli government approved the export of pharmaceutical-grade cannabis and cannabis-based products. Nevertheless, during the fourth quarter of 2020, the Israeli government, as part of a pilot project to issue export permits for licensed producers, granted us a temporary export permit. The pilot program (as well as our temporary export permit) was set to expire on December 31, 2020, but was subsequently extended to March 2021. The MOH extended the export pilot program multiple times, and it has now entered into its commercial phase. Export from Israel is generally permitted as long as the exporter complies with the regulations of the importing country.

From an import perspective, in January 2020, due to a shortage in the Israeli market of pharmaceutical-grade cannabis, the Israeli MOH and the IMCA expedited the process of approving import licenses of such cannabis, and for the first time ever, pharmaceutical-grade cannabis and cannabis-based products were imported into Israel. In October 2020, the IMCA published a directive that included updated qualifications for a licensee to receive an import license and the guidelines under which such import may take place. From time to time, the MOH revises the guidelines for imports, and the Company has consistently followed all the updates, ensuring a steady flow of imports.

Regulation regarding Cannabidiol (“CBD”)

On December 8, 2020, Israel’s Minister of Health signed a new regulation that removed CBD from the Israeli DDO. For the removal to be completed, the regulation must go before the Knesset’s Committee on Health, Welfare and Labor for a vote and ratification. As the Knesset was dissolved on December 23, 2020, the regulation did not go before the committee. In December 2021, the Minister of Health announced that he had formed a specialists committee to review the effect of removing CBD from the Dangerous Drugs Ordinance. The committee was established with the goal of mapping existing legislation and policies around the world regarding the use and regulation of CBD and applying the information in examining how to implement similar policies within Israel.

The committee also reviewed the quality and quantity of the raw materials used and the concentration levels within the products. The committee examined existing information regarding the safety of such products for general public use, a move that allowed it to determine the risk-management steps that would be needed in legalizing CBD production and use within Israel. The committee recommended to the Health Ministry that CBD be removed from the list of dangerous drugs, provided the maximum concentration of THC in the finished product does not exceed 0.2%.

In August 2022, the MOH published a draft outline of the transition reform from licenses to prescriptions for medical treatment of cannabis (the “Proposed Outline”). On June 13, 2023, the health committee of the Knesset approved The Dangerous Drugs Regulations (Amendment), 2023 (hereinafter referred to as the “Regulations Amendment”), which entail a model change from issuing licenses to prescriptions permits in a number of indications as a first step following the publication of the Proposed Outline. The Regulations Amendment allows accessibility and significant bureaucratic relief for patients in these indications. The purpose of the new prescription model is to enable qualified specialist doctors (excluding general practitioner, family physician, internal physician and pediatrician) to write prescriptions for medical cannabis for patients under the supervision of health care providers (widely known as Kupat Holim), without requiring a usage license from the Ministry of Health.

Intellectual Property

We currently do not hold any patents or patent applications.

Employees

We currently employ twenty-six full-time employees and a fluctuating number of casual staff on an as-needed basis depending on the volume of work during production. We anticipate that we will retain additional full-time employees as we continue to increase production capacity in the Facility. We believe that there are a sufficient number of potential qualified employees available. No employee is a member of any union. We believe our relationship with our employees is satisfactory.

Competition

Because the cannabis market is very saturated, we have significant competition from a number of other companies. These competitors consist of both public and private companies, who are also seeking to market their products in the EU. Many of our competitors have greater resources, both financial and otherwise, than the resources presently available to us. This fact is a significant obstacle to our being able to achieve our growth plans and will require our management team to identify areas we can best compete in to maximize our profitability.

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

We have had a limited operating history in the cannabis industry and our ability to grow sales and achieve profitability is questionable.

As of December 31, 2024, we had an accumulated deficit of $101.2 million and incurred a net loss of approximately $9.9 million on revenues of $820,137 in the year ended December 31, 2024. Our ability to increase our revenues and achieve our plans for growth depends on many factors, which include:

●	successfully implementing our business strategy;
●	increasing revenues; and
●	controlling costs.

There can be no assurance that we will be able to successfully implement our business plan, meet our challenges and become profitable in the future.

Substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the growth stage and is currently seeking business arrangements to expand its product offerings in the medical and recreational cannabis industry and grow its revenue. The Company’s ability to continue as a going concern is dependent upon its ability in the future to grow its revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet its obligations and repay its liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance the operations of the Company; however, there can be no certainty that such funds will be available at terms acceptable to the Company, or at all. These conditions indicate the existence of material uncertainties that may cast significant doubt about the Company’s ability to continue as a going concern.

We started to generate revenue in 2024, but as of December 31, 2024 we had cash of $2,156 and a working capital deficit of $24,733,636 and had negative operating cash flow of $1,697,232 for the year ended December 31, 2024. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of approximately $90,000 per month, we estimate that our cash on hand will not be able to support our operations through the balance of 2025. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. We are currently in discussions with a number of investors who could provide the capital required for our ongoing operations. If we cannot raise the funding that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business will fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

We will need to raise additional funds in the future that may not be available on acceptable terms or available at all.

Until we are able to generate sufficient cash flow from our existing operations, we will need to issue additional debt or equity securities to fund our business and business plan. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders will likely experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

Our actual financial position and results of operations may differ materially from management’s expectations.

We expect to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and our financial condition.. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may decrease.

The Company is reliant on the retention of licenses to produce medical and recreational cannabis products in Canada.

Our ability to grow, store and sell medical and recreational marijuana and cannabis oil in Canada is dependent on retaining the appropriate licenses with Health Canada. Failure to comply with the requirements of any license inspection or failure to retain the appropriate licenses with Health Canada would have a material adverse impact on the future business, financial condition and operating results of the Company.

Although we believe that we meet the requirements of the Cannabis at present, there can be no guarantee that Health Canada will renew the Licenses or, if renewed, that they will be renewed on the same or similar terms or that Health Canada will not revoke the Licenses. Should we fail to comply with the requirements of the Licenses or should Health Canada not renew the Licenses when required or renew the Licenses on different terms or revoke the Licenses, there would be a material adverse effect on our business, financial condition and results of operations.

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

We are subject to changes in Canadian laws, regulations and guidelines which could adversely affect our future business, financial condition and results of operations.

On October 17, 2018, the Canadian federal government legalized the production, distribution and sale of recreational cannabis for adult use under the Cannabis Act (see “Regulatory Overview”). No legal market previously existed for adult recreational use of cannabis in Canada. For this reason, projections for both short and long-term market conditions for the retail of cannabis remain uncertain.

Our operations are subject to various laws, regulations and guidelines relating to the manufacture, management, packaging/labeling, advertising, sale, transportation, storage and disposal of medical and recreational cannabis but also including laws and regulations relating to drugs, controlled substances, health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations and guidelines due to matters beyond our control may cause material adverse effects to our business, financial condition and results of operations.

To date, fresh cannabis, dried cannabis, cannabis oil products, primarily edibles and beverages infused with cannabis are permitted under the Cannabis Act.

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

We may not be able to develop our products which could prevent us from ever becoming profitable.

If we cannot successfully develop, manufacture and distribute our products, or if we experience difficulties in the development process, such as capacity constraints, quality control problems or other disruptions, we may not be able to develop market-ready commercial products at acceptable costs, which would adversely affect our ability to effectively enter the European and Asian cannabis market. A failure by the Company to achieve a low-cost structure through economies of scale or improvements in cultivation and manufacturing processes would have a material adverse effect on our commercialization plans and our business, prospects, results of operations and financial condition.

No assurance of sustainable revenues.

There can be no assurance that we will generate sufficient and sustainable revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history in the cannabis market and the nature of the markets in which we compete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations, and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products and services, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of our products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain decisions regarding pricing, service, marketing or business combinations that could have a material adverse effect on our business, results of operations, and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations, and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We plan to grow through development of sales into the EU and Israel. If we are successful in implementing our plans, we may in the future experience rapid growth, which will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. We intend to utilize outsourced resources, and hire additional personnel, to manage our expected growth and expansion. Failure to successfully manage such growth and development could have a material adverse effect on our business and operations.

We face competition from companies that have significantly greater resources.

The cannabis market is very saturated and we have significant competition from a number of other companies. These competitors consist of both public and private companies, who are also seeking to market their products in the EU. Many of our competitors have greater resources, both financial and otherwise, than the resources presently available to us. This fact is a significant obstacle to our being able to achieve our growth plans and will require our management team to identify areas we can best compete in to maximize our profitability.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in the cannabis market.

The Company’s future success will depend upon its ability to attract and retain key management, including our President/Chief Executive Officer, technical experts and sales personnel. We intend to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. Our inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on our business, results of operations and financial condition. Shortages in qualified personnel or the loss of key personnel limit our ability to develop and market our cannabis-related products. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all.

If we are unable to keep up with technological developments, our business could be negatively affected.

The markets for our products are expected to be characterized by rapid technological change and be highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products will depend significantly upon the technological quality of our products and services relative to those of our competitors, and upon our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. To develop such new products, we will depend upon close relationships with existing customers by leveraging upon their feedback on the quality of our products, our ability to continue to develop and introduce new and enhanced products at competitive prices and in a timely and cost-effective manner and grow the markets that we offer these products. There can be no assurance that we will be able to develop and market our products successfully or respond effectively to the technological changes or new product offerings of our potential competitors. We may not be able to develop the required technologies or products on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, results of operations and financial condition, and.

We may be exposed to significant currency exchange fluctuations.

Our revenues and expenses are expected to be primarily denominated in Canadian dollars (“CAD”) and therefore may be exposed to significant currency exchange fluctuations due to translation to the Company’s reporting currency in United States dollars (“USD”). Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the USD and the CAD may have a material adverse effect on the Company’s business, financial condition and operating results. The Company may, in the future, establish a program to hedge a portion of its foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Company develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

We may be subject to product recalls self-imposed or imposed by regulators for product defects.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. A recall for any of the foregoing reasons would likely lead to decreased demand for our products and could have a material adverse effect on the results of our operations and our financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We are reliant on key inputs, such as water and utilities, and any interruption of these services could have a material adverse effect on our finances and operating results.

Our business is dependent on several key inputs and their related costs including raw materials and supplies related to its growing operations, as well as electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for these key inputs could materially impact our business, financial condition and operating results.

We may be subject to liability claims for damages and other expenses not covered by insurance.

Our business, profitability, and growth prospects could be adversely affected if we are required to pay damages or defense costs in connection with a liability claim that falls outside the scope of our insurance coverage. While we have historically maintained insurance coverage with respect to builder’s risk, general liability, and property, we have not paid any insurance premiums since early 2024. As a result, our current insurance coverage may have lapsed or may not be sufficient to cover potential claims. There is no assurance that we will be able to reinstate or obtain insurance in the future in amounts, or at a cost, that would enable us to be adequately protected. Additionally, if our insurance costs or claim-related expenses increase, our operating cash flows may be negatively impacted. Further, market rates for insurance premiums and deductibles have been steadily increasing, which may further limit our ability to secure adequate insurance coverage going forward.

We operate within the cannabis industry, which might result in additional difficulties and complexities associated with obtaining adequate insurance coverage.

At the date of this report, we have secured insurance coverage with respect to builder’s risk, general liability and property. We have not yet secured insurance coverage with respect to workers’ compensation, directors’ and officers’ insurance, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate; and, because we are engaged in and operate within the cannabis industry, there might be exclusions and additional difficulties and complexities associated with obtaining such insurance coverage that could cause us to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. There is no assurance that we will be able to obtain and utilize such insurance coverage, if necessary.

The cultivation of cannabis includes risks inherent in an agricultural business including the risk of crop loss, sudden changes in environmental conditions, equipment failure, product recalls and others.

Our business involves the growing of medical and recreational marijuana. Such business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although we expect that any such growing will be completed indoors under climate-controlled conditions, there can be no assurance that natural elements will not have a material adverse effect on future production. The Company depends on a single facility for cannabis production, and any disruption to operations at this location cannot be offset by an alternative production site. As a result, any loss in production could materially impact the Company’s ability to meet demand and fulfill its business objectives.

The cultivation of cannabis involves a reliance on third party transportation which could result in supply delays, reliability of delivery and other related risks.

For our customers to receive their product, we rely on third party transportation services. This can cause logistical problems with and delays in patients obtaining their orders and cannot be directly controlled by the Company. Any delay by third party transportation services may adversely affect the Company’s financial performance. Moreover, security of the product during transportation to and from the Company’s facilities is critical due to the nature of the product. A breach of security during transport could have material adverse effects on the Company’s business, financials and prospects. Any such breach could impact the Company’s future ability to continue operating under its licenses or the prospect of renewing its licenses.

We are reliant on information technology systems and may be damaged by cyber-attacks.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with our operations. Our operations depend, in part, on how our suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cyber-attacks, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenditures. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

We may be subject to breaches of security at our Canadian facility, or in respect of electronic documents and data storage and may face risks related to breaches of applicable privacy laws.

Given the nature of the Company’s product and its lack of legal availability outside of channels approved by the Government of Canada, as well as the concentration of inventory in our facilities, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft. A security breach at our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing the Company’s products.

A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition and results of operations.

We may in the future be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, results of operations, cash flows, and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, privacy, securities, tax, labor and employment, health and safety, our direct distribution model, environmental claims, commercial disputes, corporate, and other matters that could adversely affect our business, results of operations, cash flows, and financial condition. In the ordinary course of business, we have been the subject of complaints or litigation, including claims.

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant, even if we achieve favorable outcomes. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify, make temporarily unavailable, or stop manufacturing or selling our vehicles in some or all markets, all of which could negatively affect our sales and revenue growth and adversely affect our business, prospects, results of operations, cash flows, and financial condition.

The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurances that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations, cash flows, and financial condition. In addition, the threat or announcement of litigation or investigations by governmental authorities or other parties, irrespective of the merits of the underlying claims, may itself have an adverse impact on the trading price of our securities.

Risks Related to the Regulatory System and Business Environment for Cannabis

The expansion of the medical and recreational cannabis industry may require new clinical research into effective medical therapies.

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Given these risks, uncertainties and assumptions, investors should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Prospectus or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to medical and recreational cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition and results of operations.

Under Canadian regulations, a licensed producer of cannabis may have restrictions on the type and form of marketing it can undertake which could materially impact sales performance

The development of our business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by Health Canada or U.S. regulatory authorities. The regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, our sales and operating results would be adversely affected.

Publicity or consumer perception may influence our business.

We believe the recreational and medical and recreational cannabis industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products.

There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market generally, any particular product or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations and financial condition. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on our company, the demand for our products, and our results of operations, and financial condition. Adverse publicity reports or other media attention regarding the safety, efficacy and quality of medical and recreational cannabis in general, or the Company’s products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Regulatory scrutiny of our industry may negatively impact our ability to raise additional capital

Our business activities rely on newly established and/or developing laws and regulations in Canada and other jurisdictions in which we intend to operate. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect our profitability or cause us to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by Health Canada and other regulatory bodies. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding our industry may adversely affect our business and operations, including without limitation, the costs to remain compliant with applicable laws and the impairment of its ability to raise additional capital, which could reduce, delay or eliminate any return on investment in our company.

Marijuana remains illegal under U.S. federal law.

Our activities are, and will continue to be, subject to evolving regulation by governmental authorities. The legality of the production, cultivation, extraction, distribution, transportation and use of cannabis differs among states in the United States. Marijuana remains a Schedule I drug under the Controlled Substances Act, making it illegal under federal law in the United States to, among other things, cultivate, distribute, use or possess cannabis in the United States. In those states in which the cultivation, production, extraction, distribution, transportation, possession or use of marijuana has been legalized, these actions continue to be a violation of federal law pursuant to the Controlled Substances Act. Due to the current regulatory environment in the United States, new risks may emerge; management may not be able to predict all such risks.

Since federal law criminalizing the cultivation, production, extraction, distribution, transportation, possession or use of marijuana pre-empts state laws that legalize such actions, enforcement of federal law regarding marijuana is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition. Any proceedings brought against Vireo under federal law may materially, adversely affect our operations and financial performance.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. There can be no assurance that the federal government will not enforce federal laws relating to marijuana and seek to prosecute cases involving marijuana businesses that are otherwise compliant with state laws in the future.

Risks related to our common stock and its market value:

We have limited capitalization and will require financing, which may not be available.

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

Historically our common stock has traded on the OTC Markets under the symbol “CPMD.” However, as of the filing of this Report, our common stock has been relegated to being only traded on the “expert market”. We expect with our filing of this Report, our common stock will resume trading on the OTC Markets. Until that time however, our shareholders will experience difficulty trading our common stock. Even when we were current in our reports, the trading activity of our common stock is volatile and may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to affect transactions in the securities. Even if an investor finds a broker willing to affect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common stock.

We may be subject to heightened scrutiny by United States and Canadian authorities, which could ultimately lead to the market for our Common Stock becoming highly illiquid and our shareholders having no ability to effect trades

Currently, our common stock is listed on the OTC Markets in the United States. Our business, operations, and investments in the United States, and any such future business, operations, or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository (clearing and settling trades in the Canadian equity, fixed income, and money markets), would refuse to settle trades for cannabis issuers that have investments in the United States. However, CDS has not implemented this policy.

On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the Canadian Securities Exchange, the Toronto Stock Exchange (“TSX”) and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Canadian securities exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States. Even though the MOU indicated that there are no plans to ban the settlement of securities through CDS, there can be no guarantee that this approach to regulation will continue in the future. If such a ban were implemented at a time when our common stock is listed on a Canadian stock exchange, it would have a material, adverse effect on the ability of holders of shares to make and settle trades.

Existing shareholders may be diluted to the extent we raise additional funds through additional equity financings

We continue to sell shares and issue notes convertible into shares for cash to fund operations, capital expansion, mergers and acquisitions that will dilute the current shareholders. There is no guarantee that the Company will be able to achieve its business objectives. The continued development of our company will require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or our going out of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

If additional funds are raised through issuances of equity or convertible debt securities, existing shareholders will suffer dilution, which in some cases may be significant, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of common stock. Our articles of incorporation permit the issuance of 300,000,000 shares of common stock, and shareholders have no preemptive rights in connection with further issuances. The directors of the Company have discretion to determine the price and the terms of further issuances. In addition, from time to time, we may enter into transactions to acquire assets or the shares of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase our debt levels. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We will require additional financing to fund our operations to the point where we generate positive cash flow. Negative cash flow may restrict our ability to pursue our business objectives.

Our stock price has undergone a great deal of volatility, including a significant decrease over the past few years. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them

From January 1, 2024 through the date of this Report, the price per share of our common stock has ranged from a high of $0.020 to a low of $0.001. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Recent declines in the market price of our common stock have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common stock may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many stockholders have been or may become unable to resell their shares at or above the price at which they acquired them.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and National Association of Securities Dealers Automated Quotations (“NASDAQ”) are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and an Audit Committee Charter, we have not yet adopted any of the other corporate governance measures, and, since our securities are not currently listed on a national securities exchange or NASDAQ, we are not currently required to do so. If our common stock becomes listed, we will be required to adopt these other corporate governance measures, and we intend to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2024, the management of our company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded, during the year ended December 31, 2024, that the Company’s internal controls and procedures were effective to detect the inappropriate application of U.S. Generally Accepted Accounting Principles (“US GAAP”). A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A - Controls and Procedures.

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

Because our current directors, executive officers, and preferred stockholders beneficially own or control 35.8% of our fully diluted shares of common stock, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of subscribers in our private placements

Our current directors and our executive officers beneficially own or control approximately 35.8% of our fully diluted shares of common stock as of December 31, 2024. Additionally, the holdings of our directors, and executive officers, and preferred stockholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted stock grants, options, or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons, irrespective of how the Company’s other stockholders vote, may have significant influence over and may control corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election our directors;
•	to amending or preventing the amendment of our Articles of Incorporation or By-laws;
•	effecting or preventing a transaction, sale of assets, or other corporate transaction; and
•	controlling the outcome of any other matter submitted to our stockholders for vote.

Such persons' stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our articles of incorporation allow our board to create new series of preferred stock without approval by our stockholders, which could adversely affect the rights of the holders of our common stock

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock granting holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to redemption of the shares, together with a premium prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

Our management, represented by Director, Rick Orman, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance, including integration of cybersecurity risk considerations into our overall risk management strategy and communication of key priorities to relevant personnel. Management is responsible for cybersecurity-related matters including approval of processes; review of assessments and other matters; evaluation of potential impact of incidents to determine materiality based on the nature and scope of the incident and any impact to operations, assets, or reputation; and response to incidents, including reporting certain incidents to the audit committee. The audit committee receives periodic reports from management, including our acting Chief Executive Officer concerning any cybersecurity threats and risks considered to be significant and the processes we have implemented to address them.

ITEM 2 - PROPERTIES

Our executive offices are located at 302, 3204—Rideau Place SW., Calgary, Alberta, Canada T2S 1Z2. Our growing facility which is located in Cremona, Alberta is subject to a 20-year operating lease that will expire in 2042. We utilize this 55,000 square foot facility for growing, drying and packaging of our cannabis products. Lease payments for the growing facility are subject to annual increases, beginning at $82,500 CAD per month in 2022, the year the lease commenced, and increasing to $207,991 CAD per month by 2041. We believe these facilities are sufficient for our current business purposes.

ITEM 3 - LEGAL PROCEEDINGS

Ataraxia Canada, Inc.

As part of our acquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, we assumed an action filed against AMS by Ataraxia Canada, Inc. (“Ataraxia”), alleging breach of contract, specifically, breach of a non-binding term sheet providing for Ataraxia to acquire controlling interest in AMS. Ataraxia is seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia, as plaintiff, and circulated to AMS, as defendant, on August 2, 2018, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

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

We are currently reviewing two separate situations with our legal counsel in order to ascertain whether we have claims against Steven Barber arising out of his default of the Consulting Agreement we entered into as part of the AMS acquisition and various claims against Gary Herick, a former officer and director. In January 2020, we received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with us. We are currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but we do not believe that these situations present a probability of material risk and therefore a loss contingency is not reflected in our consolidated financial statements.

Bristol Capital Investors, LLC

On April 15, 2021, Bristol Capital Investors, LLC (“BCI”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRX Inc. and Does 1 - 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CPMD breached the Amended and Restated Limited Liability Company Membership Purchase Agreement it had entered into with BCI to purchase BCI’s interest in Ramon Road Production Campus, LLC, a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. We intend to vigorously defend against BCI’s lawsuit. The parties conducted a court-ordered mediation and are engaging in on-going discussions.

We do not believe that these situations present a probability of material risk and therefore a loss contingency is not reflected in our consolidated financial statements.

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by us to assist with fiscal year 2022 Finance Backfill and Diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to us. We acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed.

Former Executives

In July 2024, two former executives of the Company, John Cassels and Andrew Steedman, filed a lawsuit against our Company in Calgary at the Court of King’s Bench of Alberta alleging wrongful termination with back pay due to them in the amount of $3 million, damages of an undisclosed monetary amount, and other claims of misconduct. We have engaged legal counsel to resolve these matters. In the meantime, we are working to settle the matters with both Mr. Steedman and Mr. Cassels.

As of December 31, 2024, management has assessed the likelihood of an unfavorable outcome as reasonably possible but not probable. The Company has not recorded an accrual for this matter because a reasonable estimate of potential loss cannot be determined at this time; however, the Company has included an accrual of approximately $887,000 in our financial statements for unpaid salaries to Mr. Cassels and Mr. Steedman for the period from April 2019 through June 2023. The Company continues to monitor this matter closely and will update its assessment as additional information becomes available.

In 2019, we completed the filing of the Company's financial statements with the British Columbia Securities Commission and the Alberta Securities Commission, and we were in the process of completing an application to list our common stock on the Canadian Stock Exchange. We received a Failure-to-File Cease Trade Order (FFCTO) issued under National Policy 11-207. We are currently discussing the FFCTO with the British Columbia Securities Commission.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Due to our delinquency in filing some of our required SEC reports, our common stock is only traded on the OTC “Expert Market” under the trading symbol “CPMD.” This significantly reduces the trading volume and ability to trade our common stock. As a result, current shareholders may not be able to liquidate their holdings of common stock in a timely manner, if at all. If our common stock returns to trading on the OTC Markets, there may be excessive pent-up demand to sale our common stock and the trading price of our common stock would be subject to significant fluctuations. There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of shares of our common stock may also be restricted under the securities or blue-sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our Common Stock as reported on the pink sheets for the periods indicated:

Fiscal 2024	High	Low

First Quarter	$0.020	$0.001
Second Quarter	0.019	0.010
Third Quarter	0.014	0.007
Fourth Quarter	0.011	0.003

Fiscal 2023	High	Low

First Quarter	$0.014	$0.008
Second Quarter	0.011	0.007
Third Quarter	0.014	0.009
Fourth Quarter	0.014	0.001

Holders

As of the date of this report, there were 662,501,405 shares of our common stock outstanding, which were held by 320 stockholders of record, not including those persons holding shares in “street name.”

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

Securities authorized for issuance under equity compensation plans

We did not have any equity compensation plans approved by shareholders at December 31, 2024.

Recent sales of unregistered securities

During the year ended December 31, 2024, we issued the following restricted shares of common stock:

•	204,353,254 shares of common stock valued at $1,570,354 were issued to three persons upon the conversion of convertible notes.
•	10,000 shares of Series A Preferred Stock were converted to 12,500,000 shares of common stock by one person.
•	4,895,849 shares of common stock were issued upon the exercise of 5,000,000 warrants by one person.
•	Issued $294,000 in new convertible notes to accredited investors with interest rates from 12% to 24% and converted $134,910 of the outstanding convertible notes into 204,353,254 shares of common stock.
•	Entered into two additional notes payable agreements for $50,000 and $70,000, respectively, with a second private individual, each bearing interest at 10% per annum, the $50,000 note payable maturing on May 10, 2024 and the $70,000 note payable on May 31, 2024.
•	Entered into an additional note payable agreement for $50,000 with a third private individual, bearing interest at 15% per annum, maturing on April 14, 2025.

Issuer purchases of equity securities

We did not purchase any of our securities during the year ended December 31, 2024.

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the period as at and for the years ended December 31, 2024 and 2023 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We were originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. Since then, we have focused our business efforts on evaluation, negotiation, acquisition, and development of cannabis cultivation projects in Canada.

On January 6, 2022, we entered into a 20-year operating lease with Formosa Mountain Ltd. for the use of a leased facility located in Cremona, Alberta, Canada. We recommissioned the 55,000 square foot facility into a new indoor cannabis farm with 11 growing rooms and 1 drying and packing room during 2022. The Facility currently operates 5 of these growing rooms and the drying and packing room and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate all the 11 growing rooms.

We received an operating license from Health Canada on December 9, 2022, and a cannabis license from the CRA on December 22, 2022. Under the new license, we commenced cannabis production during the year ended December 31, 2023 and began to make sales in 2024.

Going concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the year ended December 31, 2024, the Company reported $820,137 (2023 - $nil) in revenue and a working capital deficiency of $24,733,636 (2023 - $17,532,490).

The Company’s deficit of $101,184,142 as of December 31, 2024 indicates substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

Results of operations

Revenue

During the years ended December 31, 2024 and 2023, the Company reported revenue of $820,137 and $nil, respectively. Product sales of medical cannabis commenced during 2024 and therefore the Company reported no revenue in the prior year.

Cost of goods sold

During the years ended December 31, 2024 and 2023, the Company reported cost of goods sold of $3,755,064 and $nil, respectively. Product sales commenced during 2024. Included in cost of goods sold for the year ended December 31, 2024 is on impairment of inventory of $1,884,864, primarily due to lower net realizable value attributed to early batches of cannabis product as a result of suboptimal THC levels.

Gross loss

During the years ended December 31, 2024 and 2023, the Company reported a gross loss of $2,934,927 and $nil, respectively. The gross loss in 2024 is primarily due to the Company’s ongoing optimization of production processes, which led to higher production costs that were not recovered through sales. Furthermore, product pricing was set below market levels due to suboptimal THC levels, further impacting profitability.

Operating expenses

The summary of the Company’s operating expenses for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Amortization and depreciation	$-	$127,847
General and administrative	116,640	703,596
Payroll and consulting fees	114,798	412,083
Professional fees	435,511	334,979
Rent	4,381	2,599
	$671,330	$1,581,104

During the years ended December 31, 2024 and 2023, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll land consulting fees, and legal and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the year ended December 31, 2024 were $671,330 compared to operating expenses of $1,581,104 in the comparable period, a decrease of $909,774. The decrease is primarily attributable to the following:

•

A $586,956 decrease in general and administrative expenses primarily due to a reduction in advertising and promotion expenditures, an overall decrease in discretionary and extraneous spending, and due to the capitalization of certain production-related expenses into inventory.

•

A $297,285 reduction in payroll and consulting fees primarily due to a change in management which resulted in a reduction in payroll accruals for officers, and the allocation of a portion of the payroll and consulting expenses to inventory in the current year to align more closely with the work completed and services provided related to production of goods.

The decrease was partly offset by increases in the following expense:

•	A $127,847 decrease in amortization and depreciation expense due to the capitalization of amortization and depreciation expense as inventory.
•	A $100,532 increase in professional fees due to higher accounting fees associated with the additional accounting activities required for the product sales that began during 2024.

Other income (expenses)

The summary of the Company’s other income (expense) for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Change in the fair value of derivative conversion feature	$105,064	$(255,520)
Change in the fair value of obligation to issue shares	(3,449,789)	401,778
Gain on loan dissolution	-	7,547,905
Interest expense	(2,264,095)	(1,690,924)
Loss on extinguishment of debt	(690,712)	(654,919)
Loss on impairment of investment	-	(78,760)
	$(6,299,532)	$5,269,560

Other expense was $6,299,532 for the year ended December 31, 2024 compared to other income of $5,269,560 in the prior year, resulting in an increase in expense of $11,569,092. The change is primarily attributable to the following:

•	A $360,584 increase in the fair value of derivative conversion feature primarily due to fluctuations in market conditions and changes in underlying assumptions used in valuation of the derivative conversion feature of convertible notes
•	A $3,851,567 decrease in the fair value of obligation to issue shares was primarily due to fluctuations in the Company's stock price and other assumptions affecting the value of the obligation related to the LTB transaction (Note 6).
•	A $573,171 increase in interest expense primarily due to additional interest expense recognized on the lease for the Facility during the current year.
•	During the prior year, there was a $7,547,905 gain on loan dissolution related to the statute of limitations expiry on claims related to the AMS promissory note (Note 8). No such gain on loan dissolution was recognized for the year ended December 31, 2024.

Net income (loss)

As a result of the foregoing, during the year ended December 31, 2024, we incurred a net loss of $9,905,789 or $0.02 per share compared to net income of $3,688,456 or $0.01 in the prior year.

Liquidity and capital resources

During the year ended December 31, 2024, we:

•	Issued $294,000 in new convertible notes to accredited investors with interest rates from 12% to 24% and converted $134,910 of the outstanding convertible notes into 204,353,254 shares of common stock.
•	Entered into two additional notes payable agreements for $50,000 and $70,000, respectively, with a second private individual, each bearing interest at 10% per annum, the $50,000 note payable maturing on May 10, 2024 and the $70,000 note payable on May 31, 2024.
•	Entered into an additional note payable agreement for $50,000 with a third private individual, bearing interest at 15% per annum, maturing on April 14, 2025.

During the year ended December 31, 2023, we issued $213,750 in new convertible debentures to accredited investors with 12-month terms to maturity and interest rates between 10% and 12% and converted $222,096 of the outstanding convertible notes into shares of common stock.

The summary of the Company’s cash flows for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Cash used in operating activities	$(1,697,232)	$(2,274,452)
Cash used in investing activities	-	(80,634)
Cash provided by financing activities	1,698,738	2,353,419
	$1,506	$(1,667)

As of December 31, 2024, the Company had $2,156 in cash as compared to $650 in the previous year.

Cash used in operating activities for the year ended December 31, 2024 decreased by $577,220 compared to the prior year, due to management’s efforts to increase inventory turnover and improve working capital management.

Cash used in investing activities for the year ended December 31, 2024 decreased by $80,634 compared to the prior year due to no purchase of property, plant and equipment in the current year.

Cash provided by financing activities for the year ended December 31, 2024 decreased by $654,681 compared to the prior year primarily due to no proceeds from related party loans and a reduction of approximately $250,000 in proceeds from convertible notes, offset by $1,500,000 increase in proceeds from secured notes payable.

Related party transactions

Loan payable - related party

As at December 31, 2024, the loan payable - related party is as follows:

•	A $12,818 interest-free loan from PLC International Investments Inc., a Company owned by Dominic Colvin, who currently serves as a director of the Company;
•	A $450,000 promissory note entered into on November 22, 2023 with Mr. Tal, a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 6). The promissory note bears interest at 13% per annum and matures on November 22, 2024. During the year ended December 31, 2024, the Company recorded interest payable of $50,047 (2023 - $6,251) on the promissory note.

Convertible notes

As at December 31, 2024, $212,555 (December 31, 2023 - $231,250) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the year ended December 31, 2023, Mr. Tal did not convert any of the convertible notes into shares of common stock of the Company. During the year ended December 31, 2024, Mr. Tal converted $18,695 (2023 - $nil) of the convertible notes into 23,368,212 (2023 - nil) shares of common stock of the Company.

Obligation to issue shares

As at December 31, 2024, the Company has an obligation to issue an additional 150,799 (December 31, 2023 - 48,052) Class C preferred shares to Mr. Tal as part of the LTB transaction (Note 6), valued at $1,827,005 (December 31, 2023 - $102,110).

Rent

Effective February 1, 2023, the Company entered into a lease agreement to lease an office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, the chairman of the Company’s board of directors, is related. During the year ended December 31, 2024, the Company incurred rent expense of $4,381 (2023 - $2,599).

The related party liabilities as at December 31, 2023 also comprised of promissory notes from Koze Investments LLC (“Koze”), a company partially owned by Elliot Zemel, who is a shareholder of the Company and a separate note from Mr. Zemel himself. The Company also has lease liabilities from a lease agreement with Formosa Mountain Ltd., a company managed by Mr. Zemel. The shareholder was previously not considered to be a related party of the Company.

Subsequent events

On March 31, 2025, Elliot Zemel was appointed as a director of the Company (Note 13). The Company has $68,555 in convertible debt and $2,825,000 in promissory notes with Koze Investments LLC, a company partially owned by Mr. Zemel, and a lease with Formosa Mountain Ltd., a company managed by Mr. Zemel. The Company has not made any lease payments since lease inception and the unpaid lease balance as at year ended December 31, 2024 was $3,037,910 (December 31, 2023 - $2,479,586). Additionally, Mr. Zemel pays for certain of the Company’s operating expenses on an ongoing basis. As at December 31, 2024, amounts payable to Mr. Zemel were $3,382,380 towards advances for ongoing operating expenses.

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

Recently issued accounting pronouncements

Management have reviewed recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements will have a material impact on our financial condition or the results of our operations.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024, at reasonable assurance levels.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting as follows:

•

Due to recent management and staff turnover, accurate information and records were not consistently maintained within our records and there were instances where documentation to support certain transactions was difficult to obtain or unobtainable. These deficiencies represent a material weakness in our internal control over financial reporting.

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of December 31, 2024. We are in the process of developing and implementing remediation plans to address the material weakness described above.

ITEM 9B - OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the directors and executive officers of the Company. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dominic Colvin	Director, Former CEO	57	April 2018
Richard D. Orman	Director	76	April 2019
Anthony Panek	Director	39	August 2023
Oliver Foeste	CFO	49	September 2023
Elliot Zemel	Director	40	March 31, 2025
Constantine Nkafu	Interim CEO and Director	49	September 2024

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

Biographies

Dominic Colvin

Mr. Colvin was appointed as the Company’s CEO, President and a Director in April 2018. He resigned from his position as CEO and President on May 30, 2023, but remains a Director of the Company. Mr. Colvin is also the President at PLC Investments, Inc (an investment advisory firm). Additionally, he held the position of Director & Vice President-Operations at Cobalt Coal Ltd. from 2009 to 2010. He also worked as the Senior Vice President-Business Development at Renewable Power & Light Plc.

Constantine Nkafu

Mr. Nkafu was appointed interim CEO on September 7, 2024 and appointed as a Director on March 31, 2025. Mr. Nkafu holds a Master of Science in Pharmaceutical Sciences from the London Metropolitan University, London, United Kingdom and has extensive experience in the Pharmaceutical, Cannabis, and Medical Device industries. He has supported submissions to the Food and Drug Administration, Health Canada and other jurisdictions. Mr. Nkafu’s roles in Quality and Regulatory affairs have given him insight into how to set up and run complex operations and meet both customer and regulatory requirements for a given jurisdiction. As CEO, Mr. Nkafu ensures the operations are meeting all the requirements by fostering healthy relationships between employees and providing the necessary guidance to make sure the company is meeting corporate objectives. Since 2020, Mr. Nkafu has held the position of Principal Consultant of NEC Consulting and has successfully led operations from start-up to becoming fully operational.

Richard D. Orman

Mr. Orman was appointed as a Director of our Company in April 2019. In addition, he is currently the President of PLM Consultants, LTD, Calgary, Alberta, Canada, a privately held business consulting Company, a position he has held since 1982. In 1986, Mr. Orman was elected to the Legislative Assembly of Alberta and was appointed to the provincial cabinet as Minister of Career Development and Employment. In 1988, he was appointed Minister of Labor. He was re-elected in 1989 and was then appointed Minster of Energy. He has over 35 years of experience with publicly traded companies in Canada, including Chairman and CEO of Kappa Energy Company, Inc., from 1994 to 2001, a director of Vanguard Oil Corp. from 1998 through 2001, and Executive Vice Chairman of Exceed Energy Company, Inc. from 2003 through 2005, Each of the aforesaid companies had their securities traded on the Toronto Stock Exchange. In addition, he was Vice Chairman of Novatel Inc., a Company traded on NASDAQ from 2004 through 2007 and from 2007 through 2011 he was the lead director of Daylight Energy Ltd, also traded on the TSX. From 2015 through February 2019, he was a consultant and senior counsel at Canadian Strategy Group, a government relations firm located in Edmonton, Alberta. In 2012 he was elected to the Board of Directors and currently serves as Chairman of the Board of Wescan Energy Corp. a Company traded on the TSX. In 2016 he was elected and currently serves as an independent non-executive director of Persta Resources, Inc., a Company traded on the Hong Kong Stock Exchange. Mr. Orman received a Bachelor of Arts degree with honors from Eastern Washington University in 1971.

Oliver W. Foeste

Mr. Foeste, CPA, CA was appointed as the Company’s CFO on October 13, 2023. He brings more than a decade of financial reporting and executive experience across sectors including resource-based, construction, manufacturing, technology and real estate. He founded Invictus Accounting Group LLP (“Invictus”) in 2012, a professional accounting firm in Vancouver, British Columbia, Canada and has been the Managing Partner of the firm since then. Invictus specializes in providing business advisory, financial and technical advisory, and practice management. He has assisted with CFO services, IFRS conversions, US GAAP reporting, outsourced controllership, income tax provisions, multi-jurisdiction consolidations, and financial and accounting solutions for large and small clients. Previously, Oliver held senior management and executive positions in multinational and small capitalization companies listed in Canada and the US at Deloitte, where he led audit and assurance engagements for private and public companies, and at Walsh King Chartered Accountants where he prepared tax returns and financial statements for private clients.

Anthony Panek

Mr. Panek, age 39, is a corporate mergers and acquisitions attorney and venture capital investor with expertise in capital raising formation and growing businesses. He has worked with private equity and venture capital funds to allocate capital to emerging growth companies and works with emerging growth companies, both public and private, to raise capital and acquire assets and corporate talent. He has been an investor in many emerging growth companies and private funds investing in similar companies. He works with companies from a business and legal perspective to navigate and manage growth challenges facing emerging growth companies and helping companies complying with their SEC reporting obligations. He completed the Venture Capital Certificate Program at Startup@Berkeley Law and an LLM in Securities and Financial Regulation. Mr. Panek is the partner at Fabian Vancott, a full-service business law firm based in Salt Lake City, Utah since April 2019. Mr. Panek was selected to serve on the Company’s Board based upon his experience as an attorney and venture capital and private equity investor helping emerging companies raise capital, comply with SEC reporting and governance requirements, and his work with other cannabis companies.

Elliot Zemel

Mr. Zemel, age 40, was appointed as a director on March 31, 2025. Mr. Zemel has operated multiple businesses including healthcare, e-commerce, and real estate management for over 13 years. He has been investing in both real property and venture capital as a Limited Partner and General Partner for over 20 years and has a penchant for identifying breakthrough companies. Mr. Zemel has networks and international distribution channels in the cannabis industry.

Family relationships

There are no family relationships between and among any of our directors or executive officers.

Involvement in certain legal proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Insider Trading Policy

Our insider trading policy as part of our code of ethics (the “Insider Trading Policy”) governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.

Committees of the Board

Our Board of Directors held no formal meetings in the year ended December 31, 2024. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the Company.

Board nominations and appointments

In considering whether to nominate any particular candidate for election to the Board of Directors, we will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our stockholders. The Board of Directors plans to evaluate biographical information and interview selected candidates in the next fiscal year and also plans to consider whether a potential nominee would satisfy the listing standards for “independence” of the NASDAQ and the SEC’s definition of “audit committee financial expert.” The Board of Directors does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regard to the consideration of director candidates recommended by our stockholders, however, stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to 302, 3204—Rideau Place SW., Calgary, Alberta, Canada T2S 1Z2. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number. The name of any specific intended recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, and we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of directors

In January 2019, the Board authorized and approved a monthly director fee of $10,000 (CAD) for each director. Fees were accrued up to June 30, 2023, at which time the Board determined that monthly director fees would no longer be paid to directors. As of December 31, 2024, the Company owed $1,135,632 in unpaid director fees, which includes $502,359 owed to former directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

Board of Directors

Our board of directors currently consists of five members. Our bylaws permit our board of directors to establish by resolution the authorized number of directors, and five directors are currently authorized.

Director independence

Under the rules of the national securities exchanges, a majority of a listed Company’s board of directors must be comprised of independent directors, and each member of a listed Company’s audit, compensation, and nominating and corporate governance committees must be independent as well. Under the same rules, a director will only qualify as an “independent director” if that Company’s board of directors affirmatively determines that such director has no material relationship with that Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with that Company. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by the NYSE, NASDAQ, and the SEC.

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

Our board of directors has determined Mr. Orman is an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules.

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

Indemnification of directors and officers

Our articles of incorporation provide that we shall, to the fullest extent permitted by the laws of the State of Delaware, indemnify our directors, officers and certain other persons. Our bylaws provides that our directors, officers and certain other persons shall be indemnified and held harmless by us to the fullest extent permitted by the laws of the State of Delaware.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2024, none of our directors, executive officers or greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

General philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive compensation

The following summary compensation table indicates the cash compensation earned from the Company during the years ended December 31, 2024 and 2023 for our named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4) ($)	Total ($)
Dean Medwid, Former CEO (1)	2024	76,145	-	-	-	-	-	-	76,145
	2023	138,600	-	-	-	-	-	-	138,600
Constantine Nkafu, Interim CEO (2)	2024	29,292	-	-	-	-	-	-	29,292
	2023	-	-	-	-	-	-	-	-
Oliver Foeste, CFO (3)	2024	-	-	-	-	-	-	99,837	99,837
	2023	-	-	-	-	-	-	18,464	18,464

(1)	Mr. Medwid resigned from the position on September 1, 2024.

(2)	Mr. Nkafu was appointed as interim Chief Executive Officer on September 7, 2024.

(3)	Mr. Foeste was appointed as Chief Financial Officer of the Company on October 13, 2023.

(4)	Professional fees paid to Invictus, a company to which Mr. Foeste is Managing Partner. Invictus provides part-time CFO, controllership, accounting, and tax services for the Company.

Key employee employment agreements

The Company has a services agreement with Invictus, a company to which Oliver Foeste is Managing Partner, to provide part-time CFO, financial reporting, and bookkeeping services. The agreement is dated July 25, 2023 with an initial estimated fee range of $4,000 to $7,500 per month, with fees ultimately subject to time and materials based on expanding/contracting requirements of the Company.

The Company entered into an employment agreement with Constantine Nkafu to serve as Interim CEO, effective September 7, 2024 for oversight of the Company’s day-to-day operations during the transition period until a permanent CEO is appointed.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of our common stock as of March 31, 2025 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of December 31, 2024, there were 662,501,405 shares of common stock outstanding, 74,416 shares of Series A Preferred Stock convertible into 93,020,000 shares of common stock, 455,000 shares of Series B Preferred Stock convertible into 455,000 shares of common stock, and 100,000 Series C Preferred Shares convertible into 125,000,000 shares of common stock, for a total of 880,976,405 fully diluted shares of common stock. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner	Common Stock		Series A Preferred		Series C Preferred		Combined Voting Power(2)
	#	% of class	#	% of class	#	% of class	%

Directors and Executive Officers:

Dominic Colvin via PLC International Investments, Inc. Suite 206, 1180 Sunset Drive Kelowna, BC V1Y 9W6	1,004,454	*	8,715,000	9.37	-	-	1.11
Richard D. Orman 302, 3204 Rideau Place SW Calgary, B T2S 1Z2	625,725	*	-	-	-	-	*
Elliot Zemel Koze Investments, LLC(1) 327 N. Formosa Ave, Los Angeles, CA, 55402	21,464,986	3.25	-	-	62,500,000	50.00	4.99
All directors and executive officers as a group (3 individuals)	23,095,165	3.50	8,715,000	9.37	62,500,000	50.00	6.17

5% or Greater Shareholders of CannaPharmaRX Inc.:
None

*	Denotes less than 1%

(1)	Under the terms of the LTB transaction, Koze Investments, LLC (“Koze”) and Mr. Amir Tal were issued (i)13,612,481 warrants entitling the holder to purchase one share of common stock of the Company at $0.02 per share until November 22, 2028; (ii) a $1,500,000 promissory note payable to Koze and Mr. Tal; (iii) a $1,500,000 promissory note payable to Koze; (iv) 50,000 Series C Preferred Shares, each convertible into 1,250 shares of common stock, to each of Koze and Mr. Tal. In addition, neither Koze nor Mr. Tal are permitted to, at any time, own more than 4.99% of the outstanding shares of common stock of the Company. As such, at any given time, the combined voting power of Koze Investments, LLC and Mr. Tal are each 4.99%.

(2)	Percentage of total voting power represents voting power with respect to all shares as a single class. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2024 that are expected to vest and settle within 60 days of December 31, 2024 are deemed to be outstanding and to be beneficially owned by the person holding such stock options for purposes of computing the percentage ownership of that person but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

As of December 31, 2024, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any of the Company’s executive officers and directors or controlling shareholders had or will have a direct or indirect material interest.

Named executive officers and current directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

Related party transactions

The summary of the Company’s related party liabilities as at December 31, 2024 and 2023 is as follows:

	2024	2023

Accounts payable and accrued liabilities	$2,070,057	$2,027,693
Accrued interest	56,298	-
Loan payable - related party	462,818	2,155,484
Convertible notes	212,555	231,250
Liability for right-of-use building, current portion	-	754,608
Liability for right-of-use building	-	5,170,531
Obligation to issue shares of common stock	1,827,005	102,110
Total loan payable, related parties	$4,628,733	$10,441,676

Accounts payable and accrued liabilities

As at December 31, 2024, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	$89,392 (December 31, 2023 - $797) to Invictus Accounting Group LLP (“Invictus”), a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company. During the year ended December 31, 2024, the Company incurred professional expenses with Invictus of $180,899 (2023 - $22,683).
•	$319,279 (December 31, 2023 - $319,279) to Mr. Orman, chairman of the Company’s board of directors, for unpaid directors’ fees for 2021 through 2023.
•	$1,661,386 (December 31, 2023 - $1,707,617) to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.

Loan payable - related party

As at December 31, 2024, the loan payable - related party is as follows:

•	A $12,818 interest-free loan from PLC International Investments Inc., a Company owned by Dominic Colvin, who currently serves as a director of the Company;
•

A $450,000 promissory note entered into on November 22, 2023 with Mr. Tal, a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 6). The promissory note bears interest at 13% per annum and matures on November 22, 2024. During the year ended December 31, 2024, the Company recorded interest payable of $50,047 (2023 - $6,251) on the promissory note.

Convertible notes

As at December 31, 2024, $212,555 (December 31, 2023 - $231,250) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the year ended December 31, 2023, Mr. Tal did not convert any of the convertible notes into shares of common stock of the Company. During the year ended December 31, 2024, Mr. Tal converted $18,695 (2023 - $nil) of the convertible notes into 23,368,212 (2023 - nil) shares of common stock of the Company.

Obligation to issue shares

As at December 31, 2024, the Company has an obligation to issue an additional 150,799 (December 31, 2023 - 48,052) Class C preferred shares to Mr. Tal as part of the LTB transaction (Note 6), valued at $1,827,005 (December 31, 2023 - $102,110).

Rent

Effective February 1, 2023, the Company entered into a lease agreement to lease an office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, the chairman of the Company’s board of directors, is related. During the year ended December 31, 2024, the Company incurred rent expense of $4,381 (2023 - $2,599).

The related party liabilities as at December 31, 2023 also comprised of promissory notes from Koze, a company partially owned by Elliot Zemel, who is a shareholder of the Company and a separate note from Mr. Zemel himself. The Company also has lease liabilities from a lease agreement with Formosa Mountain Ltd., a company managed by Mr. Zemel. The shareholder was previously not considered to be a related party of the Company.

Subsequent events

On March 31, 2025, Elliot Zemel was appointed as a director of the Company (Note 13). The Company has $68,555 in convertible debt and $2,825,000 in promissory notes with Koze Investments LLC, a company partially owned by Mr. Zemel, and a lease with Formosa Mountain Ltd., a company managed by Mr. Zemel. The Company has not made any lease payments since lease inception and the unpaid lease balance as at year ended December 31, 2024 was $3,037,910 (December 31, 2023 - $2,479,586). Additionally, Mr. Zemel pays for certain of the Company’s operating expenses on an ongoing basis. As at December 31, 2024, amounts payable to Mr. Zemel were $3,382,380 towards advances for ongoing operating expenses.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 15, 2024, Green Growth Certified Public Accountants, resigned its role as the Company’s independent auditor. On November 15, 2024, Barzily Co., were appointed as our independent auditor.

The following table summarizes the aggregate fees for professional audit and other services rendered during the fiscal year ended December 31, 2024 and 2023:

	Fiscal 2024	Fiscal 2023

Audit fees (1)	116,316	75,000
Audit-related fees	-	-
	116,316	75,000
Tax fees	-	-
All other fees	-	-
	$116,316	$75,000

(1)

Audit fees represent fees for professional services for the year ended December 31, 2024 provided by Green Growth CPAs of $66,350 (December 31, 2023: $75,000) and Barzily & Co. of $49,966 (December 31, 2023: $nil) in connection with the quarterly review and audit of our financial statements.

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2024 or 2023.

Tax fees consist of fees billed for professional services related to the preparation of our federal and provincial income tax returns and tax advice. No such fees were billed in fiscal 2024 or 2023.

The Board of Directors has reviewed and discussed with the Company's management and Barzily & Co., its independent registered public accounting firm, the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2024 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has also received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with its auditors its independence from the Company.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2024 fiscal year for filing with the SEC.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following exhibits are included with this Report:

2.1	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023
3.1	Bylaws adopted 12/31/10
3.2	Certificate of Amendment of Certificate of Incorporation dated 10/22/14
3.3	Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock
4.1	Description of Common Stock
10.1	Employment Agreement between CannaPharmaRX, Inc. and 1082900 BC Ltd. (Dean Medwid) dated May 22, 2023
10.2	Supply agreement between CannaPharmaRX, Inc. and D.N.S. Cantek 2019 Ltd dated February 12, 2024
10.3	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023
10.4	Lease agreement between CannaPharmaRX, Inc. and Formosa Mountain Ltd. dated January 1, 2022.
19.1	Insider Trading Policy (Code of Ethics)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: April 8, 2025	By:	/s/ Constantine Nkafu
Constantine Nkafu
Interim Chief Executive Officer

	By:	s/ Oliver Foeste
Oliver Foeste
Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2025.

s/ Constantine Nkafu
Constantine Nkafu
Interim Chief Executive Officer

s/ Oliver Foeste
Oliver Foeste
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CannaPharmaRx, Inc. and its subsidiaries(“the Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows, for the year in the period ended December 31,2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, and its cash flows for the year in the period ended December 31,2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements are presented on a going-concern basis. As discussed in Note 2 to the consolidated financial statements, the Company does not have sufficient existing cash resources to fund its current limited operations. The Company has suffered losses from operations, has a working capital deficiency and cash used in operating activities. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding to these matters are also described in Note 2. The financial statements do not include any adjustments for the values of assets and liabilities and their classification that may be necessary in the event that the Company is no longer able to continue its operations as a going concern.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

As described in Note 3 to the financial statements, the Company’s inventory is $996.3 thousand (net of an impairment in the amount of $1,316 thousand) as of December 31, 2024, consists of work in process and finished goods. As discussed in Note 1, The Company valuated its inventory at the lower of cost and net realizable value. Cannabis plants at various stages of growth, is a material asset and the core component of its business operations. The valuation of inventory directly impacts the Company’s reported financial results for the current and future periods and involves significant management judgment and estimates:

•	Estimates regarding the duration of inventory growth – Assumptions about the growth cycle of cannabis plants and associated costs.
•

Costs allocation to inventory – Allocation of direct and indirect costs, including labor, raw materials, consumables, packaging supplies, utilities, facility costs, quality and testing costs, production related depreciation, and other overhead costs, using a weighted average cost method.

•	Estimates of inventory quantities – Work in Process inventory quantities are estimated according to management's information and experience.
•	Estimates regarding net realizable value (NRV) – Considerations of selling prices and future market demand.
•	Variability in inventory value due to THC content – Market pricing depends on the potency of cannabis products, influencing inventory valuation.

We identified the valuation of inventory as a critical audit matter due to the complexity and subjectivity involved in management’s estimates and the significant impact on the financial statements. Auditing these assumptions required a high degree of auditor judgment and the application of specialized procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of inventory included, among others, the following:

•	We assessed the planning and examined the effectiveness of internal controls related to the existence and valuation of inventory
•	We obtained an understanding and evaluated the design of the internal controls over management’s valuation of inventory.
•	We physically sampled the inventory count to assess the accuracy of inventory quantities and verify existence.
•	We tested the costs allocated to inventory and compared them to accumulated costs recorded in the Company’s books.
•	We performed an independent test using an alternative cost allocation model and compared the results to management’s calculations.
•	We evaluated key assumptions, including expected yields and cumulative stage of completion.
•	We reviewed actual sales transactions for the current year to validate assumptions about realizable values.
•	We performed a completeness and accuracy check of the data used by the company in determining the provision for impairment of inventory.

We have served as the Company’s auditors since 2024.

/s/ Barzily and Co. CPA's

BARZILY AND CO., CPA’s

Jerusalem, Israel

April 8, 2025

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

May 16, 2024

Los Angeles, California

We have served as the Company’s auditor since 2023

PCAOB ID Number 6580

CANNAPHARMARX, INC. CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS

Current assets
Cash	$2,156	$650
Goods and services tax receivable	18,707	61,524
Accounts receivable	1,747	-
Inventory	996,250	1,133,668
Total current assets	1,018,860	1,195,842

Non-current assets
Equipment, net	137,237	161,540
Right-of-use building, net	5,161,473	5,870,141
Investments	4,518,127	4,518,127
Total assets	$10,835,697	$11,745,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,086,299	$8,781,169
Accrued interest	2,495,337	523,680
Accrued legal settlement	190,000	190,000
Notes payable	6,678,389	3,333,925
Convertible notes - net of discount	1,298,114	1,520,858
Derivative conversion feature	1,159,324	1,264,388
Loan payable - related party	462,818	2,155,484
Liability for right-of-use building, current portion	728,206	754,608
Obligation to issue shares	3,654,009	204,220
Total current liabilities	25,752,496	18,728,332

Non-current liability
Liability for right-of-use building	4,892,838	5,170,531
Total liabilities	$30,645,334	$23,898,863

STOCKHOLDERS’ DEFICIT
Preferred stock series A, $1.00 par value, 100,000 shares authorized, 74,416 and 84,416 issued and outstanding as at December 31, 2024 and December 31, 2023, respectively	$74,416	$84,416
Preferred stock series B, $1.00 par value, 3,000,000 shares authorized, 455,000 and 2,455,000 shares issued and outstanding as at December 31, 2024 and December 31, 2023, respectively	455,000	2,455,000
Preferred stock series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at December 31, 2024 and December 31, 2023	100,000	100,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 662,501,405 and 440,752,302 issued and outstanding as at December 31, 2024 and December 31, 2023, respectively	66,250	44,075
Treasury stock, $0.0001 par value 6,230,761 shares as at December 31, 2024 and December 31, 2023	623	623
Additional paid-in capital	80,122,590	76,476,643
Accumulated deficit	(101,184,142)	(91,278,353)
Accumulated other comprehensive income (loss)	555,626	(35,617)
Total stockholders’ deficit	(19,809,637)	(12,153,213)
Total liabilities and stockholders’ deficit	$10,835,697	$11,745,650

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For the years ended December 31, 2024 and 2023

	2024	2023

Revenue	$820,137	$-
Cost of goods sold	3,755,064	-
Gross loss	(2,934,927)	-

Operating expenses
Amortization and depreciation	-	127,847
General and administrative	116,640	703,596
Payroll and consulting fees	114,798	412,083
Professional fees	435,511	334,979
Rent	4,381	2,599
Total operating expenses	671,330	1,581,104
Loss from operations	(3,606,257)	(1,581,104)

Other income (expenses)
Change in the fair value of derivative conversion feature	105,064	(255,520)
Change in the fair value of obligation to issue shares	(3,449,789)	401,778
Gain on loan dissolution	-	7,547,905
Interest expense	(2,264,095)	(1,690,924)
Loss on the extinguishment of debt	(690,712)	(654,919)
Loss on impairment of investment	-	(78,760)
Total other income (expenses), net	(6,299,532)	5,269,560
Net (loss) income	(9,905,789)	3,688,456
Foreign currency translation adjustment	591,243	(276,043)
Net comprehensive (loss) income	$(9,314,546)	$3,412,413

Basic and diluted (loss) earnings per common share	$(0.02)	$0.01

Weighted average number of shares outstanding	625,276,406	308,937,710

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2024 and 2023

	2024	2023

Operating activities
Net (loss) income for the year	$(9,905,789)	$3,688,456
Adjustments for non-cash items:
Amortization and depreciation	-	127,847
Change in the fair value of derivative conversion feature	(105,064)	255,520
Change in the fair value of obligation to issue shares	3,449,789	(401,778)
Gain on loan dissolution	-	(7,547,905)
Interest expense	2,264,095	1,690,924
Loss on extinguishment of debt	690,712	654,919
Loss on impairment of investment	-	78,760
Loss on impairment of inventory included in cost of goods sold	1,884,864	-
Changes in operating assets and liabilities:
Goods and services tax receivable	42,817	(38,273)
Accounts receivable	(1,747)	-
Prepaid expenses	-	68,539
Inventory	(508,050)	(1,133,668)
Other assets	-	5,907
Accounts payable and accrued liabilities	763,567	129,984
Accrued interest	(272,426)	146,316
Cash used in operating activities	(1,697,232)	(2,274,452)

Investing activity
Purchases of equipment	-	(80,634)
Cash used in investing activity	-	(80,634)

Financing activities
Proceeds from notes payable	1,548,738	-
Proceeds from related party loans	-	1,947,309
Proceeds from convertible notes	150,000	406,110
Cash provided by financing activities	1,698,738	2,353,419

Effects of exchange rates on cash	-	-
Net change in cash	1,506	(1,667)
Cash, beginning of the year	650	2,317
Cash, end of the year	$2,156	$650

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash flow investing and financing activities:
Cancellation of Series B preferred stock	$2,000,000	$-
Common stock issued to convert convertible notes and accrued interest into equity	$-	$866,701
Common stock issued to convert to Series A preferred stock	$1,250	$19,998
Conversion of convertible loans into common stock	$20,436	$-
Preferred stock and warrants issued for an investment	$-	$912,129
Promissory notes issued for an investment	$-	$3,000,000
Issuance of warrants for convertible notes	$87,768	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Treasury Stock		Additional		Accumulated Other	Total
	Number		Number		Number		Number		Number		Paid-in	Accumulated	Comprehensive	Stockholders’
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	Capital	Deficit	Loss (Income)	Deficit
Balance, December 31, 2022	84,416	$84,416	2,475,000	$2,475,000	-	$-	274,124,622	$27,412	133,200	$(13)	$74,795,112	$(94,966,809)	$240,426	$(17,344,456)
Issuance of warrants for LTB investment	-	-	-	-	-	-	-	-	-	-	162,129	-	-	162,129
Conversion of Series B to common stock	-	-	(20,000)	(20,000)	-	-	20,000	2	-	-	19,998	-	-	-
Conversion of convertible notes to common shares	-	-	-	-	-	-	172,705,241	17,271	-	-	849,430	-	-	866,701
Common stock returned to treasury	-	-	-	-	-	-	(6,097,561)	(610)	6,097,561	610	-	-	-	-
Issuance of Series C Preferred for LTB investment	-	-	-	-	100,000	750,000	-	-	-	-	-	-	-	750,000
Adjustment to issuance of Series C for LTB investment	-	-	-	-	-	(650,000)	-	-	-	-	650,000	-	-	-
Adjustment of treasury stock to par value	-	-	-	-	-	-	-	-	-	26	(26)	-	-	-
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	(276,043)	(276,043)
Net income	-	-	-	-	-	-	-	-	-	-	-	3,688,456	-	3,688,456
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$100,000	440,752,302	$44,075	6,230,761	$623	$76,476,643	$(91,278,353)	$(35,617)	$(12,153,213)
Exercise of warrants on cashless basis	-	-	-	-	-	-	4,895,849	489	-	-	(489)	-	-	-
Conversion of Series A to common stock	(10,000)	(10,000)	-	-	-	-	12,500,000	1,250	-	-	8,750	-	-	-
Cancellation of Series B	-	-	(2,000,000)	(2,000,000)	-	-	-	-	-	-	2,000,000	-	-	-
Conversion of convertible notes to common stock	-	-	-	-	-	-	204,353,254	20,436	-	-	1,549,918	-	-	1,570,354
Issuance of warrants for convertible notes	-	-	-	-	-	-	-	-	-	-	87,768	-	-	87,768
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	591,243	591,243
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,905,789)	-	(9,905,789)
Balance, December 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(101,184,142)	$555,626	$(19,809,637)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRx, Inc. (hereinafter “CPMD”, or the “Company”)was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company focuses its business efforts on evaluation, negotiation, acquisition, and development of cannabis cultivation projects in Canada.

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd. for the use of a leased facility located in Cremona, Alberta, Canada. CPMD recommissioned the 55,000 square foot facility into a new indoor cannabis farm with 11 growing rooms and 1 drying and packing room during 2022. The Facility currently operates 5 of these growing rooms and the drying and packing room and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate the full 11 growing rooms.

The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency on December 22, 2022. Under the new license, the Company commenced cannabis production during the year ended December 31, 2023.

Basis of presentation

a) Principles of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“US GAAP”) in the United States of America and the rules and regulations of the Securities and Exchange Commission.

All figures are in USD unless indicated otherwise.

b) Principles of consolidation

These financial statements include accounts of CannaPharmaRx, Inc. and its wholly owned subsidiaries, including CannaPharmaRX Canada Corp., Alternative Medical Solutions Inc. and 2323414 Alberta Ltd. Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

c) Reclassification of prior period presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated balance sheets to reclassify $564,431 of liability for right-of use building from non-current liability to current liability.

In March 2024, the Company noted a historical accounting treatment error whereby the 100,000 Series C Stock, issued in March 2023 shares had been recorded at the stated value rather than the par value. As a result, during the year ended December 31, 2024 the Company adjusted the value of the Series C stock to their par value of $1 per share, for a total par value of $100,000, with the remaining $650,000 of stated value being reclassified to additional paid in capital. This change was also made to the final results for the year ended December 31, 2023.

As at December 31, 2024, the Company noted a historical accounting treatment error whereby 6,230,761 treasury shares had been recorded at the stated value rather than the par value. As a result, during the year ended December 31, 2024, the Company adjusted the value of the treasury shares to their par value of $0.0001 per share, for a total par value of $623, with the remaining $26 of stated value being reclassified to additional paid in capital. This change was also made to the final results for the year ended December 31, 2023.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to the purchase price allocation of acquired businesses, the impairment of long-lived assets, the valuation of financial instruments, the valuation of inventory, the provision of income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as at the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash

The Company considers all its cash in bank accounts and its highly liquid temporary cash investments with an original maturity of three months or less to be cash and cash equivalents. On December 31, 2024, the Company had cash of $2,156 (December 31, 2023 - $650).

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company invests in equity securities, which are accounted for in accordance with ASC 321, Investments – Equity Securities. Equity securities are measured at fair value, with changes in fair value recognized in net income. For equity securities without readily determinable fair values, the Company has elected the measurement alternative, recording these investments at cost minus impairment, adjusted for observable price changes.

The Company performs a qualitative assessment for impairment of equity securities without readily determinable fair values. If impairment is indicated, the investment is written down to fair value through earnings.

Revenue recognition

The Company’s revenue is comprised of sales of cannabis products.

The Company’s revenue-generating activities have a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs when the product is shipped or delivered to the customer, depending upon the method of distribution and shipping terms set forth in the customer contract. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of the Company’s product.

Sales of products are for cash or otherwise agreed-upon credit terms. The Company’s payment terms vary by location and customer; however, the time period between when revenue is recognized and when payment is due is not significant.

Equipment

Equipment is recorded at cost, net of accumulated depreciation and impairment losses. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives, which are as follows:

Category	Useful life
Computer equipment	3 years
Office equipment	3 years
Plant equipment	10 years

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

Cost of goods sold

Cost of goods sold (“COGS”) represents the direct costs attributable to the production of goods sold by the Company during the reporting period. These costs primarily include raw materials, direct labor, and manufacturing overhead incurred in the production process. Manufacturing overhead consists of indirect costs such as depreciation of production equipment, facility rent, utilities, and maintenance expenses allocated to production activities.

The Company values its inventory at the lower of cost or net realizable value, with cost determined using the weighted average cost method. Costs are expensed to COGS as inventory is sold. Adjustments to inventory valuation, including write-downs for excess or obsolete inventory, are also included in COGS when applicable.

Leases

At the start of a contract containing a lease, the Company classifies leases other than short-term leases as either operating or finance leases, following the criteria outlined in ASU 2016-02 Leases. Lease classification is only reassessed when: (a) the contract is modified and not treated as a separate contract, or (b) there is a change in the lease term or a reassessment of whether the lessee is likely to exercise a purchase option for the underlying asset. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases with terms of 12 months or less.

For both finance and operating leases, right-of-use assets and lease liabilities are initially measured as the present value of future lease payments plus initial direct costs, discounted at the lease's implicit interest rate, or, if not available, the Company’s incremental borrowing rate.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent measurements differ by lease type:

•

For finance leases, lease liabilities are measured at amortized cost using the effective interest rate method, and right-of-use assets are measured at cost less accumulated amortization, depreciated on a straight-line basis over the lease term.

•

For operating leases, lease liabilities are measured at the present value of unpaid lease payments, discounted at the original discount rate. Right-of-use assets are adjusted by accumulated amortization, calculated as the difference between the straight-line lease cost (including amortization of initial direct costs) and the periodic accretion of the lease liability.

As at December 31, 2024, the Company has one lease which is classified as an operating lease.

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative conversion feature arose due to the issuance of variably priced convertible notes. For the year ended December 31, 2024, the Company had derivative conversion features valued at $1,159,324 (December 31, 2023 - $1,264,388).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

Foreign currency translation

The functional currency and the reporting currency of the Company’s US operations is the USD. The functional currency of the Company’s Canadian operations is the CAD. Management adopted ASC 830 Foreign Currency Matters for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into USD, the reporting currency, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders' deficit in the statement of stockholders' deficit.

As at December 31, 2024, the official exchange rate for translation of CAD to USD was 0.695 (2023 - 0.756).

Harmonized sales tax

The Company's revenues from Canadian operations include applicable Goods and Services Tax (“GST”) or Harmonized Sales Tax (“HST”), depending on the province of sale. GST is a 5% consumption tax applied to taxable goods and services at the point of sale. In certain provinces, GST is combined with Provincial Sales Tax and referred to as HST. The tax is collected by vendors from consumers and subsequently remitted, net of eligible input tax credits, to the CRA, which distributes the applicable portions to the respective provinces.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company has adopted ASC Topic 718 Compensation - Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the fair value of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of share purchase warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding as at December 31, 2024 or 2023.

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

The Company’s financial instruments comprise of cash, accounts receivable, investments, accounts payable and accrued liabilities, accrued interest, notes payable, convertible notes, derivative conversion feature, loan payable - related party, liability for right-of-use building and obligation to issue shares.

The Company measures the fair value of its convertible notes, derivative conversion feature and obligation to issue shares based on Level 2 hierarchy.

There are no other financial assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet. As of December 31, 2024, the carrying values of the Company’s financial instruments approximate their fair values.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Income taxes

The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.The Company does not recognize any deferred taxes as it does not anticipate taxable income in the foreseeable future.

(Loss) earnings per share

(Loss) earnings per share is presented in accordance with Accounting Standards Update, Earnings per Share (Topic 260), which requires the presentation of both basic and diluted earnings per share (“EPS”) on the income statements.

Basic EPS excludes any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common stock issued. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Diluted EPS calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the year ended December 31, 2024 there were 629,416 (2023 - 2,639,416) convertible preferred stock outstanding and 39,924,940 (2023 – 28,722,740) warrants outstanding. The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 18 in the accompanying notes to the consolidated financial statements for further detail.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at December 31, 2024, the Company had cash of $2,156 (December 31, 2023 - $650). Additionally, as at December 31, 2024, the Company had a working capital deficiency totaling $24,733,636 (December 31, 2023 - $17,532,490), cash used in operating activities of $1,697,232 (December 31, 2023 - $2,274,452) and an accumulated deficit of $101,184,142 (December 31, 2023 - $91,278,353).

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at December 31, 2024 and 2023 is as follows:

	2024	2023

Finished goods	$752,134	$472,361
Work in process	1,560,137	661,307
Less: impairment of finished goods inventory included in cost of goods sold	(337,402)	-
Less: impairment of work in process inventory included in cost of goods sold	(978,619)	-
	$996,250	$1,133,668

NOTE 4 - EQUIPMENT

A summary of the Company’s equipment as at December 31, 2024 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, office and plant equipment	$210,851	$(73,614)	$137,237

A summary of the Company’s equipment as at December 31, 2023 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, office and plant equipment	$209,449	$(47,909)	$161,540

For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $31,237 and $28,879 respectively, related to these fixed assets.

For the years ended December 31, 2024 and 2023, equipment depreciation expense allocated to inventory was $31,237 and $nil.

NOTE 5 - RIGHT-OF-USE BUILDING

On January 1, 2022, the Company entered into a 20-year lease agreement commencing January 1, 2022 with Formosa Mountain Ltd. for the buildings from which 2323414 grows its cannabis products in Cremona, Alberta.

A discount rate of 16.9% per annum is used to calculate the present value of minimum lease payments to determine the fair value of lease liability and right-of-use asset on initial recognition.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 5 - RIGHT-OF-USE BUILDING (continued)

A summary of the Company’s right-of-use building asset at December 31, 2024 and 2023 is as follows:

	2024	2023
Gross carrying amount	$5,949,483	$6,472,637
Accumulated depreciation	(788,010)	(602,496)
Net book value	$5,161,473	$5,870,141

For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense on the right-of-use building of $247,480 and $319,579, respectively.

For the years ended December 31, 2024 and 2023, right-of-use building depreciation expense allocated to inventory was $278,717 and $220,611, respectively.

NOTE 6 - INVESTMENTS

On November 22, 2023, the Company closed a deal with LTB Management, LLC (“LTB”) to acquire 100 Class B units of LTB.

The total purchase consideration for the investment was $4,518,127, comprised of the following: (i) 27,224,962 warrants with a fair value of $162,129, each entitling the holder to purchase one share of common stock of the Company at $0.02 per share until November 22, 2028; (ii) $3,000,000 in promissory notes payable to Mr. Amir Tal and Koze Investments LLC (Note 8); (iii) 100,000 Class C preferred shares with a fair value of $750,000, each convertible into 1,250 shares of common stock; and (iv) contingent consideration recorded as an obligation to issue class C preferred shares with a fair value of $605,998. The fair value of the warrants was determined using an option pricing model and the fair value of the Class C preferred shares was determined based on the stock price of the Company’s stock on November 22, 2023.

The contingent consideration includes a quarterly true up of the sellers of LTB’s preferred share proportional ownership to 33% of the outstanding shares of the Company’s common stock, and an earn out whereby the sellers of LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at December 31, 2024, the Company has an estimated obligation to issue an additional 301,597 (December 31, 2023 - 96,104) Class C preferred shares to the sellers of LTB under the earn out and the true up, valued at $3,654,009 (December 31, 2023 - $204,220). The estimation is according to management assessment of the company reaching the threshold of $2,500,000 or part of  it.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of the Company’s accounts payable and accrued liabilities as at December 31, 2024 and 2023 is as follows:

	2024	2023

Accounts payable	$4,783,656	$4,929,416
Accrued liabilities	4,302,643	3,851,753
Accrued interest	2,495,337	523,680
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$11,771,636	$9,494,849

(a)

The Company had previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its common stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a remaining balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of these financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at December 31, 2024 and 2023 is as follows:

	2024	2023

Notes payable	$160,311	$-
CEBA Loan	41,699	45,365
Secured promissory notes	269,000	288,560
Other promissory notes	3,657,379	-
Promissory notes (LTB Transaction)	2,550,000	3,000,000
	$6,678,389	$3,333,925

Notes payable

On May 10, 2024 and May 31, 2024, the Company entered into notes payable agreements (“Note A” and “Note B”, respectively) bearing interest at 10% per annum and maturing within 12 months from the date of issuance with a second individual in the amounts of $50,000 and $70,000, respectively. During the year ended December 31, 2024, the Company recorded $3,219 (2023 - $nil) in interest expense on Note A, and $4,104 (2023 - $nil) in interest expense on Note B.

Pursuant to the terms of a securities purchase agreement with Alternative Medical Solutions Inc. (“AMS”) entered into on December 31, 2018 in the province of Ontario, the Company issued a non-interest-bearing $7,330,000 ($10,000,000 CAD) promissory note. The promissory note matured on December 24, 2021, and was past due. In 2023, the promissory note did not represent a current obligation due to the statute of limitations in which the lender could have entered a claim being reached in the province of Ontario. As such, at December 31, 2023, the Company recognized a gain on debt dissolution for the full amount owing to AMS of $7,477,554 representing the full balance of the promissory note. NB such gain on loan dissolution was recognized for the year ended December 31, 2024.

On August 13, 2024, the Company entered into notes payable agreements (“Note C”) with a third individual in the amounts of $50,000. Note C matures within 8 months from the date of issuance and bears interest at 15% per annum. During the year ended December 31, 2024, the Company recorded $2,826 (2023 - $nil) in interest expense on Note C.

CEBA loan

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. The Company participated in this program and received a $60,000 CAD loan. The loan was interest-free until January 18, 2024 at which time it was converted to a non-amortizing term loan with an interest rate of 5% per annum and the full principal repayment due on December 31, 2026. As at December 31, 2024 and December 31, 2023 the Company’s CEBA Loan balance was $41,699 ($60,000 CAD) and $45,365 ($60,000 CAD), respectively. During the year ended December 31, 2024, the Company recorded $2,081 (2023 - $nil), in interest expense on the CEBA loan.

Secured promissory notes

During the year ended December 31, 2021, the Company entered into secured promissory note agreements with investors for non-interest-bearing notes maturing within 12 months with a total value of $269,000. These notes are secured by a general security agreement over all of the Company’s present and after acquired property, assets, and undertakings. As at December 31, 2024, the notes are past due and owing in the amount of $269,000 (December 31, 2023 - $288,560). The difference in the note balance is due to currency fluctuations between CAD and USD.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 - NOTES PAYABLE (continued)

Promissory notes (LTB Transaction)

On November 22, 2023, the Company entered into promissory notes of $3,000,000 as part of the LTB transaction (Note 6), of which $450,000 was with a related party of the Company (Note 10) and $2,550,000 was with a second investor. The $450,000 promissory note was with Mr. Amir Tal (“Mr. Tal”), a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 6), and was reclassified to Loan payable - related party in the current year (Note 10). The promissory notes bear interest at 13% per annum and mature on November 22, 2024 and the interest rate will increase to 18% subsequent December 31, 2024. During the year ended December 31, 2024, the Company recorded interest of $391,068 (2023 - $41,671), respectively on the promissory notes.

Other promissory notes

The Company has a promissory note with a shareholder of the Company, which bears interest at 24% compounded monthly. As at December 31, 2024, the principal balance owed on the promissory note was $916,496 (December 31, 2023 - $545,912) and accrued interest was $360,356 (December 31, 2023 - $160,366).

On May 25, 2023, the Company entered into a promissory note with Koze Investments LLC (“Koze”) whereby it was agreed that up to $2,000,000 in funding would be advanced to the Company to pay for certain documented Company expenses. The promissory note bears interest at 24% compounded quarterly. As at December 31, 2024, the balance owing on the promissory note is $2,740,883 (December 31, 2023 - $1,731,555), and accrued interest was $741,825 (December 31, 2023 - $135,901) (Note 10).

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE CONVERSION FEATURE

A summary of the Company’s convertible notes is as follows:

Balance, December 31, 2022	$1,141,060
Additions	439,501
Value of conversion of notes into 166,607,680 shares of common stock	(222,096)
Note discount	162,393
Balance, December 31, 2023	1,520,858
Additions	363,448
Value of conversion of notes into 204,353,254 shares of common stock	(134,910)
Settlements	(451,282)
Balance, December 31, 2024	$1,298,114

During the year ended December 31, 2024, the Company issued convertible notes of $363,448, with interest rate ranging from 10% to 24%.

During the year ended December 31, 2023, the Company issued convertible notes of $439,501 with interest rate ranging from 10% to 12%.

During the years ended December 31, 2024 and 2023, the Company converted convertible notes of $134,910 into 204,353,254 common shares and convertible notes of $222,096 into 166,607,680 common shares, respectively.

During years ended December 31, 2024 and 2023, the Company recorded a loss on extinguishment of debt of $690,712 and $654,919, respectively, and interest expense of $145,934 and $191,030, respectively.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE CONVERSION FEATURE (continued)

A summary of the terms and conditions of the convertible notes outstanding which have a derivative conversion feature as at December 31, 2024 is as follows:

Maturity Date	Interest Rate	Conversion price	Principal at inception	Principal outstanding
			$	$
Jan. 7, 2021	8%	75% of the lowest 20-day share price before the conversion date	100,000	100,000
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	212,555
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	68,555
Apr. 11, 2024	12%	$0.010 on the conversion date	100,000	100,000
May 5, 2024	12%	Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	60,000	60,000
Sep. 25, 2024	22%	$0.005 on the conversion date	50,000	50,000
			772,500	591,110

As at December 31, 2024, the Company had $377,901 (December 31, 2023 - $231,967) in accrued interest on these notes, recorded in accounts payable and accrued liabilities.

As at the date of these financial statements, all convertible notes were past their maturity date. Additionally, because of the late filing of previous annual reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. During the year ended December 31, 2022, the Company estimated that the maximum penalty provisions amounted to one times the face value of all the convertible notes outstanding and recorded an accrued liability for penalties amounting to $1,303,452, which was recorded in accounts payable and accrued liabilities. As at December 31, 2024, the accrued liability for penalties was reduced to $735,002 due to the settlement of certain convertible notes.

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

A summary of Company’s derivative conversion feature as at December 31, 2024 is as follows:

Balance, December 31, 2022	$1,008,868
Changes in fair value of derivative conversion feature	255,520
Balance, December 31, 2023	1,264,388
Changes in fair value of derivative conversion feature	(105,064)
Balance, December 31, 2024	$1,159,324

As at December 31, 2024 the Company had derivative conversion feature of $1,159,324 (December 31, 2023 - $1,264,388).

The Company used an option pricing model to calculate the derivative conversion feature. A summary of the Company’s weighted average inputs used in the model is as follows:

	2024	2023
Stock Price	$0.008	$0.002
Exercise Price	$0.004	$0.004
Risk-free interest rate	3.00%	3.91%
Expected volatility	285.60%	240.65%
Expected life	1.00 years	1.00 years
Expected dividend yield	0.00%	0.00%

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE CONVERSION FEATURE (continued)

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing and executing the activities of the Company. The Company has determined that its key management personnel consist of directors and executive officers of the Company.

A summary of the Company’s related party liabilities as at December 31, 2024 and 2023 is as follows:

	2024	2023

Accounts payable and accrued liabilities	$2,070,057	$2,027,693
Accrued interest	56,298	-
Loan payable - related party	462,818	2,155,484
Convertible notes	212,555	231,250
Liability for right-of-use building, current portion	-	754,608
Liability for right-of-use building	-	5,170,531
Obligation to issue shares of common stock	1,827,005	102,110
Total loan payable, related parties	$4,628,733	$10,441,676

Accounts payable and accrued liabilities

As at December 31, 2024, accounts payable and accrued liabilities include balances owing to related parties as follows:

•

$89,392 (December 31, 2023 - $797) payable to Invictus, a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company. During the year ended December 31, 2024, the Company incurred professional expenses with Invictus of $180,899 (2023 - $22,683).

•	$319,279 (December 31, 2023 - $319,279) to Mr. Orman, chairman of the Company’s board of directors, for unpaid directors’ fees for 2021 through 2023.
•

$1,661,386 (December 31, 2023 - $1,707,617) to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.

Loan payable - related party

As at December 31, 2024, the loan payable - related party is as follows:

•	$12,818 interest-free loan from PLC International Investments Inc., a Company owned by Dominic Colvin, who currently serves as a director of the Company;
•

A $450,000 promissory note entered into on November 22, 2023 with Mr. Tal, a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 6). The promissory note bears interest at 13% per annum and matures on November 22, 2024. During the year ended December 31, 2024, the Company recorded interest expense of $58,660 (2023 - $6,251) on the promissory note.

Convertible notes

As at December 31, 2024, $212,555 (December 31, 2023 - $231,250) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the year ended December 31, 2023, Mr. Tal did not convert any of the convertible notes into shares of common stock of the Company. During the year ended December 31, 2024, Mr. Tal converted $18,695 (2023 - $nil) of the convertible notes into 23,368,212 (2023 - nil) shares of common stock of the Company.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

Obligation to issue shares

As at December 31, 2024, the Company has an obligation to issue an additional 150,799 (December 31, 2023 - 48,052) Class C preferred shares to Mr. Tal as part of the LTB transaction (Note 6), valued at $1,827,005 (December 31, 2023 - $102,110).

Rent

Effective February 1, 2023, the Company entered into a lease agreement to lease an office at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7. The rent is $500 CAD per month. This space was provided by a company to which Mr. Orman, the chairman of the Company’s board of directors, is related. During the year ended December 31, 2024, the Company incurred rent expense of $4,381 (2023 - $2,599).

The related party liabilities as at December 31, 2023 also comprised promissory notes from Koze and from a shareholder of the Company who is the principal of Koze; and lease liabilities from a lease agreement with Formosa Mountain Ltd., a shareholder of the Company which is the principal shareholder of Koze. The shareholder was previously considered to be a related party of the Company.

Revenue

During the year ended December 31, 2024, the Company recognized revenue (Note 13) of $770,265 (December 31, 2023 - $nil) from D.N.S. CANTEK 2019 LTD, an Israeli limited corporation (“Cantek”) managed by Mr. Tal.

NOTE 11 - LIABILITY FOR RIGHT-OF-USE BUILDING

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Weighted average discount rate	16.9%	16.9%
Weighted average remaining lease term	16.9 years	17.9 years

Supplementary information on the Company’s operating lease liabilities for the years ended December 31, 2024 and 2023 included the following:

	2024	2023
Interest	$980,698	$963,149
Amortization and depreciation	$247,480	$98,968
Finance lease related expenses	$758,738	$770,189

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases as at December 31, 2024 is as follows:

2025	$796,575
2026	836,406
2027	876,236
2028	919,886
2029	965,879
Thereafter	16,142,741
Total undiscounted cashflows	20,537,723
Less: imputed interest	(14,916,679)
Liability for right-of-use building, total	5,621,044
Liability for right-of-use building, current portion	728,206
Liability for right-of-use building, non-current portion	$4,892,838

As at December 31, 2024, the Company has not made any payments on its lease liabilities. The unpaid lease payments for the year ended December 31, 2024 of $1,091,748 (December 31, 2023 - $1,039,500) were recorded in accounts payable.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 11 - LIABILITY FOR RIGHT-OF-USE BUILDING (continued)

For the year ended December 31, 2024, the Company recognized interest expense of $597,872 associated with these unpaid lease payments.

Effective January 1, 2025, the Company amended its lease agreement. As per the new agreement, the basic rent, additional payment and security interest were amended.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue up to 3,200,000 shares of one or more series of preferred stock at a par value of $1.00 per share. The Board of Directors may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

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

The beneficial conversion feature (“BCF”) attributed to the purchase of series A convertible preferred stock (“Series A Stock”) was deemed to have no value on the date of purchase because there was no public trading market for the Series A Stock, and none is expected to develop in the future. Therefore, the BCF related to the Series A Stock was considered to have no value on the date of issuance.

On March 5, 2024, 10,000 shares of Series A Stock were converted into common stock. There were no conversions during the year ended December 31, 2023.

As at December 31, 2024 and 2023, 74,416 and 84,416 shares, respectively, of Series A Stock were issued and outstanding.

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

On March 22, 2023, 20,000 shares of series B convertible preferred stock (“Series B Stock”) were converted into shares of common stock at $0.0001 per share. On March 28, 2024, the Company cancelled 2,000,000 shares of Series B Stock originally issued during the year ended December 31, 2022 as a deposit on the acquisition of LTB.

As at December 31, 2024, 455,000 (December 31, 2023 - 2,455,000) shares of Series B Stock were issued and outstanding.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

Series C preferred stock

In March 2023, the Company issued 100,000 shares of its Series C preferred stock (“Series C Stock”) in connection with the investment in LTB (Note 6). Each share of Series C Stock is convertible into 1,250 shares of the Company’s common stock.

Each share of Series C Stock entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders; is convertible into 1,250 shares of common stock. In addition, the holders of outstanding Series C Stock will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common stock, whereupon the holders of the Series C Stock will receive a dividend on the number of shares of common stock into which each share of Series C Stock is convertible.

In March 2024, the Company noted a historical accounting treatment error whereby the 100,000 Series C Stock, issued in March 2023 shares had been recorded at the stated value rather than the par value. As a result, during the year ended December 31, 2024 the Company adjusted the value of the Series C stock to their par value of $1 per share, for a total par value of $100,000, with the remaining $650,000 of stated value being reclassified to additional paid in capital.

As at December 31, 2024 and 2023, 100,000 shares of Series C Stock were issued and outstanding.

Common stock

The Company is authorized to issue 5,000,000,000 shares of common stock at a par value $0.0001 per share. As at December 31, 2024, 662,501,405 (December 31, 2023 - 440,752,302) shares of common stock were issued and outstanding.

Share capital transactions during the year ended December 31, 2024:

On March 5, 2024, 10,000 shares of Series A Stock were converted into 12,500,000 shares of the Company’s common stock.

On March 8, 2024, the Company issued 4,895,849 shares of common stock upon the cashless exercise of 5,000,000 Common Warrants.

The Company issued 204,353,254 of common stock from the conversion of $134,910 of convertible notes.

Share capital transactions during the year ended December 31, 2023:

On March 22, 2023, 20,000 shares of Series B Stock were converted into 20,000 shares of the Company’s common stock.

The Company issued 166,607,680 of common stock from the conversion of convertible $222,096 notes.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

Stock purchase warrants

A summary of the Company’s stock purchase warrant activity is as follow:

	Number of stock purchase warrants		Weighted average exercise price

Stock purchase warrants outstanding December 31, 2022	#	1,497,778	$0.79
Stock purchase warrants issued		27,224,962	0.02
Stock purchase warrants outstanding December 31, 2023	#	28,722,740	$0.06
Stock purchase warrants issued		17,222,200	0.01
Stock purchase warrants redeemed		(5,000,000)	0.03
Stock purchase warrants expired		(1,020,000)	1.02
Stock purchase warrants outstanding December 31, 2024	#	39,924,940	$0.05

A summary of the number of the Company’s stock purchase warrants outstanding and exercisable during the year ended December 31, 2024 is as follows:

Expiration date	Number of stock purchase warrants		Weighted average exercise price	Weighted average remaining life (Years)
May 10, 2026	#	477,778	$0.30	1.35
February 15, 2028	#	12,222,200	$0.01	3.13
November 22, 2028	#	27,224,962	$0.02	3.89
	#	39,924,940	$0.05

During the year ended December 31, 2024, 17,222,200 stock purchase warrants were issued in connection with the issuance of $17,222 promissory notes, each entitling the holder to purchase one share of common stock of the Company at $0.01 per share with an expiration date of February 15, 2028.

During the year ended December 31, 2023, 27,224,962 stock purchase warrants, each entitling the holder to purchase one share common stock of the Company at $0.02 per share, with an expiration date of November 22, 2028, were issued in respect of the LTB transaction (Note 6).

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

NOTE 13 - REVENUE

The Company generates revenue majorly from sale of cannabis and related products to its customers. The Company entered into a supply agreement on February 12, 2024 with its major customer Cantek, an Israeli limited corporation managed by Mr. Tal, a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, making Cantek a related party of the Company (Note 10). Cantek operates in the medical cannabis industry in Israel and is assisting with increasing the Company’s presence in Israel.

During the year ended December 31, 2024, the Company recognized revenue of $770,265 (December 31, 2023 - $nil) from Cantek.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 14 - COST OF GOODS SOLD

A summary of the Company’s cost of goods sold for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Direct materials	$322,594	$-
Direct labor	676,637	-
Depreciation	277,532	-
Overheads	593,437	-
Loss on impairment of inventory	1,884,864	-
	$3,755,064	$-

NOTE 15 - INCOME TAX

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). The changes mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits.

The Company continues to assess the impact and future implication of these provisions; however, it does not anticipate any amounts that could give rise to a material impact to the overall consolidated financial statements.

The provision for income tax expense for the years ended December 31, 2024 and 2023, consisted of the following:

	2024	2023
Deferred tax benefit (expense)
US - Federal	$261,593	$(267,514)
US - State	43,300	(56,051)
Canada	1,399,592	(1,847,617)
Total deferred tax benefit (expense)	1,704,485	(2,171,182)

Valuation allowance	(1,704,485)	2,171,182

Income tax expense	$-	$-

The following table sets forth a reconciliation of the statutory federal and state income tax for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Loss (income) before tax	$(9,905,789)	$3,688,456
Statutory tax rate	24.48%	25.40%
Income tax (recovery) expense computed at statutory rate	(2,424,541)	936,868
Non-deductible expenditures and non-taxable revenues	1,013,429	(230,938)
Impact of foreign tax rates and other	87,211	379,120
Adjustment to prior years provision versus statutory tax returns	(563,093)	959,789
Temporary differences originated in the year	182,509	126,343
Change in valuation allowance	1,704,485	(2,171,182)
Income tax expense	$-	$-

Treasury Department, the IRS, or other standard-setting bodies, which may result in adjustments to the amounts recorded, including the valuation allowance. The Company is being audited by the IRS for years 2019 and 2020.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 15 - INCOME TAX (continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023, are as follows:

	2024	2023
Deferred tax assets (liabilities)
Net operating loss carryforwards	$24,590,884	$23,857,401
Property and equipment	(7,540)	(7,081)
Inventory	(13,735)	-
Lease liability, net of right-of-use asset	105,701	12,705
Derivative conversion feature	283,756	321,155
Other	19,277	20,005
Less: valuation allowance	(24,978,343)	(24,204,185)
Net deferred tax assets	$-	$-

As at December 31, 2024, the Company had approximately $94,500,000 of federal net operating loss carryforwards in the United States. State net operating loss carryforwards begin to expire in 2032. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any IRC Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As at December 31, 2024, the Company had approximately $6,400,000 of Canadian non-capital losses which begin to expire in 2038. As at December 31, 2024 and 2023, the Company has no unrecognized income tax benefits.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities. Since the Company has never been profitable, the Company has established a full valuation allowance against the deferred tax asset associated with the net operating loss carryforwards.

NOTE 16 - GENERAL AND ADMINISTRATIVE

A summary of the Company’s general and administrative expenses for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Advertising and promotion	$-	$28,821
Insurance	25,991	104,582
Interest and bank charges	1,032	5,922
Office and administrative	16,772	223,281
Plant supplies	-	48,505
Repairs and maintenance	21,729	65,561
Taxes	50,988	100,025
Exchange gain and loss	(24,692)	-
Transfer agent fees	11,204	27,963
Utilities	13,616	98,936
	$116,640	$703,596

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As at December 31, 2024, the Company has outstanding borrowings under various loan agreements with multiple lenders. Certain borrowings are secured by the Company’s assets, including equipment, investments and receivables. In the event of default, lenders may have the right to seize collateralized assets.

Ataraxia Canada, Inc.

As part of the Company’sacquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, an action filed against AMS by Ataraxia Canada, Inc. (“Ataraxia”)was assumed, alleging breach of contract, specifically, breach of a non-binding term sheet providing for Ataraxia to acquire controlling interest in AMS. Ataraxia is seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia, as plaintiff, and circulated to AMS, as defendant, on August 2, 2018, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

The Company’sagreement to acquire AMS contained a provision requiring CPMDto diligently defend against the claims brought forth in, and assume full and complete control of, the Ataraxia litigation, provided that CPMDshall not enter into any compromise or settlement in respect of the Ataraxia litigation without the prior written consent of the sellers, which consent is not to be unreasonably withheld, conditioned or delayed. The sellers are obligated to cooperate fully and make available to the Companyall pertinent information and witnesses under their control, make such assignments and take such other steps as in the opinion of CPMD’scounsel are reasonably necessary to enable CPMD to defend against the claims brought forth in the Ataraxia litigation.

The Company iscurrently reviewing two separate situations with legal counsel in order toascertain whether CPMD hasclaims against Steven Barber arising out of his default of the Consulting Agreement the Companyentered into as part of the AMS acquisition and various claims against Gary Herick, a former officer and director. In January 2020, the Companyreceived correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with CPMD. The Company iscurrently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Companydoesnot believe that these situations present a probability of material risk and therefore a loss contingency is not reflected in theconsolidated financial statements.

Bristol Capital Investors, LLC

On April 15, 2021, Bristol Capital Investors, LLC (“BCI”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against CannaPharmaRX Inc. and Does 1 - 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that CPMD breached the Amended and Restated Limited Liability Company Membership Purchase Agreement entered into with BCI to purchase BCI’s interest in Ramon Road Production Campus, LLC, a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for Fraud, Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, and Negligent Misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. The Company intends to vigorously defend against BCI’s lawsuit. The parties conducted a court-ordered mediation and are engaging in on-going discussions.

The Company does not believe that these situations present a probability of material risk and therefore a loss contingency is not reflected in our consolidated financial statements.

Former Executives

Former executives of the Company John Cassels and Andrew Steedman have filed a lawsuit against the Company alleging damages and back pay due to them in the amount of $3 million. As of December 31, 2024, management has assessed the likelihood of an unfavorable outcome as reasonably possible but not probable. The Company has not recorded an accrual for this matter because a reasonable estimate of potential loss cannot be determined at this time; however, the Company has included an accrual of approximately $887,000 in its financial statements for unpaid salaries to Mr. Cassels and Mr. Steedman for the period from April 2019 through June 2023. The Company continues to monitor this matter closely and will update its assessment as additional information becomes available.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 18 - SEGMENT NOTE

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its Board of Directors, who reviews financial information presented on a consolidated basis. The CODM uses revenue, cost of goods sold, consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow its operating margin and the allocation of budget between cost of goods sold, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	2024	2023

Revenue	$820,137	$-
Cost of goods sold	3,755,064	-
Gross loss	(2,934,927)	-

Operating expenses
Amortization and depreciation	-	127,847
General and administrative	116,640	703,596
Payroll and consulting fees	114,798	412,083
Professional fees	435,511	334,979
Rent	4,381	2,599
Total operating expenses	671,330	1,581,104
Loss from operations	(3,606,257)	(1,581,104)

Other segment items	(6,299,532)	5,269,560
Net (loss) income	$(9,905,789)	$3,688,456

NOTE 19 - SUBSEQUENT EVENTS

On March 31, 2025, Elliot Zemel was appointed as a director of the Company. The Company has $68,555 in convertible debt and $2,825,000 in promissory notes with Koze Investments LLC, a company partially owned by Mr. Zemel, and a lease with Formosa Mountain Ltd, a company managed by Mr. Zemel. The Company has not made any lease payments since lease inception and the unpaid lease balance as at year ended December 31, 2024 was $3,037,910 (December 31, 2023 - $2,479,586). Additionally, Mr. Zemel pays for certain of the Company’s operating expenses on an ongoing basis. As at December 31, 2024, amounts payable to Mr. Zemel were $3,382,380 towards advances for ongoing operating expenses.

