Form 10-Q
period 2025-03-31
CANNAPHARMARX, INC.
filed 2025-05-16
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

403-637-0420

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of the registrant’s common stock issued and outstanding as of May 16, 2025, was 662,501,405 shares.

CANNAPHARMARX, INC.

March 31, 2025

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

ASSETS

Current assets
Cash	$1,208	$2,156
Goods and services tax receivable	21,493	18,707
Accounts receivable	262,876	1,747
Inventory	951,136	996,250
Total current assets	1,236,713	1,018,860

Non-current assets
Equipment, net	130,077	137,237
Right-of-use building, net	5,349,443	5,161,473
Investments	4,518,127	4,518,127
Total assets	$11,234,360	$10,835,697

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$12,620,756	$11,771,636
Deferred revenue	66,148	-
Notes payable	460,873	6,678,389
Convertible notes - net of discount	1,298,114	1,298,114
Derivative conversion feature	517,613	1,159,324
Loans payable - related party	9,202,215	462,818
Liability for right-of-use building, current portion	953,851	728,206
Obligation to issue shares	1,773,098	3,654,009
Total current liabilities	26,892,668	25,752,496

Non-current liability
Liability for right-of-use building	4,848,814	4,892,838
Total liabilities	$31,741,482	$30,645,334

STOCKHOLDERS’ DEFICIT
Preferred stock series A, $1.00 par value, 100,000 shares authorized, 74,416 issued and outstanding as at March 31, 2025 and December 31, 2024	$74,416	$74,416
Preferred stock series B, $1.00 par value, 3,000,000 shares authorized, 455,000 shares issued and outstanding as at March 31, 2025 and December 31, 2024	455,000	455,000
Preferred stock series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at March 31, 2025 and December 31, 2024	100,000	100,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized, 662,501,405 issued and outstanding as at March 31, 2025 and December 31, 2024	66,250	66,250
Treasury stock, $0.0001 par value 6,230,761 shares as at March 31, 2025 and December 31, 2024	623	623
Additional paid-in capital	80,122,590	80,122,590
Accumulated deficit	(101,874,736)	(101,184,142)
Accumulated other comprehensive income	548,735	555,626
Total stockholders’ deficit	(20,507,122)	(19,809,637)
Total liabilities and stockholders’ deficit	$11,234,360	$10,835,697

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three months ended March 31,
	2025	2024

Revenue	$335,319	$25,839
Cost of goods sold	837,926	463,248
Gross loss	(502,607)	(437,409)

Operating expenses
Amortization and depreciation	-	23,041
General and administrative	27,711	208,549
Payroll and consulting fees	-	97,599
Professional fees	136,337	22,485
Rent	1,045	1,112
Total operating expenses	165,093	352,786
Loss from operations	(667,700)	(790,195)

Other income (expenses)
Change in the fair value of derivative conversion feature	641,711	(8,036,332)
Change in the fair value of obligation to issue shares	1,880,911	(2,710,879)
Gain on the extinguishment of debt	-	677,288
Other expense	(1,930,000)	-
Interest expense	(615,516)	(576,423)
Loss on impairment of inventory	-	(279,092)
Total other expenses	(22,894)	(10,925,438)
Net loss	(690,594)	(11,715,633)
Foreign currency translation adjustment	(6,891)	121,332
Net comprehensive loss	$(697,485)	$(11,594,301)

Basic and diluted loss per share of common stock	$(0.00)	$(0.03)

Weighted average number of shares outstanding	662,501,405	350,519,674

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
	2025	2024

Operating activities
Net loss	$(690,594)	$(11,715,633)
Adjustments for non-cash items:
Amortization and depreciation included in cost of goods sold	(18,509)	-
Amortization and depreciation	18,509	23,041
Change in the fair value of derivative conversion feature	(641,711)	8,036,332
Change in the fair value of obligation to issue shares	(1,880,911)	2,710,879
Other expense	1,930,000	-
Interest expense	615,516	576,423
Gain on the extinguishment of debt	-	(677,288)
Loss on impairment of inventory included in cost of goods sold	479,933	-
Loss on impairment of inventory	-	279,092
Changes in operating assets and liabilities:
Goods and services tax receivable	(2,786)	(9,485)
Accounts receivable	(261,129)	(14,145)
Inventory	(416,310)	(30,981)
Deferred revenue	66,148	-
Accounts payable and accrued liabilities	200,463	272,936
Cash used in operating activities	(601,381)	(548,829)

Financing activities
Proceeds from issuance of warrants	-	87,768
Proceeds from related party loans	600,433	856,554
Repayment of convertible notes	-	(384,050)
Cash provided by financing activities	600,433	560,272

Net change in cash	(948)	11,443
Cash, beginning of period	2,156	650
Cash, end of period	$1,208	$12,093

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash flow financing activities:
Cancellation of Series B preferred stock	$-	$2,000,000
Conversion of preferred stock series A into common stock	$-	$10,150
Reclassification of notes payable to related party loans	$6,809,386	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

	Preferred stock series A		Preferred stock series B		Preferred stock series C		Common stock		Treasury stock				Accumulated other
	Number of shares	Value	Number of shares	Value	Number of shares	Value	Number of shares	Value	Number of shares	Value	Additional paid-in capital	Accumulated deficit	comprehensive income (loss)	Total stockholders' deficit
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$100,000	440,752,302	$44,075	6,230,761	$623	$76,476,643	$(91,278,353)	$(35,617)	$(12,153,213)
Exercise of warrants on cashless basis	-	-	-	-	-	-	4,895,849	4,489	-	-	(4,489)	-	-	-
Conversion of preferred stock series A to common stock	(10,000)	(10,000)	-	-	-	-	12,500,000	1,250	-	-	8,750	-	-	-
Cancellation of preferred stock series B	-	-	(2,000,000)	(2,000,000)	-	-	-	-	-	-	2,000,000	-	-	-
Conversion of convertible notes to common stock	-	-	-	-	-	-	101,496,114	10,150	-	-	120,204	-	-	130,354
Issuance of warrants for convertible notes	-	-	-	-	-	-	-	-	-	-	87,768	-	-	87,768
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	121,332	121,332
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,715,633)	-	(11,715,633)
Balance, March 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	559,744,265	$59,964	6,230,761	$623	$78,688,876	$(102,993,986)	$85,715	$(23,529,392)
Exercise of warrants on cashless basis	-	-	-	-	-	-	-	(4,000)	-	-	4,000	-	-	-
Conversion of convertible notes to common stock	-	-	-	-	-	-	102,757,140	10,286	-	-	1,429,714	-	-	1,440,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	469,911	469,911
Net loss	-	-	-	-		-	-	-	-	-	-	1,809,844	-	1,809,844
Balance, December 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(101,184,142)	$555,626	$(19,809,637)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(6,891)	(6,891)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(690,594)	-	(690,594)
Balance, March 31, 2025	74,416	74,416	455,000	455,000	100,000	$100,000	662,501,405	66,250	6,230,761	623	80,122,590	$(101,874,736)	548,735	$(20,507,122)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRx, Inc. (hereinafter “CPMD”, or the “Company”) was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company focuses its business efforts on evaluation, negotiation, acquisition, and development of cannabis cultivation projects in Canada.

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd. for the use of a leased facility located in Cremona, Alberta, Canada. CPMD recommissioned the 55,000 square foot facility (“Facility”) into a new indoor cannabis farm with 11 growing rooms and 1 drying and packing room during 2022. The Facility currently operates 5 of these growing rooms and the drying and packing room and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate the full 11 growing rooms.

The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency on December 22, 2022. Under the new license, the Company commenced cannabis production during the year ended December 31, 2023.

Basis of presentation

a) Principles of presentation

The accompanying condensed interim consolidated financial statements (the “financial statements”) have been prepared in accordance with generally accepted accounting principles (“US GAAP”) in the United States of America and the rules and regulations of the Securities and Exchange Commission.

All figures are in United States (“US”) dollars (“USD”) unless indicated otherwise.

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

Cash

The Company considers all its cash in bank accounts and its highly liquid temporary cash investments with an original maturity of three months or less to be cash and cash equivalents. On March 31, 2025, the Company had cash of $1,208 (December 31, 2024 - $2,156).

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

As at March 31, 2025, the Company has one lease which is classified as an operating lease.

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative conversion feature arose due to the issuance of variably priced convertible notes. As at March 31, 2025, the Company had derivative conversion features valued at $517,613 (December 31, 2024 - $1,159,324).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

Foreign currency translation

The functional currency and the reporting currency of the Company’s principal entity, CannaPharmaRx, Inc. is the USD. The functional currency of the Company’s Canadian operations is the CAD. Management adopted ASC 830 Foreign Currency Matters for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

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

As at March 31, 2025, the official exchange rate for translation of CAD to USD was 0.6956 (December 31, 2024 - 0.6950).

Harmonized sales tax

The Company's revenues from Canadian operations include applicable Goods and Services Tax (“GST”) or Harmonized Sales Tax (“HST”), depending on the province of sale. GST is a 5% consumption tax applied to taxable goods and services at the point of sale. In certain provinces, GST is combined with Provincial Sales Tax and referred to as HST. The tax is collected by vendors from consumers and subsequently remitted, net of eligible input tax credits, to the Canadian Revenue Agency, which distributes the applicable portions to the respective provinces.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company has adopted ASC Topic 718 Compensation - Stock Compensation, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the fair value of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using an option pricing model. The resulting amount is charged to expense on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The fair value of share purchase warrants was determined at the date of grant using an option pricing model. The option pricing model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield. The Company had no stock options outstanding as at March 31, 2025 or December 31, 2024.

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

There are no other financial assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet. As of March 31, 2025, the carrying values of the Company’s financial instruments approximate their fair values.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involve uncertainties and could not be determined with exact precision. The fair value of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and accrued liabilities, accrued interest, notes payable, loans payable - related party and liability for right-of-use building, each approximate their carrying value due either to their short length to maturity or interest rates that approximate prevailing market rates.

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

Loss per share

Loss per share is presented in accordance with Accounting Standards Update, Earnings per Share (Topic 260), which requires the presentation of both basic and diluted earnings per share (“EPS”) on the income statements.

Basic EPS excludes any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common stock issued. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Diluted EPS calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Diluted EPS excludes all potential dilutive common shares if their effect is anti-dilutive. As at March 31, 2025 there were 629,416 (December 31, 2024 - 629,416) convertible preferred stock outstanding and 39,924,940 (2024 - 39,924,940) warrants outstanding. The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 17 in the accompanying notes to the condensed consolidated interim financial statements for further detail.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. The Company adopted ASU 2023-09 as of January 1, 2025.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements not yet effective

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): update required disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has not early adopted this standard.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at March 31, 2025, the Company had cash of $1,208 (December 31, 2024 - $ 2,156), a working capital deficiency of $25,655,955 (December 31, 2024 - $ 24,733,636), and an accumulated deficit of $101,874,736 (December 31, 2024 - $101,184,142). Additionally, for the three months ended March 31, 2025, the cash used in operating activities was $601,381 (2024 - $548,829).

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

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at March 31, 2025, and December 31, 2024 is as follows:

	2025	2024

Finished goods	$671,802	$752,134
Work in process	758,470	1,560,137
Less: impairment of finished goods inventory included in cost of goods sold	(228,442)	(337,402)
Less: impairment of work in process inventory included in cost of goods sold	(250,694)	(978,619)
	$951,136	$996,250

NOTE 4 - EQUIPMENT

A summary of the Company’s equipment as at March 31, 2025 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, office and plant equipment	$211,042	$(80,965)	$130,077

A summary of the Company’s equipment as at December 31, 2024 is as follows:

	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Computers, office and plant equipment	$210,851	$(73,614)	$137,237

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 4 – EQUIPMENT (continued)

During the three months ended March 31, 2025, the Company recorded depreciation expense on fixed assets of $7,297 (2024 - $7,769) related to these fixed assets.

For the three months ended March 31, 2025, equipment depreciation expense allocated to inventory was $7,297 (2024 -$nil).

NOTE 5 - RIGHT-OF-USE BUILDING

On January 1, 2022, the Company entered into a 20-year lease agreement commencing January 1, 2022 with Formosa Mountain Ltd. (“Formosa”) for the buildings from which 2323414 grows its cannabis products in Cremona, Alberta.

A discount rate of 16.9% per annum is used to calculate the present value of minimum lease payments to determine the fair value of lease liability and right-of-use asset on initial recognition.

On January 1 2025, the Company amended the lease agreement whereby the lease payments were changed to CAD 125,000 per month for the remainder of the lease term.

A summary of the Company’s right-of-use building asset at March 31, 2025 and December 31, 2024 is as follows:

	2025	2024
Gross carrying amount	$6,149,359	$5,949,483
Accumulated depreciation	(799,916)	(788,010)
Net book value	$5,349,443	$5,161,473

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

The contingent consideration includes a quarterly true up of the sellers of LTB’s preferred share proportional ownership to 33% of the outstanding shares of the Company’s common stock, and an earn out whereby the sellers of LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at March 31, 2025, the Company has an obligation to issue an additional 309,286 (December 31, 2024 - 301,597) Class C preferred shares to the sellers under the true up, valued at $1,773,098 (December 31, 2024 - $3,654,009). The estimation is according to management’s assessment of the Company reaching the threshold of $2,500,000 or part of it.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of the Company’s accounts payable and accrued liabilities as at March 31, 2025, and December 31, 2024 is as follows:

	2025	2024

Accounts payable	$5,072,413	$4,783,656
Accrued liabilities	4,249,226	4,302,643
Accrued interest	3,109,117	2,495,337
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$12,620,756	$11,771,636

(a)

The Company has previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its common stock from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of these financial statements.

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at March 31, 2025, and December 31, 2024 is as follows:

	2025	2024
Notes payable	$160,455	$160,311
CEBA loan	41,737	41,699
Secured promissory notes	258,681	269,000
Other promissory notes	-	3,657,379
Promissory notes (LTB Transaction)	-	2,550,000
	$460,873	$6,678,389

Notes payable

On May 10, 2024 and May 31, 2024, the Company entered into notes payable agreements (“Note A” and “Note B”, respectively) bearing interest at 10% per annum and maturing within 12 months from the date of issuance with a second individual in the amounts of $50,000 and $70,000, respectively. During the three months ended March 31, 2025, the Company recorded $1,233 (2024 - $nil) in interest expense on Note A, and $1,726 (2024 - $nil) in interest expense on Note B. As at March 31, 2025, the accrued interest on Note A was $4,452 (December 31, 2024 - $3,219) and Note B was $5,830 (December 31, 2024 - $4,104).

On August 13, 2024, the Company entered into notes payable agreements (“Note C”) with a third individual in the amounts of $50,000. Note C matures within 8 months from the date of issuance and bears interest at 15% per annum. During the three months ended March 31, 2025, the Company recorded $1,849 (2024 - $nil) in interest expense on Note C. As at March 31, 2025, accrued interest on Note C was $4,726 (December 31, 2024 - $2,877).

CEBA loan

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. The Company participated in this program and received a $60,000 CAD loan. The loan was interest-free until January 18, 2024 at which time it was converted to a non-amortizing term loan with an interest rate of 5% per annum and the full principal repayment due on December 31, 2026. As at March 31, 2025 and December 31, 2024 the Company’s CEBA Loan balance was $41,737 ($60,000 CAD) and $41,699 ($60,000 CAD), respectively. During the three months ended March 31, 2025, the Company recorded $515 (2024 - $439), in interest expense on the CEBA loan. As at March 31, 2025, accrued interest on the CEBA loan was $3,592 (December 31, 2024 - $2,852).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 8 - NOTES PAYABLE (continued)

Secured promissory notes

During the year ended December 31, 2021, the Company entered into secured promissory note agreements with investors for non-interest-bearing notes maturing within 12 months with a total value of $269,000. These notes are secured by a general security agreement over all of the Company’s present and after acquired property, assets, and undertakings. As at March 31, 2025, the notes are past due and owing in the amount of $258,681 (December 31, 2024 - $269,000). The difference in the note balance is due to currency fluctuations between CAD and USD.

Promissory notes (LTB Transaction)

On November 22, 2023, the Company entered into promissory notes of $3,000,000 bearing interest of 13% per annum, as part of the LTB transaction (Note 6), of which $450,000 was with Mr. Amir Tal (“Mr. Tal”), a shareholder and related party of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission. The outstanding principal of $450,000 was reclassified to Loan payable - related party during 2024. During the three months ended March 31, 2025, the Company recorded interest of $14,425 (2024 - $14,585) on the promissory note due to Mr. Tal. As at March 31, 2025, the accrued interest on the promissory note was $70,723 (December 31, 2024 - $56,298).

The remaining $2,550,000 of the November 22, 2023 note was with Elliot Zemel (“Mr. Zemel”), a shareholder of the Company. A and the outstanding principal balance on the promissory note of $2,550,000 was reclassified to Loan payable - related party during the three months ended March 31, 2025 (Note 10). During the three months ended March 31, 2025, the Company recorded interest of $81,740 (2024 - $82,648) on the promissory notes due to Mr. Zemel. As at March 31, 2025, the accrued interest on the promissory note was $444,604 (December 31, 2024 - $362,864).

The original maturity date of the promissory notes was November 22, 2024. On November 22, 2024, the Company entered into an agreement with both the shareholders to extend the maturity date of the promissory notes to December 31, 2025.

Other promissory notes

The Company has an additional promissory note with Mr. Zemel which bears interest at 24% compounded monthly. As at March 31, 2025, the principal balance owed on the promissory note was $970,481 (December 31, 2024 - $916,496) and accrued interest was $417,746 (December 31, 2024 - $360,356). The outstanding principal balance on the promissory note was reclassified to Loan payable - related party during the three months ended March 31, 2025 after he became a related party (Note 10).

On May 25, 2023, the Company entered into a promissory note with Koze Investments LLC (“Koze”), a company partially owned by Mr. Zemel, to fund the Company for certain documented Company expenses. The promissory note bears interest at 24% compounded quarterly. Mr. Zemel became related party of the Company following his appointment as director of the Company on March 11, 2025. As a result, the balance owing on the promissory note of $3,288,199 as at March 31, 2025 (December 31, 2024 - $2,740,883) was reclassified to Loan payable - related party (Note 10). As at March 31, 2025, the accrued interest on the promissory note was $934,841 (December 31, 2024 - $698,261).

On January 1, 2025, the Company entered into a promissory note with Formosa, a company managed by Mr. Zemel, in the amount of $1,930,000 with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and the lessor. The note bears interest at 5% on the principal on a daily basis. The principal amount, accrued interest and all other sums due under this note are payable quarterly over a 3-year period. Additionally, it was agreed that the Company will pay, (i) 25% of any capital raised by the Company and (ii) 50% of all profits of the Company until the principal amount and any interest accrued thereon has been paid in full to Formosa. As at March 31, 2025, the balance owing on the promissory note was $1,930,000 (December 31, 2024 - $nil) and was classified under Loan payable - related party (Note 10). As at March 31, 2025, the accrued interest on the promissory note was $23,599 (December 31, 2024 - $nil).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE CONVERSION FEATURE

A summary of the Company’s convertible notes is as follows:

Balance, December 31, 2023	$1,520,858
Additions	363,448
Value of conversion of notes into 204,353,254 shares of common stock	(134,910)
Settlements	(451,282)
Balance, December 31, 2024 and March 31, 2025	$1,298,114

During the three months ended March 31, 2025, the Company recorded a loss on conversion of $nil (2024 - $67,444) and interest expense of $39,737 (2024 - $22,919).

A summary of the terms and conditions of the convertible notes outstanding which have a derivative conversion feature as at March 31, 2025 is as follows:

Maturity Date	Interest Rate	Conversion price	Principal at inception	Principal outstanding
			$	$
Jan. 7, 2021	8%	75% of the lowest 20-day share price before the conversion date	100,000	100,000
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	212,555
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date. Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	60,000	68,555
Apr. 11, 2024	12%	$0.010 on the conversion date	100,000	100,000
May 5, 2024	12%	Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	231,250	60,000
Sep. 25, 2024	22%	$0.005 on the conversion date	50,000	50,000
			772,500	591,111

As at March 31, 2025 the Company had $417,368 (December 31, 2024 - $377,901) in accrued interest on these notes, recorded in accrued interest.

As at the date of these financial statements, all convertible notes were past their maturity date. Additionally, because of the late filing of previous annual reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective.The Company estimated that the maximum penalty provisions amounted to one times the face value of all the convertible notes outstanding. As at March 31, 2025, the accrued liability for penalties was $735,002 (December 31, 2024 - $735,002).

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

A summary of Company’s derivative conversion feature as at March 31, 2025 is as follows:

Balance, December 31, 2023	$1,264,388
Changes in fair value of derivative conversion feature	(105,064)
Balance, December 31, 2024	1,159,324
Changes in fair value of derivative conversion feature	(641,711)
Balance, March 31, 2025	$517,613

As at March 31, 2025 the Company had derivative conversion feature of $517,613 (December 31, 2024 - $1,159,324).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 9 - CONVERTIBLE NOTES AND DERIVATIVE CONVERSION FEATURE (continued)

The Company used an option pricing model to calculate the derivative conversion feature. A summary of the Company’s weighted average inputs used in the model is as follows:

	2025	2024
Stock Price	$0.004	$0.008
Exercise Price	$0.005	$0.004
Risk-free interest rate	2.50%	3.00%
Expected volatility	255.50%	285.60%
Expected life	1.00 years	1.00 years
Expected dividend yield	0.00%	0.00%

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

NOTE 10 - RELATED PARTY TRANSACTIONS

a) Key related party transactions

A summary of the Company’s related party transactions for the three months ended March 31, 2025 and 2024, is as follows:

Name of related party	2025	2024

Professional fees	$112,363	$31,961
Interest expense	585,063	14,585
Lease expense	261,285	-
Other expense	1,930,000	-
Total related party transactions	$2,888,711	$46,546

Professional fees

•

During the three months ended March 31, 2025, the Company incurred professional expenses of $78,363 (2024 - $31,961) related to accounting fees with Invictus Accounting Group LLP (“Invictus”), a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company.

•

During the three months ended March 31, 2025, the Company incurred professional expenses of $34,000 with Fabian Vancott (2024 - $nil) related to legal fees. Anthony Panek who is a partner at Fabian Vancott, is also a director of the Company.

Interest, lease and other expense

•	During the three months ended March 31, 2025, the Company incurred interest expense on promissory notes with Mr. Tal of $14,425 (2024 - $14,585).
•

On March 11, 2025, Mr. Zemel became a related party after his appointment as a director of the Company. During the three months ended March 31, 2025, the Company incurred interest expense on promissory notes with Mr. Zemel of $415,936.

•

During the three months ended March 31, 2025, the Company recognized interest expense related to rent in default of $154,702 associated with unpaid lease payments (Note 11). The Company has a lease with Formosa, a company managed by Mr. Zemel.

•	During the three months ended March 31, 2025, the Company incurred lease expense of $261,285 associated with the Formosa lease.
•

During the three months ended March 31, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa (Note 17).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

b) Amounts due to related parties

A summary of the Company’s related party liabilities as at March 31, 2025 and December 31, 2024, is as follows:

	2025	2024

Accounts payable and accrued liabilities	$5,561,065	$2,070,057
Accrued interest	2,818,781	56,298
Loan payable - related party	9,202,215	462,818
Convertible notes	281,111	212,555
Obligation to issue shares of common stock	1,773,098	1,827,005
Total liabilities, related parties	$19,636,270	$4,628,733

Accounts payable and accrued liabilities

As at March 31, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at March 31, 2025, $3,301,508 was payable to Formosa for outstanding lease payments. As at March 31, 2025, accrued interest on unpaid lease payments on the Formosa lease was $752,615.
•	As at March 31, 2025, $139,878 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services to the Company.
•

As at March 31, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors, for unpaid directors’ fees for 2021 through 2023.

•

As at March 31, 2025, $1,661,861 (December 31, 2024 - $1,661,386) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.

•	As at March 31, 2025, $138,539 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.

Loan payable - related party

As at March 31, 2025, the loan payable - related party is as follows:

•	A $12,829 interest-free loan from PLC International Investments Inc., a Company owned by Dominic Colvin, who currently serves as a director of the Company;
•

Promissory notes totaling $6,809,386 were issued to Mr. Zemel, a related party of the Company. Of this amount, $2,550,000 was issued on November 22, 2023, as part of the LTB transaction (Note 6), bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Mr. Zemel. For the three months ended March 31, 2025, interest expense of $81,740 (2024 - $82,648) was recorded on this note. As at March 31, 2025, the accrued interest on the promissory note was $444,604 (December 31, 2024 - $362,864). The remaining promissory notes, issued to Mr. Zemel and Koze, relate to advances provided to the Company for documented expenses. These notes bear interest at 24% per annum. For the three months ended March 31, 2025, total interest expense of $375,470 (2024 - $218,616) was recorded on all promissory notes (Note 8). As at March 31, 2025, the accrued interest on these promissory notes was $1,352,587 (December 31, 2024 - $1,058,617).

•

A promissory note of $1,930,000 entered with Formosa on January 1, 2025, a company managed by Mr. Zemel. During the three months ended March 31, 2025, the Company recorded interest expense of $23,599 (2024 - $nil) on these promissory notes (Note 8). As at March 31, 2025, the accrued interest on the promissory note was $23,599 (December 31, 2024 - $nil).

•

A $450,000 promissory note entered into on November 22, 2023 with Mr. Tal, a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 6). The promissory note bears interest at 13% per annum. The original maturity date of the promissory notes was November 22, 2024. On November 22, 2024, the Company and Mr. Tal agreed to extend the maturity date of the promissory notes to December 31, 2025. During the three months ended March 31, 2025, the Company recorded interest expense of $14,425 (2024 - $14,585) on the promissory note. As at March 31, 2025, the accrued interest on the promissory note was $70,723 (December 31, 2024 - $56,298).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

Convertible notes

As at March 31, 2025, $212,555 (December 31, 2024 - $212,555) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the three months ended March 31, 2025, Mr. Tal did not convert any of the convertible notes into shares of common stock of the Company. During the year ended December 31, 2024, Mr. Tal converted $18,695 of the convertible notes into 23,368,212 shares of common stock of the Company.

As at March 31, 2025, $68,556 of the Company’s convertible notes balance was attributable to amounts owed to Mr. Zemel.

Obligation to issue shares

As at March 31, 2025, the Company has an obligation to issue an additional 154,643 Class C preferred shares each to Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction (Note 6), valued at $886,549 for each party (December 31, 2024 - $1,827,005 each).

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of $500 CAD per month. This space was provided by a company affiliated with Mr. Orman. During the three months ended March 31, 2025, the Company incurred rent expense of $1,045 (2024 - $1,112).

Security and royalty agreement

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (the “subsidiary”), entered into a security and royalty agreement with Mr. Zemel, pursuant to which the Company agreed to pay a royalty of CAD $0.20 per gram on product sales from the preceding month, payable at the beginning of the following month. If the royalty is not paid as stipulated, the amount payable increases to CAD $0.40 per gram sold for the applicable month. There were no sales made after March 17, 2025, which is the effective date and therefore, for the three months ended March 31, 2025, royalty amount payable to Mr. Zemel was $nil (2024 - $nil).

Under the terms of the agreement, a default occurs if the subsidiary fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Mr. Zemel a security interest in all of its ownership interest in the subsidiary. The security interest will remain in place until all obligations are fully satisfied.

NOTE 11 - LIABILITY FOR RIGHT-OF-USE BUILDING

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term as at March 31, 2025 and December 31, 2024, is as follows:

	2025	2024
Weighted average discount rate	16.9%	16.9%
Weighted average remaining lease term	16.7 years	16.9 years

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

11 - LIABILITY FOR RIGHT-OF-USE BUILDING (continued)

Supplementary information on the Company’s operating lease liabilities for the three months ended March 31, 2025 and 2024 included the following:

	2025	2024
Interest	$243,297	$246,118
Amortization and depreciation	$11,212	$79,957

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases as at March 31, 2025 is as follows:

2025	$807,262
2026	847,129
2027	887,951
2028	932,227
2029	978,838
Thereafter	15,903,565
Total undiscounted cashflows	20,356,972
Less: imputed interest	(14,554,307)
Liability for right-of-use building, total	5,802,665
Liability for right-of-use building, current portion	953,851
Liability for right-of-use building, non-current portion	$4,848,814

As at March 31, 2025, the Company has not made any payments on its lease liabilities. The unpaid lease payments for the three months ending March 31, 2025 of $261,285 (2024 - $202,383) were recorded in accounts payable.

For the three months ended March 31, 2025, the Company recognized interest expense related to rent in default of $154,702 (2024 - $150,222) associated with these unpaid lease payments.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

On March 5, 2024, 10,000 shares of Series A Stock were converted into common stock. There were no conversions during the three months ended March 31, 2025.

As at March 31, 2025, 74,416 (December 31, 2024 - 74,416) shares of Series A Stock were issued and outstanding.

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

As at March 31, 2025, 455,000 (December 31, 2024 - 455,000) shares of Series B Stock were issued and outstanding.

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

As at March 31, 2025, 100,000 (December 31, 2024 - 100,000) shares of Series C Stock were issued and outstanding.

Common stock

The Company is authorized to issue 5,000,000,000 shares of common stock at a par value $0.0001 per share. As at March 31, 2025, 662,501,405 (December 31, 2024 - 662,501,405) shares of common stock were issued and outstanding.

There were no share capital transactions during the three months ended March 31, 2025.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 12 - STOCKHOLDERS’ DEFICIT (continued)

Stock purchase warrants

A summary of the Company’s stock purchase warrant activity is as follows:

	Number of stock purchase warrants		Weighted average exercise price

Stock purchase warrants outstanding, December 31, 2023	#	28,722,740	$0.06
Issued		17,222,200	0.01
Redeemed		(5,000,000)	0.03
Expired		(1,020,000)	1.02
Stock purchase warrants outstanding, December 31, 2024 and March 31, 2025	#	39,924,940	$0.02

A summary of the number of the Company’s stock purchase warrants outstanding and exercisable as at March 31, 2025 is as follows:

Expiration date	Number of stock purchase warrants		Weighted average exercise price	Weighted average remaining life (Years)
May 10, 2026	#	477,778	$0.30	1.11
February 15, 2028	#	12,222,200	$0.01	2.88
November 22, 2028	#	27,224,962	$0.02	3.65
	#	39,924,940	$0.02

There were no warrants transactions during the three months ended March 31, 2025.

During the year ended December 31, 2024, 17,222,200 stock purchase warrants were issued in connection with the issuance of $17,222 promissory notes, each entitling the holder to purchase one share of common stock of the Company at $0.01 per share with an expiration date of February 15, 2028.

NOTE 13 - REVENUE

The Company generates revenue majorly from sale of cannabis and related products to its customers. During the three months ended March 31, 2025, the Company recognized revenue of $307,629 (2024 - $nil) from sale of cannabis products to Adjupharm GmbH, a pharmaceutical company based in Germany. This comprised of the majority of the revenues generated during the three months ended March 31, 2025.

NOTE 14 - COST OF GOODS SOLD

A summary of the Company’s cost of goods sold for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024

Direct materials	$54,601	$68,988
Direct labor	96,542	132,218
Depreciation	25,396	91,993
Overheads	181,454	170,049
Loss on impairment of inventory	479,933	-
	$837,926	$463,248

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 15 - GENERAL AND ADMINISTRATIVE

A summary of the Company’s general and administrative expenses for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024

Advertising and promotion	$-	$1,461
Insurance	-	25,562
Interest and bank charges	142	423
Office and administrative	14,689	92,034
Plant supplies	-	26,340
Repairs and maintenance	3,589	24,864
Taxes	13,202	-
Exchange gain and loss	(9,885)	-
Transfer agent fees	3,118	1,200
Utilities	2,856	36,665
	$27,711	$208,549

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2025, the Company has outstanding borrowings under various loan agreements with multiple lenders. Certain borrowings are secured by the Company’s assets, including equipment, investments and receivables. In the event of default, lenders may have the right to seize collateralized assets.

Ataraxia Canada, Inc.

As part of the Company’s acquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, an action filed against AMS by Ataraxia Canada, Inc. (“Ataraxia”) was assumed, alleging breach of contract, specifically, breach of a non-binding term sheet providing for Ataraxia to acquire controlling interest in AMS. Ataraxia is seeking $15 million in damages. A Statement of Claim was prepared by Ataraxia, as plaintiff, and circulated to AMS, as defendant, on August 2, 2018, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

The Company’s agreement to acquire AMS contained a provision requiring CPMD to diligently defend against the claims brought forth in, and assume full and complete control of, the Ataraxia litigation, provided that CPMD shall not enter into any compromise or settlement in respect of the Ataraxia litigation without the prior written consent of the sellers, which consent is not to be unreasonably withheld, conditioned or delayed. The sellers are obligated to cooperate fully and make available to the Company all pertinent information and witnesses under their control, make such assignments and take such other steps as in the opinion of CPMD’s counsel are reasonably necessary to enable CPMD to defend against the claims brought forth in the Ataraxia litigation.

The Company is currently reviewing two separate situations with legal counsel in order to ascertain whether CPMD has claims against Steven Barber arising out of his default of the Consulting Agreement the Company entered into as part of the AMS acquisition and various claims against Gary Herick, a former officer and director. In January 2020, the Company received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with CPMD. The Company is currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Company does not believe that these situations present a probability of material risk and therefore a loss contingency is not reflected in the consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

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

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by CPMD to assist with fiscal year 2022 Finance Backfill and Diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to CPMD. The Company acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed.

Former Executives

Former executives of the Company, John Cassels and Andrew Steedman (collectively “plaintiffs), have filed a lawsuit against the Company alleging damages and back pay due to them in the amount of $3 million. The Company has offered a full and final settlement of $400,000 CAD to each of the plaintiffs, which was pending to be accepted by them as of March 31, 2025. Management has assessed the likelihood of an unfavorable outcome as reasonably possible but not probable. The Company continues to maintain an accrual of approximately $887,000 in its financial statements for unpaid salaries to Mr. Cassels and Mr. Steedman for the period from April 2019 through June 2023. The Company actively monitors this matter and will update its assessment as additional information becomes available.

NOTE 17 - OTHER EXPENSES

During the three months ended March 31, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa (Note 8).

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 18 - SEGMENT NOTE (continued)

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	2025	2024

Revenue	$335,319	$25,839
Cost of goods sold	837,926	463,248
Gross loss	(502,607)	(437,409)

Operating expenses
Amortization and depreciation	-	23,041
General and administrative	27,711	208,549
Payroll and consulting fees	-	97,599
Professional fees	136,337	22,485
Rent	1,045	1,112
Total operating expenses	165,093	352,786
Loss from operations	(667,700)	(790,195)

Other segment items	(22,894)	(10,925,438)
Net loss	$(690,594)	$(11,715,633)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the interim period as at and for the three months ended March 31, 2025 and 2024 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included on Form 10-K for the year ended December 31, 2024.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including statements concerning anticipated financial results and developments of our operations in future periods that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2025 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

To facilitate our growth strategy, on November 22, 2023, we entered into an agreement with LTB Management, LLC (“LTB”) in support of building and developing a sales network in the EU and obtaining access to LTB’s e-commerce technology related to online sales of cannabis in the EU. Under this agreement, we obtained 100 Class B units of LTB in exchange for 27,224,962 warrants, each entitling the holders to purchase one share of our common stock at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the LTB; and 100,000 Class C preferred shares of our company. Contingent consideration included a quarterly true up of LTB’s preferred share proportional ownership to 33% of the outstanding shares of our common stock, and an earn out whereby LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on our reaching a threshold of $2,500,000 in annual revenue at any time within 24 months of the agreement date. As at March 31, 2025, we have an obligation to issue an additional 309,286 Class C preferred shares to LTB under the true up, valued at $1,773,098.

OUR PRODUCTS

Cannabis Products

We produce and sell dried cannabis flower, which is packaged for sale as dried flower and trim shake. We sell dried flower for medicinal purposes. Dried flower continues to be the core of all cannabis markets globally and accordingly our focus on consistent high-quality cultivation is relentless.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three ended March 31, 2025, the Company reported $335,319 (2024 - $25,839), respectively, in revenue.

As at March 31, 2025, the Company had cash of $1,208, a working capital deficiency of $25,655,955 and an accumulated deficit of $101,874,736. Additionally, for the three months ended March 31, 2025, we used $601,381 in operating activities. These financial metrics and the Company’s deficit of $101,874,736 as at March 31, 2025 indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common stock. Management’s ability to implement its plans and continue as a going concern may be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Revenue

During the three months ended March 31, 2025 and 2024, the Company reported revenue of $335,319 and $25,839, respectively. Product sales of medical cannabis commenced during early 2024 and increased during latter part of 2024. During the three months ended March 31, 2025, the Company recognized revenue of $307,629 (2024 - $nil) from sale of cannabis products to Adjupharm GmbH, a pharmaceutical company based in Germany. This comprised of the majority of the revenues generated during the three months ended March 31, 2025.

Cost of Goods Sold

During the three months ended March 31, 2025 and 2024, the Company reported cost of goods sold of $837,926 and $463,248, respectively. Product sales commenced during the latter part of 2024 and therefore, the Company’s cost of goods sold were significantly lower in the prior year comparable quarter. Included in cost of goods sold for the three months ended March 31, 2025 and 2024 is loss on impairment of inventory of $479,933 and $nil, respectively, primarily due to lower net realizable value attributed to early batches of product as a result of suboptimal THC levels.

Gross Loss

During the three months ended March 31, 2025 and 2024, the Company reported a gross loss of $502,607 and $437,409, respectively. The gross loss increased in 2025 from 2024 primarily due to the inclusion of impairment of inventory of $479,933 in cost of goods sold offset by an increase in revenue of $309,480 during the three months ended March 31, 2025.

Operating Expenses

A summary of the Company’s operating expenses for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024

Amortization and depreciation	$-	$23,041
General and administrative	27,711	208,549
Payroll and consulting fees	-	97,599
Professional fees	136,337	22,485
Rent	1,045	1,112
	$165,093	$352,786

During the three months ended March 31, 2025 and 2024, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, and professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company. Overall operating expenses for the three months ended March 31, 2025 were $165,093 compared to operating expenses of $352,786 in the prior year comparable period, a decrease of $187,693. The decrease is primarily attributable to the following:

28

•

A $23,041 decrease to amortization and depreciation primarily due to allocation of the entire expense to inventory during the current period and an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.

•	A $180,838 decrease to general and administrative expenses primarily due to an overall decrease in discretionary and extraneous spending, and to allocation of a portion of the expenses to inventory.
•	A $97,599 reduction in payroll and consulting fees due to a change in management resulting in a reduction in payroll accruals for officers, as well as allocation of direct labor to inventory.

The decrease was partly offset by a $113,852 increase in professional fees due to higher accounting fees in 2024 associated with the additional accounting activities required for the product sales that began during 2024.

Other income (expenses)

A summary of the Company’s other income and expenses for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024

Change in the fair value of derivative conversion feature	$641,711	$(8,036,332)
Change in the fair value of obligation to issue shares	1,880,911	(2,710,879)
Gain on the extinguishment of debt	-	677,288
Other expense	(1,930,000)
Interest expense	(615,516)	(576,423)
Loss on impairment of inventory	-	(279,092)
	$(22,894)	$(10,925,438)

Other expenses totaled $22,894 for the three months ended March 31, 2025 compared to $10,925,438 in the prior year comparable quarter. The change is primarily attributable to the following:

•

A $8,678,043 increase in the fair value of derivative conversion feature primarily due to fluctuations in market conditions and changes in underlying assumptions used in valuation of the derivative conversion feature of convertible notes.

•

A $4,591,790 increase in the fair value of obligation to issue shares was primarily due to fluctuations in the Company's stock price and other assumptions affecting the value of the obligation related to the LTB transaction (Note 6).

•	Gain on the extinguishment of debt of $677,288 was recorded in the prior year comparable quarter. No such gain recorded in the current quarter.
•

During the three months ended March 31, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa (Note 8).

•	A $39,093 increase in interest expense is primarily due to increase in liabilities during the current year.
•

Loss on impairment of inventory of $279,092 was not included in cost of goods sold in the prior year comparable quarter as compared to the current quarter where all of the loss on impairment of inventory is reclassified into cost of goods sold therefore resulting in a decrease of $279,092 in the current quarter.

Net Loss

During the three months ended March 31, 2025, the Company recorded net loss of $690,594 or $0.00 per share compared to a net loss of $11,715,633 or $0.03 per share in the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

No funding transactions occurred during the three months ended March 31, 2025.

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

•	Entered into an additional note payable agreement for $50,000 with a third private individual, bearing interest at 15% per annum, maturing on April 14, 2025.

The summary of the Company’s cash flows for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024

Cash used in operating activities	$(601,381)	$(548,829)
Cash provided by financing activities	600,433	560,272
	$(948)	$11,443

As of March 31, 2025, the Company had $1,208 in cash as compared to $2,156, and working capital deficiency of $25,655,955 compared to $24,733,636 as of December 31, 2024.

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2025 increased by $52,552 compared to the prior year comparable period, primarily due to increase in operating expenses in the current period.

Cash flows from investing activities

For the three months ended March 31, 2025 ad 2024, there were no cash flows arising from investing activities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2025 was $600,433 as compared to $560,272 in the prior year comparable period primarily due to decrease in proceeds from related party loans of $256,121 and $87,768 from proceeds from issuance of warrants. The proceeds in the prior year comparable period were partially offset by repayment of convertible notes of $384,050. No such repayments were made in the current quarter.

Related party transactions

Professional fees

•

During the three months ended March 31, 2025, the Company incurred professional expenses of $78,363 (2024 - $31,961) related to accounting fees with Invictus Accounting Group LLP (“Invictus”), a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company.

•

During the three months ended March 31, 2025, the Company incurred professional expenses of $34,000 with Fabian Vancott (2024 - $nil) related to legal fees. Anthony Panek who is a partner at Fabian Vancott, is also a director of the Company.

Interest, lease and other expense

•	During the three months ended March 31, 2025, the Company incurred interest expense on promissory notes with Mr. Tal of $14,425 (2024 - $14,585).
•

On March 11, 2025, Mr. Zemel became a related party after his appointment as a director of the Company. During the three months ended March 31, 2025, the Company incurred interest expense on promissory notes with Mr. Zemel of $415,936.

•

During the three months ended March 31, 2025, the Company recognized interest expense related to rent in default of $154,702 associated with unpaid lease payments (Note 11). The Company has a lease with Formosa, a company managed by Mr. Zemel.

•	During the three months ended March 31, 2025, the Company incurred lease expense of $261,285 associated with the Formosa lease.
•

During the three months ended March 31, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa (Note 17).

Accounts payable and accrued liabilities

As at March 31, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at March 31, 2025, $3,301,508 was payable to Formosa for outstanding lease payments. As at March 31, 2025, accrued interest on unpaid lease payments on the Formosa lease was $752,615.
•	As at March 31, 2025, $139,878 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services to the Company.
•

As at March 31, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors, for unpaid directors’ fees for 2021 through 2023.

•

As at March 31, 2025, $1,661,861 (December 31, 2024 - $1,661,386) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.

•	As at March 31, 2025, $138,539 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.

Loan payable - related party

As at March 31, 2025, the loan payable - related party is as follows:

•	A $12,829 interest-free loan from PLC International Investments Inc., a Company owned by Dominic Colvin, who currently serves as a director of the Company;
•

Promissory notes totaling $6,809,386 were issued to Mr. Zemel, a related party of the Company. Of this amount, $2,550,000 was issued on November 22, 2023, as part of the LTB transaction (Note 6), bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Mr. Zemel. For the three months ended March 31, 2025, interest expense of $81,740 (2024 - $82,648) was recorded on this note. As at March 31, 2025, the accrued interest on the promissory note was $444,604 (December 31, 2024 - $362,864). The remaining promissory notes, issued to Mr. Zemel and Koze, relate to advances provided to the Company for documented expenses. These notes bear interest at 24% per annum. For the three months ended March 31, 2025, total interest expense of $375,470 (2024 - $218,616) was recorded on all promissory notes (Note 8). As at March 31, 2025, the accrued interest on these promissory notes was $1,352,587 (December 31, 2024 - $1,058,617).

•

A promissory note of $1,930,000 entered with Formosa on January 1, 2025, a company managed by Mr. Zemel. During the three months ended March 31, 2025, the Company recorded interest expense of $23,599 (2024 - $nil) on these promissory notes (Note 8). As at March 31, 2025, the accrued interest on the promissory note was $23,599 (December 31, 2024 - $nil).

•

A $450,000 promissory note entered into on November 22, 2023 with Mr. Tal, a shareholder of the Company with a “principal owner” designation as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 6). The promissory note bears interest at 13% per annum. The original maturity date of the promissory notes was November 22, 2024. On November 22, 2024, the Company and Mr. Tal agreed to extend the maturity date of the promissory notes to December 31, 2025. During the three months ended March 31, 2025, the Company recorded interest expense of $14,425 (2024 - $14,585) on the promissory note. As at March 31, 2025, the accrued interest on the promissory note was $70,723 (December 31, 2024 - $56,298).

Convertible notes

As at March 31, 2025, $212,555 (December 31, 2024 - $212,555) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the three months ended March 31, 2025, Mr. Tal did not convert any of the convertible notes into shares of common stock of the Company. During the year ended December 31, 2024, Mr. Tal converted $18,695 of the convertible notes into 23,368,212 shares of common stock of the Company.

As at March 31, 2025, $68,556 of the Company’s convertible notes balance was attributable to amounts owed to Mr. Zemel.

Obligation to issue shares

As at March 31, 2025, the Company has an obligation to issue an additional 154,643 Class C preferred shares each to Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction (Note 6), valued at $886,549 for each party (December 31, 2024 - $1,827,005 each).

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of $500 CAD per month. This space was provided by a company affiliated with Mr. Orman. During the three months ended March 31, 2025, the Company incurred rent expense of $1,045 (2024 - $1,112).

Security and royalty agreement

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (the “subsidiary”), entered into a security and royalty agreement with Mr. Zemel, pursuant to which the Company agreed to pay a royalty of CAD $0.20 per gram on product sales from the preceding month, payable at the beginning of the following month. If the royalty is not paid as stipulated, the amount payable increases to CAD $0.40 per gram sold for the applicable month. There were no sales made after March 17, 2025, which is the effective date and therefore, for the three months ended March 31, 2025, royalty amount payable to Mr. Zemel was $nil (2024 - $nil).

Under the terms of the agreement, a default occurs if the subsidiary fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Mr. Zemel a security interest in all of its ownership interest in the subsidiary. The security interest will remain in place until all obligations are fully satisfied.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025, at reasonable assurance levels.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of March 31, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of March 31, 2025. We are in the process of developing and implementing remediation plans to address the material weakness described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Former Executives

In July 2024, two former executives of the Company, John Cassels and Andrew Steedman (collectively “plaintiffs”), filed a lawsuit against our Company in Calgary at the Court of King’s Bench of Alberta alleging wrongful termination with back pay due to them in the amount of $3 million, damages of an undisclosed monetary amount, and other claims of misconduct. We have engaged legal counsel to resolve these matters. In the meantime, we are working to settle the matters with the plaintiffs.

The Company has offered a full and final settlement of $400,000 CAD to each of the plaintiffs, which was pending to be accepted by them as of March 31, 2025. Management has assessed the likelihood of an unfavorable outcome as reasonably possible but not probable. The Company continues to maintain an accrual of approximately $887,000 in our financial statements for unpaid salaries to Mr. Cassels and Mr. Steedman for the period from April 2019 through June 2023. The Company actively monitors this matter and will update its assessment as additional information becomes available.

In 2019, we completed the filing of the Company's financial statements with the British Columbia Securities Commission and the Alberta Securities Commission, and we were in the process of completing an application to list our common stock on the Canadian Stock Exchange. We received a Failure-to-File Cease Trade Order (FFCTO) issued under National Policy 11-207. We are currently discussing the FFCTO with the British Columbia Securities Commission and received a new set of questions from the BC Securities commission on May 13, 2025.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity transactions occurred during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023
3.1	Bylaws adopted 12/31/10
3.2	Certificate of Amendment of Certificate of Incorporation dated 10/22/14
3.3	Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock
4.1	Letter Agreement between the Company and Koze Investments, LLC amd Amir Tal regarding Allocation of Revenue from IMC Cannabis Transaction dated March 17, 2025
4.2	Security And Royalty Agreement between the Company and Koze Investments, LLC dated March 17, 2025
4.3	Amended and Restated Lease dated January 1, 2025
4.4	Amendment No. 1 to Amended and Restated Secured Promissory Note; entered into with Koze Investments LLC and Amir Tal
4.5	Amendment No. 1 to Amended and Restated Senior Secured Promissory Note; entered into with Koze Investments
4.6	Secured Promissory Note dated February 26, 2025
4.7	Transfer of 2323414 Alberta Ltd. to Elliot Zemel dated March 17, 2025
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2025.

CannaPharmaRx, Inc.

By:	/s/ Constantine Nkafu
Constantine Nkafu,
Chief Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste,
Chief Financial Officer

