Form 10-Q
period 2025-06-30
CANNAPHARMARX, INC.
filed 2025-08-14
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-27055

CANNAPHARMARX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

4439 Township Rd 304,

Mountain View County, Alberta, Canada T0M0R0

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

The number of shares of the registrant’s common shares issued and outstanding as of August 14, 2025, was 662,501,405 shares.

CANNAPHARMARX, INC. June 30, 2025 TABLE OF CONTENTS

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024

ASSETS

Current assets
Cash	$16,975	$2,156
Goods and services tax receivable	23,204	18,707
Accounts receivable	114,307	1,747
Inventory	1,043,538	996,250
Total current assets	1,198,024	1,018,860

Non-current assets
Equipment, net	129,389	137,237
Right-of-use building, net	5,627,215	5,161,473
Investments	4,518,127	4,518,127
Total assets	$11,472,755	$10,835,697

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$10,012,932	$9,276,299
Accrued interest	3,865,183	2,495,337
Notes payable	483,874	6,678,389
Convertible notes	1,298,114	1,298,114
Derivative conversion feature	564,051	1,159,324
Loans payable to related parties	9,941,556	462,818
Royalty payable	56,405	-
Liability for right-of-use building, current portion	1,005,099	728,206
Obligation to issue shares	1,727,065	3,654,009
Total current liabilities	28,954,279	25,752,496

Non-current liability
Liability for right-of-use building	5,092,561	4,892,838
Total liabilities	$34,046,840	$30,645,334

SHAREHOLDERS’ DEFICIT
Preferred shares series A, $1.00 par value, 100,000 shares authorized, 74,416 issued and outstanding as at June 30, 2025 and December 31, 2024	$74,416	$74,416
Preferred shares series B, $1.00 par value, 3,000,000 shares authorized, 455,000 shares issued and outstanding as at June 30, 2025 and December 31, 2024	455,000	455,000
Preferred shares series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at June 30, 2025 and December 31, 2024	100,000	100,000
Common shares, $0.0001 par value; 5,000,000,000 shares authorized, 662,501,405 issued and outstanding as at June 30, 2025 and December 31, 2024	66,250	66,250
Treasury shares, $0.0001 par value 6,230,761 shares as at June 30, 2025 and December 31, 2024	623	623
Additional paid-in capital	80,122,590	80,122,590
Accumulated deficit	(103,288,194)	(101,184,142)
Accumulated other comprehensive income	(104,770)	555,626
Total shareholders’ deficit	(22,574,085)	(19,809,637)
Total liabilities and shareholders’ deficit	$11,472,755	$10,835,697

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$231,608	$-	$566,927	$25,839
Cost of goods sold	852,818	171,364	1,690,744	913,704
Gross loss	(621,210)	(171,364)	(1,123,817)	(887,865)

Operating expenses (recovery)
Amortization and depreciation	-	64,237	-	87,278
General and administrative	75,952	(5,405)	114,593	204,256
Payroll and consulting fees	-	37,966	-	135,565
Professional fees	88,219	249,662	224,556	272,147
Royalty expense	55,599	-	55,599	-
Total operating expenses	219,770	346,460	394,748	699,246
Loss from operations	(840,980)	(517,824)	(1,518,565)	(1,587,111)

Other income (expenses)
Change in the fair value of derivative conversion feature	(46,438)	8,655,422	595,273	619,090
Change in the fair value of obligation to issue shares	46,033	(673,514)	1,926,944	(3,384,393)
Foreign exchange gain (loss)	85,442	(102)	95,327	(102)
Loss on the extinguishment of debt	-	(1,368,000)	-	(690,712)
Other expense	-	-	(1,930,000)	-
Interest expense	(657,515)	(733,718)	(1,273,031)	(1,310,141)
Total other income (expenses)	(572,478)	5,880,088	(585,487)	(4,766,258)
Net income (loss)	(1,413,458)	5,362,264	(2,104,052)	(6,353,369)
Foreign currency translation adjustment	(653,505)	58,605	(660,396)	179,937
Net comprehensive income (loss)	$(2,066,963)	$5,420,869	$(2,764,448)	$(6,173,432)

Basic and diluted income (loss) per share of common shares	$(0.00)	$0.01	$(0.00)	$(0.01)

Weighted average number of shares outstanding	662,501,405	657,980,212	662,501,405	587,642,342

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2025	2024

Operating activities
Net loss	$(2,104,052)	$(6,353,369)
Adjustments for non-cash items:
Amortization and depreciation	-	87,278
Change in the fair value of derivative conversion feature	(595,273)	(619,090)
Change in the fair value of obligation to issue shares	(1,926,944)	3,384,393
Other expense	1,930,000	-
Interest expense	1,273,031	1,310,141
Loss on the extinguishment of debt	-	690,712
Loss on impairment of inventory included in cost of goods sold	1,046,203	450,456
Changes in operating assets and liabilities:
Goods and services tax receivable	(4,497)	(18,564)
Accounts receivable	(101,199)	(190,150)
Inventory	(1,005,211)	(558,604)
Deferred revenue	-	432,893
Royalty payable	55,599	-
Accounts payable and accrued liabilities	384,499	505,057
Accrued interest	-	(97,598)
Cash used in operating activities	(1,047,844)	(976,445)

Financing activities
Proceeds from issuance of warrants	-	87,768
Proceeds from notes payable	-	220,002
Proceeds from related party loans	1,062,663	1,061,220
Proceeds from convertible notes	-	67,232
Repayment of convertible notes	-	(451,282)
Cash provided by financing activities	1,062,663	984,940

Net change in cash	14,819	8,495
Cash, beginning of period	2,156	650
Cash, end of period	$16,975	$9,145

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Cancellation of Series B preferred shares	$-	$2,000,000
Conversion of convertible loans into common shares	$-	$16,436
Conversion of preferred shares series A into common shares	$-	$1,250
Reclassification of notes payable to related party loans	$6,809,386	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (Unaudited)

	Preferred shares series A		Preferred shares series B		Preferred shares series C		Common shares		Treasury shares				Accumulated
	Number		Number		Number		Number		Number		Additional		other	Total
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	paid-in capital	Accumulated deficit	comprehensive income	shareholders' deficit
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$100,000	440,752,302	$44,075	6,230,761	$623	$76,476,643	$(91,278,353)	$(35,617)	$(12,153,213)
Exercise of warrants on cashless basis	-	-	-	-	-	-	4,895,849	4,489	-	-	(4,489)	-	-	-
Conversion of preferred shares series A to common shares	(10,000)	(10,000)	-	-	-	-	12,500,000	1,250	-	-	8,750	-	-	-
Cancellation of preferred shares series B	-	-	(2,000,000)	(2,000,000)	-	-	-	-	-	-	2,000,000	-	-	-
Conversion of convertible notes to common shares	-	-	-	-	-	-	204,353,254	16,436	-	-	1,553,918	-	-	1,570,354
Issuance of warrants for convertible notes	-	-	-	-	-	-	-	-	-	-	87,768	-	-	87,768
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	179,937	179,937
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,353,369)	-	(6,353,369)
Balance, June 30, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(97,631,722)	$144,320	$(16,668,523)
Exercise of warrants on cashless basis	-	-	-	-	-	-	-	(4,000)	-	-	4,000	-	-	-
Conversion of convertible notes to common shares	-	-	-	-	-	-	-	4,000	-	-	(4,000)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	411,306	411,306
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,552,420)	-	(3,552,420)
Balance, December 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(101,184,142)	$555,626	$(19,809,637)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(660,396)	(660,396)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,104,052)	-	(2,104,052)
Balance, June 30, 2025	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(103,288,194)	$(104,770)	$(22,574,085)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRx, Inc. (hereinafter “CPMD”, or the “Company”) was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company underwent several name changes over the years and, in October 2014, changed its legal name to CannaPharmaRx, Inc. The Company focuses its business efforts on evaluation, negotiation, acquisition, and development of cannabis cultivation projects in Canada.

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd. for the use of a leased facility located in Cremona, Alberta, Canada. CPMD recommissioned the 55,000 square foot facility (the “Facility”) into a new indoor cannabis farm with 11 growing rooms and 1 drying and packing room during 2022. The Facility currently has 5 of these growing rooms and the drying and packing room in operation and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate the full 11 growing rooms.

The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency on December 22, 2022. Under the new license, the Company commenced cannabis production during the year ended December 31, 2023.

Cease Trade Order (CTO)

In 2023, the British Columbia Securities Commission (BCSC) issued a Cease Trade Order (CTO) against the Company due to the Company’s failure to file certain continuous disclosure documents under Canadian securities laws. The CTO restricts the trading in its securities in Canada, including share issuances and conversions of convertible instruments. The Company has filed an application to revoke the CTO with the BCSC and received a follow-up inquiry on May 13, 2025. There is no assurance the CTO will be lifted promptly.

Potential Liability Exposure and Insurance Coverage

The Company has not paid any insurance premiums since early 2024. As a result, its current insurance coverage may have lapsed or may not be sufficient to cover potential claims. The Company may be subject to liability claims for damages and other expenses that are not covered by insurance. The Company’s business, profitability, and growth prospects could be adversely affected in the event it is required to pay damages or defense costs in connection with a liability claim that falls outside the scope of its insurance coverage. There can be no assurance that the Company will be able to reinstate or obtain insurance coverage in the future in amounts, or at a cost, that would provide adequate protection.

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

All figures are in United States (“US”) dollars (“USD”) unless indicated otherwise. All references to “CAD” are to Canadian dollars.

Foreign currency translation

As at June 30, 2025, the official exchange rate for the translation of CAD to USD was 0.7330 (March 31, 2025 - 0.6956 and December 31, 2024 - 0.6950).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of consolidation

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to the purchase price allocation of acquired businesses, the impairment of long-lived assets, the valuation of financial instruments, the valuation of inventory, the provision of income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as at the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The Company adopted ASU 2023-07 as of April 1, 2024. This update enhances the disclosure requirements for reportable segments, including significant segment expenses and interim period disclosures. The Company have disclosed the title and position of our Chief Operating Decision Maker (CODM) to provide clarity on who is responsible for making operating decisions. These disclosures aim to enhance transparency and provide more decision-useful information to investors and other stakeholders.

Reclassification of prior period amounts

For the three and six months ended June 30, 2024, adjustments of inventory to net realizable value that were previously presented within loss on impairment of inventory of $171,364 and $450,456, respectively, have been reclassified to cost of goods sold to conform to current period presentation. In addition, rent expense for the three and six months ended June 30, 2024 of $1,097 and $2,209, respectively, has been reclassified to general and administrative expenses, and foreign exchange loss for the three and six months ended June 30, 2024 of $102 and $102, respectively, has been reclassified from general and administrative expenses and presented within other income. These reclassifications had no impact on the Company’s operating loss or comprehensive loss for any period presented.

Significant Accounting Policies

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have any significant impact on the financial statement disclosures.

New accounting standards not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at June 30, 2025, the Company had cash of $16,975 (December 31, 2024 - $2,156), a working capital deficiency of $27,756,255 (December 31, 2024 - $24,733,636), and an accumulated deficit of $103,288,194 (December 31, 2024 - $101,184,142). Additionally, during the six months ended June 30, 2025, the cash used in operating activities was $1,047,844 (2024 - $976,445).

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

It is the Company’s intention to incur debt and/or raise additional funding through equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing shareholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (the “subsidiary”), entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California-based limited liability company engaged in providing financing and investment services. Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Pursuant to the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month. If royalty payments are not made on time, the applicable rate increases. The agreement stipulates that a default occurs if the subsidiary fails to make royalty or lease payments for three consecutive months, or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in the subsidiary, which will remain in place until all obligations are fully satisfied. As of June 30, 2025, the subsidiary was in default of its payment obligations, and Koze agreed to forbear from exercising his rights over the ownership interest until the end of the year. The Company also incurred royalty expenses under the agreement and recorded a related liability in accounts payable and accrued liabilities as of June 30, 2025.

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at June 30, 2025 and December 31, 2024 is as follows:

	2025	2024

Finished goods	$777,119	$752,134
Work in process	840,895	1,560,137
Less: impairment of finished goods inventory included in cost of goods sold	(282,126)	(337,402)
Less: impairment of work in process inventory included in cost of goods sold	(292,350)	(978,619)
	$1,043,538	$996,250

NOTE 4 - RIGHT-OF-USE BUILDING

On January 1, 2022, the Company entered into a 20-year lease agreement commencing January 1, 2022 with Formosa Mountain Ltd. (“Formosa”) for the Facility from which it grows its cannabis products in Cremona, Alberta.

A discount rate of 16.9% per annum is used to calculate the present value of minimum lease payments to determine the fair value of lease liability and right-of-use asset on initial recognition.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 4 - RIGHT-OF-USE BUILDING (continued)

On January 1 2025, the Company amended the lease agreement whereby the lease payments were changed to CAD 125,000 per month for the remainder of the lease term.

A summary of the Company’s right-of-use building asset at June 30, 2025 and December 31, 2024 is as follows:

	2025	2024
Gross carrying amount	$6,479,747	$5,949,483
Accumulated depreciation	(852,532)	(788,010)
Net book value	$5,627,215	$5,161,473

During the three and six months ended June 30, 2025, the Company recorded depreciation expense on right-of-use building of 9,500 and $20,746, respectively (2024 - $78,807 and $158,736, respectively).

For the three and six months ended June 30, 2025, the right-of-use building depreciation expense allocated to inventory was $9,500 and $20,746, respectively (2024 - $15,053 and $79,957, respectively).

NOTE 5 - INVESTMENTS

On November 22, 2023, the Company closed a transaction with LTB Management, LLC (“LTB”) to acquire 100 Class B units of LTB.

The total purchase consideration for the investment was $4,518,127, which consisted of the following: (i) 27,224,962 warrants with a fair value of $162,129, each entitling the holder to purchase one share of common shares of the Company at $0.02 per share until November 22, 2028; (ii) $3,000,000 in promissory notes payable to Mr. Amir Tal and Koze Investments LLC (Note 8); (iii) 100,000 Class C preferred shares with a fair value of $750,000, each convertible into 1,250 shares of common shares; and (iv) contingent consideration recorded as an obligation to issue Class C preferred shares with a fair value of $605,998. The fair value of the warrants was determined using an option pricing model and the fair value of the Class C preferred shares was determined based on the shares price of the Company’s common shares on November 22, 2023.

The contingent consideration includes a quarterly true up of the sellers of LTB’s preferred share proportional ownership to 33% of the outstanding shares of the Company’s common shares, and an earn out whereby the sellers of LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at June 30, 2025, in connection with the true up, the Company has an obligation to issue an additional 309,286 Class C preferred shares to the sellers valued at $1,727,065 (December 31, 2024 - 301,597 shares valued at $3,654,009).

The obligation has been estimated based on management’s assessment of a 60% probability of the Company reaching the threshold of $2,500,000 of annual revenue.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of the Company’s accounts payable and accrued liabilities as at June 30, 2025 and December 31, 2024 is as follows:

	2025	2024

Accounts payable	$5,457,801	$4,783,656
Accrued liabilities	4,365,131	4,302,643
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$10,012,932	$9,276,299

(a)

The Company has previously been a party to an action filed by Gary M. Cohen, a former officer and director of the Company in 2014. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 shares of its common shares from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of these financial statements.

NOTE 7 - ACCRUED INTEREST

A summary of the Company’s accrued interest as at June 30, 2025 and December 31, 2024 is as follows:

	2025	2024

Notes payable	$2,447,116	$1,489,950
Convertible notes	487,720	408,040
Rent in default on Formosa lease	930,347	597,347
	$3,865,183	$2,495,337

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at June 30, 2025 and December 31, 2024 is as follows:

	2025	2024
Notes payable	$170,002	$160,311
CEBA loan	43,979	41,699
Secured promissory notes	269,893	269,000
Other promissory notes	-	3,657,379
Promissory notes (LTB Transaction)	-	2,550,000
	$483,874	$6,678,389

Notes payable

On May 10, 2024 and May 31, 2024, the Company entered into notes payable agreements (“Note A” and “Note B”, respectively) bearing interest at 10% per annum and maturing within 12 months from the date of issuance with a third party in the amounts of $50,001 and $70,001, respectively. During the three and six months ended June 30, 2025, the Company recorded $1,247 and $2,480, respectively (2024 - $nil and $699, respectively) in interest expense on Note A, and $1,745 and $3,471, respectively (2024 - $nil and $575, respectively) in interest expense on Note B. As at June 30, 2025, Note A and Note B are past due and owing in the principal amounts of $50,001 and $70,001, respectively in addition to accrued interest on these notes. As at June 30, 2025, the accrued interest on Note A was $5,699 (December 31, 2024 - $3,219) and Note B was $7,575 (December 31, 2024 - $4,104).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 8 - NOTES PAYABLE (continued)

On August 13, 2024, the Company entered into notes payable agreements (“Note C”) with a third individual in the amount of $50,000. Note C was to mature within 8 months from the date of issuance and bears interest at 15% per annum. During the three and six months ended June 30, 2025, the Company recorded $1,870 and $3,719, respectively (2024 - $nil and $nil, respectively) in interest expense on Note C. As at June 30, 2025, Note C is past due and owing in the principal amount of $50,000 and accrued interest on Note C was $6,596 (December 31, 2024 - $2,877).

CEBA loan

Due to the global COVID 19 outbreak, the Government of Canada introduced the Canada Emergency Business Account (“CEBA”) program. The Company participated in this program and received a $60,000 CAD loan. The loan was interest-free until January 18, 2024 at which time it was converted to a non-amortizing term loan with an interest rate of 5% per annum and the full principal repayment due on December 31, 2026. As at June 30, 2025, the Company’s CEBA Loan balance was $43,979 (CAD $60,000) (December 31, 2024 - $41,699 (CAD $60,000)). During the three and six months ended June 30, 2025, the Company recorded $541 and $1,056, respectively (2024 - $437  and $986, respectively), in interest expense on the CEBA loan. As at June 30, 2025, accrued interest on the CEBA loan was $3,181 (December 31, 2024 - $2,852).

Secured promissory notes

During the year ended December 31, 2021, the Company entered into secured promissory note agreements with investors for non-interest-bearing notes of $50,000 and CAD $300,000 maturing within 12 months. These notes are secured by a general security agreement over all of the Company’s present and after acquired property, assets, and undertakings. As at June 30, 2025, the notes are past due and owing in the amounts of $50,000 and $219,893 (CAD $300,000) (December 31, 2024 - $50,000 and $219,000 (CAD $300,000)).

Promissory notes (LTB Transaction)

On November 22, 2023, the Company entered into promissory notes of $3,000,000 bearing interest of 13% per annum, as part of the LTB transaction (Note 5), of which $450,000 was with Mr. Amir Tal (“Mr. Tal”), “control person” of the Company as defined by the US Securities and Exchange Commission. The outstanding principal of $450,000 was reclassified to loans payable to related parties during 2024 (Note 11). During the three and six months ended June 30, 2025, the Company recorded interest expense of $14,206 and $28,630, respectively (2024 - $14,585 and $29,170, respectively) on the promissory note due to Mr. Tal. As at June 30, 2025, the accrued interest on the promissory note was $84,928 (December 31, 2024 - $56,298).

The remaining $2,550,000 of the November 22, 2023 note was with Koze and the outstanding principal balance on the promissory note of $2,550,000 was reclassified to loans payable to related parties during the three months ended March 31, 2025 after Koze became a related party on March 11, 2025 (Note 11). During the three and six months ended June 30, 2025, the Company recorded interest expense of $82,648 and $164,388, respectively (2024 - $82,648 and $165,296, respectively) on the promissory notes due to Koze. As at June 30, 2025, the accrued interest on the promissory note was $527,251 (December 31, 2024 - $362,864).

The original maturity date of the two promissory notes was November 22, 2024. On November 22, 2024, the Company entered into an agreement with Mr. Tal and Koze to extend the maturity date of the promissory notes to December 31, 2025. Management assessed that the modification did not result in an extinguishment of debt and has continued to accrue interest on the notes through to the revised maturity date.

Other promissory notes reclassified to loans payable to related parties

The Company has an additional promissory note with Koze which bears interest at 24% compounded monthly. During the three and six months ended June 30, 2025, the Company recorded interest expense of $50,040 and $91,155, respectively (2024 - $38,240 and $61,446, respectively) on the promissory note due to Koze. As at June 30, 2025, the principal balance owed on the promissory note was $835,768 (December 31, 2024 - $641,496) and accrued interest was $392,383 (December 31, 2024 - $301,227). The outstanding principal balance on the promissory note was reclassified to loans payable to related parties during the three months ended March 31, 2025 after Koze became a related party on March 11, 2025 (Note 11).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 8 - NOTES PAYABLE (continued)

On May 25, 2023, the Company entered into another promissory note with Koze, to fund the Company for certain documented expenses. The promissory note bears interest at 24% compounded monthly. During the three and six months ended June 30, 2025, the Company recorded interest expense of $288,066 and $524,408, respectively (2024 - $296,062 and $296,062, respectively) on the promissory note due to Koze. As at June 30, 2025, the accrued interest on the promissory note was $1,277,308 (December 31, 2024 - $698,261). Koze became a related party of the Company on March 11, 2025 (Note 11). As a result, the balance owing on the promissory note of $3,898,990 as at June 30, 2025 (December 31, 2024 - $2,740,883) was reclassified to loans payable to related parties (Note 11).

On February 8, 2024, the Company entered into another promissory note with Koze which bears interest at 24% compounded monthly. As at June 30, 2025, the principal balance owed on the promissory note was $275,000 (December 31, 2024 - $275,000) and accrued interest was $91,903 (December 31, 2024 - $59,129). During the three and six months ended June 30, 2025, the Company recorded interest expense of $16,503 and $32,777, respectively (2024 - $16,455 and $25,858, respectively) on the promissory note due to Koze. The outstanding principal balance on the promissory note was reclassified to loans payable to related parties during the three months ended March 31, 2025 after Koze became a related party on March 11, 2025 (Note 11).

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000 with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and the lessor. The note bears interest at 5% per annum on the principal. The principal amount, accrued interest and all other sums due under this note are payable quarterly over a 3-year period. Additionally, it was agreed that the Company will pay, (i) 25% of any capital raised by the Company and (ii) 50% of all profits of the Company until the principal amount and any interest accrued thereon has been paid in full to Formosa. During the three and six months ended June 30, 2025, the Company recorded interest expense of $25,062 and $48,661, respectively (2024 - $nil and $nil, respectively) on the promissory note due to Formosa. Formosa has been considered a related party since March 11, 2025, the date on which its manager was appointed as a director of the Company. As a result, the balance owing on the promissory note was $1,930,000 as at June 30, 2025 (December 31, 2024 - $nil) was classified under loans payable to related parties (Note 11). As at June 30, 2025, the accrued interest on the promissory note was $50,292 (December 31, 2024 - $nil).

A summary of the accrued interest of the Company’s notes payable (Note 7) as at June 30, 2025 and December 31, 2024 is as follows:

	2025	2024
CEBA loan	$3,181	$1,971
Promissory notes (LTB transaction) - Koze	527,251	362,864
Promissory notes (LTB transaction) - Amir Tal	84,928	56,298
Note A and B	13,274	7,323
Note C	6,596	2,877
Other promissory note - Koze	1,761,594	1,058,617
Other promissory note - Formosa	50,292	-
	$2,447,116	$1,489,950

NOTE 9 - CONVERTIBLE NOTES

A summary of the Company’s convertible notes is as follows:

Balance, December 31, 2023	$1,520,858
Additions	363,448
Value of conversion of notes into 204,353,254 shares of common shares	(134,910)
Settlements	(451,282)
Balance, December 31, 2024 and June 30, 2025	$1,298,114

During the three and six months ended June 30, 2025, the Company recorded no loss on conversion (2024 - $1,368,000 and $690,712, respectively) and interest expense of $39,737 and $79,473, respectively (2024 - $35,028 and $57,947, respectively).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE ANS SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 9 - CONVERTIBLE NOTES (continued)

A summary of the terms and conditions of the convertible notes outstanding which have a derivative conversion feature as at June 30, 2025 is as follows:

Maturity Date	Interest Rate	Conversion price	Principal at inception	Principal outstanding
Jan. 7, 2021	8%	75% of the lowest 20-day share price before the conversion date	$100,000	$100,000
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date	231,250	212,555
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date. Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	60,000	68,555
Apr. 11, 2024	12%	$0.010 on the conversion date	100,000	100,000
May 5, 2024	12%	Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	231,250	60,000
Sep. 25, 2024	22%	$0.005 on the conversion date	50,000	50,000
			$772,500	$591,110

As at June 30, 2025 the Company had $487,720 (December 31, 2024 - $408,040) in accrued interest on these notes (Note 7).

As at the date of these financial statements, all convertible notes were past their maturity date, but they retained the terms and conditions as per their respective agreements. Additionally, because of the late filing of previous annual reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one times the face value of all the convertible notes outstanding. As at June 30, 2025, the accrued liability for penalties was $735,002 (December 31, 2024 - $735,002).

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

NOTE 10 - DERIVATIVE CONVERSION FEATURE

A summary of Company’s derivative conversion feature as at June 30, 2025 is as follows:

Balance, December 31, 2023	$1,264,388
Changes in fair value of derivative conversion feature	(105,064)
Balance, December 31, 2024	1,159,324
Changes in fair value of derivative conversion feature	(595,273)
Balance, June 30, 2025	$564,051

The Company used an option pricing model to calculate the derivative conversion feature. A summary of the Company’s weighted average inputs used in the model for the six months ended June 30, 2025 and the year ended December 31, 2024 is as follows:

	2025	2024
Share price	$0.004	$0.008
Exercise price	$0.004	$0.004
Risk-free interest rate	2.60%	3.00%
Expected volatility	254.90%	285.60%
Expected life	1.00 years	1.00 years
Expected dividend yield	0.00%	0.00%

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 10 - DERIVATIVE CONVERSION FEATURE (continued)

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common shares to estimate the future volatility of its common shares. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected annual dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

NOTE 11 - RELATED PARTY TRANSACTIONS

A related party is any individual or entity that can exercise significant influence over the Company, or over which the Company can exercise significant influence. Related parties include affiliates, principal owners, directors, executive management, their immediate family members, and entities under common control.

a) Key related party transactions

A summary of the Company’s related party transactions is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$231,608	$-	$231,608	$-
Professional fees	61,643	107,867	174,007	139,828
Interest expense	611,565	14,585	1,179,757	29,170
Lease expense	270,940	-	532,225	-
Royalty expense	55,599	-	55,599	-
Other expense	-	-	1,930,000	-
Rent	2,168	1,097	3,213	2,209
Total related party transactions	$1,233,523	$123,549	$4,106,409	$171,207

Revenue

During the three and six months ended June 30, 2025, the Company recognized revenue of $231,608 and $231,608, respectively (2024 - $nil and $nil, respectively) from D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned by Koze (Note 14).

Professional fees

•	During the three and six months ended June 30, 2025, the Company incurred professional expenses of $48,456 and $126,820, respectively (2024 - $91,143 and $123,104, respectively) related to accounting fees with Invictus Accounting Group LLP (“Invictus”), a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company.
•

During the three and six months ended June 30, 2025, the Company incurred professional expenses of $13,187 and $47,187, respectively, with Fabian Vancott (2024 - $16,724 and $16,724, respectively) related to legal fees. Anthony Panek who is a partner at Fabian Vancott, is also a director of the Company.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Interest, lease and other expense

•	During the three and six months ended June 30, 2025, the Company incurred interest expense on promissory notes with Mr. Tal of $14,206 and $28,630, respectively (2024 - $14,585 and $29,170, respectively).
•	On March 11, 2025, Koze became a related party upon the appointment of its manager as a director of the Company(Note 2). During the three and six months ended June 30, 2025, the Company incurred interest expense on promissory notes with Koze of $462,319 and $861,389, respectively.
•

The Company has a lease with Formosa, which became a related party upon the appointment of its manager as a director of the Company on March 11, 2025. During the three and six months ended June 30, 2025, the Company recognized interest expense related to rent in default of $135,040 and $289,742, respectively, associated with unpaid lease payments (Note 12).

•	During the three and six months ended June 30, 2025, the Company incurred lease expense of $270,940 and $532,225, respectively associated with the Formosa lease.
•	During the six months ended June 30, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa (Note 17).

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of $500 CAD per month. This space was provided by a company affiliated with Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors. During the three and six months ended June 30, 2025, the Company incurred rent expense of $2,168 and $3,213, respectively (2024 - $1,097 and $2,209, respectively).

b) Amounts due to related parties

A summary of the Company’s related party liabilities as at June 30, 2025 and December 31, 2024, is as follows:

	2025	2024

Accounts payable and accrued liabilities	$6,030,901	$2,174,595
Accrued interest	3,545,931	56,298
Loans payable to related parties	9,941,556	462,818
Convertible notes	281,111	212,555
Royalty payable	56,405	-
Obligation to issue shares of common shares	1,727,065	1,827,005
Total related party liabilities	$21,582,969	$4,733,271

Accounts payable and accrued liabilities

As at June 30, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at June 30, 2025, $3,753,755 was payable to Formosa for outstanding lease payments. As at June 30, 2025, accrued interest on unpaid lease payments on the Formosa lease was $930,647.
•	As at June 30, 2025, $116,008 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services to the Company.
•	As at June 30, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•	As at June 30, 2025, $1,690,134 (December 31, 2024 - $1,661,386) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.
•	As at June 30, 2025, $151,725 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Loans payable to related parties

As at June 30, 2025, the loans payable to related parties consists of the following:

•	A $13,502 interest-free loan from PLC International Investments Inc., a company owned by Dominic Colvin, who currently serves as a director of the Company;
•	Promissory notes totaling $7,559,758 were issued to Koze, a related party of the Company. Of this amount, $2,550,000 was issued on November 22, 2023, as part of the LTB transaction (Note 5), bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze. For the three and six months ended June 30, 2025, interest expense of $82,648 and $164,388, respectively (2024 - $82,648 and $165,296, respectively) was recorded on this note. As at June 30, 2025, the accrued interest on the promissory note was $527,251 (December 31, 2024 - $362,864). The remaining promissory notes issued to Koze relate to advances provided to the Company for documented expenses. These notes bear interest at 24% per annum. For the three and six months ended June 30, 2025, total interest expense of $354,609 and $648,340, respectively (2024 - $350,757 and $383,366, respectively) was recorded on all promissory notes (Note 8). As at June 30, 2025, the accrued interest on these promissory notes was $1,761,594 (December 31, 2024 - $1,058,617).
•	A promissory note of $1,930,000 entered into with Formosa on January 1, 2025, a related party of the Company. During the three and six months ended June 30, 2025, the Company recorded interest expense of $25,062 and $48,661, respectively (2024 - $nil and $nil, respectively) on these promissory notes (Note 8). As at June 30, 2025, the accrued interest on the promissory note was $50,292 (December 31, 2024 - $nil).
•	A $450,000 promissory note entered into on November 22, 2023 with Mr. Tal, “control person” of the Company as defined by the US Securities and Exchange Commission, as part of the LTB transaction (Note 5). The promissory note bears interest at 13% per annum. The original maturity date of the promissory notes was November 22, 2024. On November 22, 2024, the Company and Mr. Tal agreed to extend the maturity date of the promissory notes to December 31, 2025. During the three months ended June 30, 2025, the Company made payments of two invoices on behalf of Mr. Tal for a total amount of $11,704 and he agreed to reduce the amount payable on the promissory note by this amount. As a result, as at June 30, 2025, the principal amount outstanding on the promissory note was $438,296 (December 31, 2024 - $450,000). During the three and six months ended June 30, 2025, the Company recorded interest expense of $14,206 and $28,630, respectively (2024 - $14,585 and $29,170, respectively) on the promissory note. As at June 30, 2025, the accrued interest on the promissory note was $84,298 (December 31, 2024 - $56,298).

Convertible notes

As at June 30, 2025, $212,555 (December 31, 2024 - $212,555) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the six months ended June 30, 2025, Mr. Tal did not convert any of the convertible notes into shares of common shares of the Company. During the year ended December 31, 2024, Mr. Tal converted $18,695 of the convertible notes into 23,368,212 shares of common shares of the Company.

As at June 30, 2025, $68,556 (December 31, 2024 - $68,556) of the Company’s convertible notes balance was attributable to amounts owed to Koze.

Obligation to issue shares

As at June 30, 2025, the Company has an obligation to issue an additional 154,643 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction, valued at $863,533 for each party (December 31, 2024 - $1,827,005 each).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Security and royalty agreement

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd.(the “subsidiary”), entered into a security and royalty agreement with Koze, pursuant to which the Company is required to pay a royalty of CAD $0.20 per gram on cannabis product sales from the previous month, with payment due at the beginning of the following month. If the royalty is not paid on time, the rate increases to CAD $0.40 per gram sold for the applicable month. During the three months ended June 30, 2025, the Company sold 192,384 grams of cannabis products and for the three and six months ended June 30, 2025, the Company incurred a royalty expense of $55,599 and $55,599, respectively (2024 - $nil and $nil, respectively). As of June 30, 2025, the royalty amount payable to Koze was $56,405 (CAD $76,954) (2024 - $nil).

Under the terms of the agreement, a default occurs if the subsidiary fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in the subsidiary. The security interest will remain in place until all obligations are fully satisfied. As of June 30, 2025, the subsidiary has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in the subsidiary until December 31, 2025.

NOTE 12 - LIABILITY FOR RIGHT-OF-USE BUILDING

 A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term as at June 30, 2025 and December 31, 2024, is as follows:

	2025	2024
Weighted average discount rate	16.9%	16.9%
Weighted average remaining lease term	16.4 years	16.9 years

A summary of supplementary information of the Company’s operating lease liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest expense	$254,414	$244,426	$497,582	$490,475
Depreciation	9,500	78,807	20,746	158,736
Finance lease-related expenses included in accounts payable and accrued liabilities	$270,940	$199,413	$532,225	$398,827

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases as at June 30, 2025 is as follows:

2025	$1,099,465
2026	1,099,465
2027	1,099,465
2028	1,099,465
2029	1,099,465
Thereafter	12,643,848
Total undiscounted cashflows	18,141,173
Less: imputed interest	(12,043,513)
Liability for right-of-use building, total	6,097,660
Liability for right-of-use building, current portion	1,005,099
Liability for right-of-use building, non-current portion	$5,092,561

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 12 - LIABILITY FOR RIGHT-OF-USE BUILDING (continued)

As at June 30, 2025, the Company has not made any payments on its lease liabilities. The unpaid lease payments for the six months ending June 30, 2025 of $532,225 (2024 - $398,827) were recorded in accounts payable.

For the three and six months ended June 30, 2025, the Company recognized interest expense related to rent in default of $135,040 and $289,742, respectively (2024 - $156,640 and $306,873, respectively) associated with these unpaid lease payments. Under the terms of the agreement, a default occurs if the subsidiary fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in the subsidiary. The security interest will remain in place until all obligations are fully satisfied. As of June 30, 2025, the subsidiary has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in the subsidiary until December 31, 2025.

As at June 30, 2025, the accrued interest related to rent in default (Note 7) was $930,347 (December 31, 2024 - $597,347).

NOTE 13 - SHAREHOLDERS’ DEFICIT

Preferred shares

The Company is authorized to issue up to 3,200,000 shares of one or more series of preferred shares at a par value of $1.00 per share. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Series A preferred shares

Each share of the Company’s series A convertible preferred shares (“Series A Shares”) Series A Shares is non-redeemable, entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders; is convertible into 1,250 shares of common shares and each vote is on an as-converted basis. In addition, the holders of outstanding Series A Shares will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common shares, whereupon the holders of the Series A Shares will receive a dividend on the number of shares of common shares into which each share of Series A Shares is convertible.

The beneficial conversion feature (“BCF”) attributed to the purchase of the Series A Shares was deemed to have no value on the date of purchase because there was no public trading market for the Series A Shares, and none is expected to develop in the future. Therefore, the BCF related to the Series A Shares was considered to have no value on the date of issuance.

On March 5, 2024, 10,000 shares of Series A Shares were converted into 12,500,000 shares of the Company’s common shares. There were no conversions during the six months ended June 30, 2025. As at June 30, 2025, 74,416 (December 31, 2024 - 74,416) shares of Series A Shares were issued and outstanding.

Series B preferred shares

The Company has 455,000 units at a price of $1.00 per unit. Each unit consists of one share of series B convertible preferred shares (“Series B Shares”) and one common share purchase warrant (“Common Warrant”) with no expiry date. Each Series B Share is convertible into one share of the Company’s common shares at the election of the holder. Each Common Warrant is exercisable to purchase one share of common shares at the election of the holder at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D of the Securities and Exchange Commission regulations.

On March 28, 2024, the Company cancelled 2,000,000 shares of Series B Shares originally issued during the year ended December 31, 2022 as a deposit on the acquisition of LTB.

There were no conversions during the six months ended June 30, 2025. As at June 30, 2025, 455,000 (December 31, 2024 - 455,000) shares of Series B Shares were issued and outstanding.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 13 - SHAREHOLDERS’ DEFICIT (continued)

Series C preferred shares

Each share of the Company’s Series C preferred shares (“Series C Shares”) issued in connection with the investment in LTB (Note 5) is convertible into 1,250 shares of the Company’s common shares and entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders. In addition, the holders of outstanding Series C Shares will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common shares, whereupon the holders of the Series C Shares will receive a dividend on the number of shares of common shares into which each share of Series C Shares is convertible.

In March 2024, the Company noted a historical accounting treatment error whereby the 100,000 Series C Shares issued in March 2023 shares had been recorded at the stated value rather than the par value. As a result, during the year ended December 31, 2024 the Company adjusted the value of the Series C shares to their par value of $1 per share, for a total par value of $100,000, with the remaining $650,000 of stated value being reclassified to additional paid in capital.

There were no conversions during the six months ended June 30, 2025. As at June 30, 2025, 100,000 (December 31, 2024 - 100,000) shares of Series C Shares were issued and outstanding.

Common shares

The Company is authorized to issue 5,000,000,000 shares of common shares at a par value of $0.0001 per share. As at June 30, 2025, 662,501,405 (December 31, 2024 - 662,501,405) shares of common shares were issued and outstanding.

The Company issued 204,353,254 of common shares from the conversion of $134,910 of convertible notes during 2024.

On March 8, 2024, the Company issued 4,895,849 shares of common shares upon the cashless exercise of 5,000,000 Common Warrants.

There were no share capital transactions during the three and six months ended June 30, 2025.

Share purchase warrants

A summary of the Company’s share purchase warrant activity is as follows:

	Number of share purchase warrants		Weighted average exercise price

Shares purchase warrants outstanding, December 31, 2023	#	28,722,740	$0.06
Issued		17,222,200	0.01
Redeemed		(5,000,000)	0.03
Expired		(1,020,000)	1.02
Share purchase warrants outstanding, December 31, 2024 and June 30, 2025	#	39,924,940	$0.02

A summary of the number of the Company’s share purchase warrants outstanding and exercisable as at June 30, 2025 is as follows:

Expiration date	Number of share purchase warrants		Weighted average exercise price	Weighted average remaining life (Years)
May 10, 2026	#	477,778	$0.30	0.86
February 15, 2028	#	12,222,200	$0.01	2.63
November 22, 2028	#	27,224,962	$0.02	3.40
	#	39,924,940	$0.02

There were no warrants transactions during the three and six months ended June 30, 2025.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

During the year ended December 31, 2024, 17,222,200 share purchase warrants were issued in connection with the issuance of $17,222 promissory notes, each entitling the holder to purchase one share of common shares of the Company at $0.01 per share with an expiration date of February 15, 2028, which include a portion of warrants that can be exercised without cash consideration.

NOTE 14 - REVENUE

The Company generates revenue majorly from the sale of cannabis and related products to its customers. The Company entered into a supply agreement on February 12, 2024 with its major customer Cantek, an Israeli limited corporation owned by Koze, making Cantek a related party of the Company. Cantek operates in the medical cannabis industry in Israel and is assisting with increasing the Company’s presence in Israel. During the three and six months ended June 30, 2025, the Company recognized revenue of $231,608 and $231,608, respectively (2024 - $nil and $nil, respectively) from Cantek.

During the three and six months ended June 30, 2025, the Company also recognized revenue of $nil and $307,629, respectively (2024 - $nil and $nil, respectively) from the sale of cannabis products to Adjupharm GmbH, a pharmaceutical company based in Germany. This comprised the majority of the revenues generated during the three and six months ended June 30, 2025.

NOTE 15 - COST OF GOODS SOLD

A summary of the Company’s cost of goods sold is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Direct materials	$33,386	$-	$87,987	$68,988
Direct labor	96,842	-	193,384	132,218
Depreciation	11,621	-	37,017	91,993
Overhead	144,699	-	326,153	170,049
Loss on impairment of inventory	566,270	171,364	1,046,203	450,456
	$852,818	$171,364	$1,690,744	$913,704

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2025, the Company has outstanding borrowings under various loan agreements with multiple lenders. Certain borrowings are secured by the Company’s assets, including equipment, investments and receivables. In the event of default, lenders may have the right to seize collateralized assets.

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

The Company’s agreement to acquire AMS contained a provision requiring CPMD to diligently defend against the claims brought forth in, and assume full and complete control of, the Ataraxia litigation, provided that CPMD will not enter into any compromise or settlement in respect of the Ataraxia litigation without the prior written consent of the sellers, which consent is not to be unreasonably withheld, conditioned or delayed. The sellers are obligated to cooperate fully and make available to the Company all pertinent information and witnesses under their control, make such assignments and take such other steps as in the opinion of CPMD’s counsel are reasonably necessary to enable CPMD to defend against the claims brought forth in the Ataraxia litigation.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

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

Former Executives

Former executives of the Company, John Cassels and Andrew Steedman (collectively “plaintiffs), have filed a lawsuit against the Company alleging damages and back pay due to them in the amount of $3 million. The Company has offered a full and final settlement of $400,000 CAD to each of the plaintiffs, which offer was pending acceptance as of June 30, 2025. Management has assessed the likelihood of an unfavorable outcome as reasonably possible but not probable. The Company continues to maintain an accrual of approximately $936,000 in its financial statements for unpaid salaries to Mr. Cassels and Mr. Steedman for the period from April 2019 through June 2023. The Company actively monitors this matter and will update its assessment as additional information becomes available.

NOTE 17 - OTHER EXPENSE

During the six months ended June 30, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa (Note 8).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$231,608	$-	$566,927	$25,839
Cost of goods sold	852,818	171,364	1,690,744	913,704
Gross loss	(621,210)	(171,364)	(1,123,817)	(887,865)

Operating expenses
Amortization and depreciation	-	64,237	-	87,278
General and administrative	75,952	(5,405)	114,593	204,256
Payroll and consulting fees	-	37,966	-	135,565
Professional fees	88,219	249,662	224,556	272,147
Royalty expense	55,599	-	55,599	-
Total operating expenses	219,770	346,460	394,748	699,246
Loss from operations	(840,980)	(517,824)	(1,518,565)	(1,587,111)

Other segment items	(572,478)	5,880,088	(585,487)	(4,766,258)
Net loss	$(1,413,458)	$5,362,264	$(2,104,052)	$(6,353,369)

NOTE 19 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) excludes any dilutive effects of options, warrants, and convertible securities but does include the restricted shares of common shares issued. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common shares outstanding during the year.

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares. Diluted EPS calculations are determined by dividing net income by the weighted average number of shares of common shares and dilutive common share equivalents outstanding. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

As of June 30, 2025, convertible preferred shares outstanding totaled 629,416 shares (December 31, 2024 - 629,416 shares) and warrants outstanding totaled 39,924,940 (December 31, 2024 - 39,924,940). The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

NOTE 20 - SUBSEQUENT EVENTS

On August 7, 2025, the Company entered into an agreement with Koze and Formosa (collectively, “Koze and affiliates”) to formalize a repayment plan for all outstanding debt, including promissory notes, convertible notes and other accrued liabilities owed by the Company to Koze and affiliates. As of the June 30, 2025, the Company’s total debt to Koze and affiliates was approximately $10 million. Additionally, the Company agreed to allocate 60% of all future profits and capital raised from financing activities toward repayment of the debt. Effective August 7, 2025, interest on the outstanding balance was revised to be at 6% per annum until the debt is fully repaid.

On August 7, 2025, the Company entered into another agreement with Mr. Tal to formalize a repayment plan for outstanding debt owed to him. As of June 30, 2025, the Company’s total debt, including promissory notes and convertible notes owed by the Company to Mr. Tal was estimated at approximately $0.7 million.  Effective August 7, 2025, interest on the outstanding balance was revised to be at 6% per annum until the debt is fully repaid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the interim period as at and for the three and six months ended June 30, 2025 and 2024 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included on our Form 10-K for the year ended December 31, 2024.

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

OVERVIEW AND HISTORY

CannaPharmaRx, Inc. (“CPMD”, “we”, “our”, or the “Company”) specializes in the acquisition, development, and operation of cannabis cultivation facilities in Canada. We were originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. In October 2014, we changed our legal name to CannaPharmaRx, Inc. We evolved to focus on producing high-quality medical cannabis and craft products. Our principal executive office is located at 302, 3204—Rideau Place SW., Calgary, Alberta, Canada T2S 1Z2.

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

Growth strategy

We plan to grow by increasing our growth capacity at the Facility to support sales of cannabis to the European markets, with a focus on Germany and Israel. To support this initiative, we intend to increase the operations in the Facility from five growing rooms to 11 growing rooms over the next one to two years and to open a second drying and packing room; building and developing a sales network in Germany and Israel; and applying for European Union Good Manufacturing Practices (“EU-GMP”) certification. Currently, we are required to send our cannabis to a third-party European intermediary for packaging in compliance with EU-GMP standards. Once certified, we will be able to remove this step from our delivery process and ship directly to countries within the European Union (“EU”), reducing overall costs and shipping timelines.

To facilitate our growth strategy, on November 22, 2023, we entered into an agreement with LTB Management, LLC (“LTB”) in support of building and developing a sales network in the EU and obtaining access to LTB’s e-commerce technology related to online sales of cannabis in the EU. Under this agreement, we obtained 100 Class B units of LTB in exchange for 27,224,962 warrants, each entitling the holders to purchase one share of our common shares at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the LTB; and 100,000 Class C preferred shares of our company. Contingent consideration included a quarterly true up of LTB’s preferred share proportional ownership to 33% of the outstanding shares of our common shares, and an earn out whereby LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on our reaching a threshold of $2,500,000 in annual revenue at any time within 24 months of the agreement date. As at June 30, 2025, we have an obligation to issue an additional 309,286 Class C preferred shares to LTB under the true up, valued at $1,727,065.

OUR PRODUCTS

Cannabis Products

We produce and sell dried cannabis flower, which is packaged for sale as dried flower, trim and shake. We sell dried flower for medicinal purposes. Dried flower continues to be the core of all cannabis markets globally and accordingly our focus on consistent high-quality cultivation is relentless.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three and six months ended June 30, 2025, we reported revenues of $231,608 and $566,927, respectively (2024 - $nil and $25,839, respectively). As at June 30, 2025, we had cash of $16,975, a working capital deficiency of $27,756,255 and an accumulated deficit of $103,288,194. Additionally, for the six months ended June 30, 2025, we used $1,047,844 (2024 - $976,445) of cash in operating activities. These financial metrics and the Company’s accumulated deficit of $103,288,194 as at June 30, 2025 indicate substantial uncertainty about the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common shares. Management’s ability to implement its plans and continue as a going concern will be dependent upon raising additional capital. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial or related party loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Revenue

During the three months ended June 30, 2025 and 2024, the Company reported revenue of $231,608 and $nil, respectively. Product sales of medical cannabis commenced during early 2024, however, there was a period of no sales in the three months ended June 30, 2024. Sales resumed during the third quarter of 2024. During the three months ended June 30, 2025, the Company recognized revenue of $231,608 (2024 - $nil) from the sale of cannabis products to Cantek, an Israeli limited corporation owned by Koze, a related party. Cantek operates in the medical cannabis industry in Israel and is assisting with increasing the Company’s presence in Israel.

Cost of Goods Sold

During the three months ended June 30, 2025 and 2024, the Company reported cost of goods sold of $852,818 and $171,364, respectively. Product sales commenced during the latter part of 2024 and therefore, the Company’s cost of goods sold were significantly lower in the prior year comparable quarter. Included in cost of goods sold for the three months ended June 30, 2025 and 2024 is loss on impairment of inventory of $566,270 and $171,364, respectively, primarily due to a decline in estimated net realizable value as a result of market price compression, aging inventory, and evolving product and regulatory requirements that impacted the recoverability of certain product lines.

Gross Loss

During the three months ended June 30, 2025 and 2024, the Company reported a gross loss of $621,210 and $171,364, respectively. The gross loss increased during 2025 as the Company generated revenue from sales offset by a disproportionate increase in cost of goods sold resulting from increased costs of direct materials, labor and overheads during the three months ended June 30, 2025.

Operating Expenses

A summary of the Company’s operating expenses for the three months ended June 30, 2025 and 2024 is as follows:

	2025	2024

Amortization and depreciation	$-	$64,237
General and administrative	75,952	(5,405)
Payroll and consulting fees	-	37,966
Professional fees	88,219	249,662
Royalty expense	55,599	-
	$219,770	$346,460

During the three months ended June 30, 2025 and 2024, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company, and royalty expense. Overall operating expenses for the three months ended June 30, 2025 were $219,770 compared to operating expenses of $346,460 in the prior year comparable period, a decrease of $126,690. The decrease is primarily attributable to the following:

•	A $64,237 decrease in amortization and depreciation expenses primarily due to allocation of the entire expense to inventory during the current period and an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.
•	A $37,966 reduction in payroll and consulting fees due to a change in management resulting in a reduction in payroll accruals for officers, as well as the allocation of direct labor to inventory.
•	A $161,443 reduction in professional fees due to higher accounting costs incurred in 2024 as the Company increased its operations. These accounting needs normalized in 2025 as operational growth stabilized.

The decrease was partially offset by the following increases in operating expenses:

•	A $81,357 increase in general and administrative expenses primarily due to an overall increase in discretionary and non-recurring spending. This included increased travel and transfer agent fees incurred to support corporate development initiatives and operational expansion activities during the period.
•	A $55,599 increase in royalty expense due to an agreement entered into by the Company with Koze on March 17, 2025, which did not exist during the prior year comparable period.

Other income (expenses)

A summary of the Company’s other income and expenses for the three months ended June 30, 2025 and 2024 is as follows:

	2025	2024

Change in the fair value of derivative conversion feature	$(46,438)	$8,655,422
Change in the fair value of obligation to issue shares	46,033	(673,514)
Foreign exchange loss	85,442	(102)
Loss on the extinguishment of debt	-	(1,368,000)
Interest expense	(657,515)	(733,718)
	$(572,478)	$5,880,088

Other expenses totaled $572,478 for the three months ended June 30, 2025 compared to other income of $5,880,088 in the 2024 period. The other income decreased by $6,452,566 primarily due to the following:

•	A $8,701,860 decrease in the fair value of derivative conversion feature primarily due to fluctuations in market conditions and changes in underlying assumptions used in valuation of the derivative conversion feature of convertible notes.
•	A $85,544 increase in the foreign exchange loss primarily due to currency fluctuations between USD and CAD.

The decrease in other income was partially offset by the following increases:

•	A $719,547 increase in the fair value of obligation to issue shares was primarily due to fluctuations in the Company's common shares price and other assumptions affecting the value of the obligation related to the LTB transaction.
•	Loss on the extinguishment of debt of $1,368,000 was recorded in the 2024 comparable quarter. No such loss was recorded in the current quarter.
•	A $76,203 decrease in interest expense is primarily attributable to a reduction in lease interest expense during the current period following an amendment to the lease agreement.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2025, the Company recorded a net loss of $1,413,458 or $0.00 per share compared to net income of $5,362,264 or $0.01 per share in the 2024 comparable quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Revenue

During the six months ended June 30, 2025 and 2024, the Company reported revenue of $566,927 and $25,839, respectively. Product sales of medical cannabis commenced during early 2024 and increased during latter part of 2024. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $307,629 and $nil, respectively from the sale of cannabis products to Adjupharm GmbH, a pharmaceutical company based in Germany, and $231,608 and $nil, respectively from sales to Cantek, an Israeli limited corporation owned by Koze. This comprised of the majority of the revenues generated during the six months ended June 30, 2025.

Cost of Goods Sold

During the six months ended June 30, 2025 and 2024, the Company reported cost of goods sold of $1,690,744 and $913,704, respectively. Product sales commenced during the latter part of 2024 and therefore, the Company’s cost of goods sold were significantly lower in the 2024 comparable six-month period. Included in cost of goods sold for the six months ended June 30, 2025 and 2024 are losses on the impairment of inventory of $1,046,203 and $450,456, respectively, primarily due to a decline in estimated net realizable value as a result of market price compression and aging inventory that impacted the recoverability of certain product lines.

Gross Loss

During the six months ended June 30, 2025 and 2024, the Company reported a gross loss of $1,123,817 and $887,865, respectively. The increase in gross loss in 2025 was primarily due to an increase in revenue, which was outpaced by a corresponding rise in cost of goods sold. The growth in revenue was driven by higher sales volumes and expanded operational activities during the period. Cost of goods sold also increased by a higher proportion due to higher production costs including raw materials, labor, manufacturing overhead, contributing to the overall decrease in gross loss.

Operating Expenses

A summary of the Company’s operating expenses for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024

Amortization and depreciation	$-	$87,278
General and administrative	114,593	204,256
Payroll and consulting fees	-	135,565
Professional fees	224,556	272,147
Royalty expense	55,599	-
	$394,748	$699,246

During the six months ended June 30, 2025 and 2024, the Company’s operating expenses consisted primarily of amortization and depreciation, general and administrative expenses, payroll and consulting fees, professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company, and royalty expense. Overall operating expenses for the six months ended June 30, 2025 were $394,748 compared to operating expenses of $699,246 in the 2024 period, a decrease of $304,498. The decrease is primarily attributable to the following:

•	A $87,278 decrease to amortization and depreciation expenses primarily due to allocation of the entire expense to inventory during the current period and an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.
•	A $89,663 decrease to general and administrative expenses primarily due to allocation of certain expenses related to direct materials, labor and overheads to inventory in the current period.
•	A $135,565 reduction in payroll and consulting fees due to a change in management resulting in a reduction in payroll accruals for officers, as well as allocation of direct labor to inventory.
•	A $47,591 reduction in professional fees due to higher accounting costs incurred in 2024 as the Company increased its operations. These accounting needs normalized in 2025 as operational growth stabilized.

The decrease was partially offset by a $55,599 increase in royalty expense due to an agreement entered into by the Company with Koze on March 17, 2025, which did not exist during the 2024 period.

Other income (expenses)

A summary of the Company’s other income and expenses for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024

Change in the fair value of derivative conversion feature	$595,273	$619,090
Change in the fair value of obligation to issue shares	1,926,944	(3,384,393)
Foreign exchange gain (loss)	95,327	(102)
Loss on the extinguishment of debt	-	(690,712)
Other expense	(1,930,000)	-
Interest expense	(1,273,031)	(1,310,141)
	$(585,487)	$(4,766,258)

Other expenses totaled $585,487 for the six months ended June 30, 2025 compared to $4,766,258 in the 2024 comparable period. The decrease is primarily attributable to the following:

•	A $23,817 decrease in the fair value of derivative conversion feature primarily due to fluctuations in market conditions and changes in underlying assumptions used in valuation of the derivative conversion feature of convertible notes.
•	During the six months ended June 30, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa.
•	A $37,110 decrease in interest expense is primarily attributable to a reduction in lease interest expense during the current period following an amendment to the lease agreement.

The decrease in other expenses was partially offset by the following increases:

•	A $5,311,337 increase in the fair value of obligation to issue shares was primarily due to fluctuations in the Company's shares price and other assumptions affecting the value of the obligation related to the LTB transaction.
•	A $95,429 increase in the foreign exchange gain primarily due to currency fluctuations between USD and CAD.
•	Loss on the extinguishment of debt of $690,712 was recorded in the 2024 period. No such loss was recorded in the current period.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2025, the Company recorded a net loss of $2,104,052 or $0.00 per share compared to a net loss of $6,353,369 or $0.01 per share in the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had a cash balance of $16,975. In 2025, the Company funding was primarily attributable to advances from Koze, pursuant to a promissory note agreement whereby Koze agreed to pay expenses on behalf of us in the total amount of $1,062,663.

The summary of the Company’s cash flows for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024

Cash used in operating activities	$(1,047,844)	$(976,445)
Cash provided by financing activities	1,062,663	984,940
	$14,819	$8,495

As of June 30, 2025, the Company had $16,975 in cash as compared to $2,156, and working capital deficiency of $27,756,255 compared to $24,733,636 as of December 31, 2024.

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2025 increased by $71,399 compared to the prior year comparable period, primarily due to increase in cost of goods sold which includes direct materials, labor and overhead resulting from an increase in sales volumes during the period.

Cash flows from investing activities

For the six months ended June 30, 2025 and 2024, there were no cash flows arising from investing activities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2025 was $1,062,663 as compared to $984,940 in the prior year comparable period primarily due to no repayments of convertible notes in the current period, compared to repayments of $451,282 in the prior-year period. This increase was partially offset by the non-recurrence of proceeds from warrant issuances of $87,768, note payables of $220,002, and convertible notes of $67,232, all of which were received in the prior-year period but not in the current period.

Related party transactions

Revenue

During the three and six months ended June 30, 2025, the Company recognized revenue of $231,608 and $231,608, respectively (2024 - $nil and $nil, respectively) from Cantek, an Israeli limited corporation owned by Koze.

Professional fees

•	During the three and six months ended June 30, 2025, the Company incurred professional expenses of $48,456 and $126,820, respectively (2024 - $91,143 and $123,104, respectively) related to accounting fees with Invictus Accounting Group LLP (“Invictus”), a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company.
•	During the three and six months ended June 30, 2025, the Company incurred professional expenses of $13,187 and $47,187, respectively, with Fabian Vancott (2024 - $16,724 and $16,724, respectively) related to legal fees. Anthony Panek who is a partner at Fabian Vancott, is also a director of the Company.

Interest, lease and other expense

•	During the three and six months ended June 30, 2025, the Company incurred interest expense on promissory notes with Mr. Tal of $14,206 and $28,630, respectively (2024 - $14,585 and $29,170, respectively).
•	On March 11, 2025, Koze became a related party upon the appointment of its manager as a director of the Company. During the three and six months ended June 30, 2025, the Company incurred interest expense on promissory notes with Koze of $462,319 and $861,389, respectively.
•	The Company has a lease with Formosa, which became a related party upon the appointment of its manager as a director of the Company on March 11, 2025. During the three and six months ended June 30, 2025, the Company recognized interest expense related to rent in default of $135,040 and $289,742, respectively, associated with unpaid lease payments.
•	During the three and six months ended June 30, 2025, the Company incurred lease expense of $270,940 and $532,225, respectively associated with the Formosa lease.
•	During the six months ended June 30, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa.

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of $500 CAD per month. This space was provided by a company affiliated with Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors. During the three and six months ended June 30, 2025, the Company incurred rent expense of $2,168 and $3,213, respectively (2024 - $1,097 and $2,209, respectively).

Accounts payable and accrued liabilities

As at June 30, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at June 30, 2025, $3,753,755 was payable to Formosa for outstanding lease payments. As at June 30, 2025, accrued interest on unpaid lease payments on the Formosa lease was $930,347.
•	As at June 30, 2025, $116,008 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services to the Company.
•	As at June 30, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•	As at June 30, 2025, $1,690,134 (December 31, 2024 - $1,661,386) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.
•	As at June 30, 2025, $151,725 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.

Loans payable to related parties

As at June 30, 2025, the loans payable to related parties consists of the following:

•	A $13,502 interest-free loan from PLC International Investments Inc., a company owned by Dominic Colvin, who currently serves as a director of the Company;

•	Promissory notes totaling $7,559,758 were issued to Koze, a related party of the Company. Of this amount, $2,550,000 was issued on November 22, 2023, as part of the LTB transaction, bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze. For the three and six months ended June 30, 2025, interest expense of $82,648 and $164,388, respectively (2024 - $82,648 and $165,296, respectively) was recorded on this note. As at June 30, 2025, the accrued interest on the promissory note was $527,251 (December 31, 2024 - $362,864). The remaining promissory notes issued to Koze relate to advances provided to the Company for documented expenses. These notes bear interest at 24% per annum. For the three and six months ended June 30, 2025, total interest expense of $354,609 and $648,340, respectively (2024 - $350,757 and $383,366, respectively) was recorded on all promissory notes. As at June 30, 2025, the accrued interest on these promissory notes was $1,761,594 (December 31, 2024 - $1,058,617).
•	A promissory note of $1,930,000 entered into with Formosa on January 1, 2025, a related party of the Company. During the three and six months ended June 30, 2025, the Company recorded interest expense of $25,062 and $48,661, respectively (2024 - $nil and $nil, respectively) on these promissory notes. As at June 30, 2025, the accrued interest on the promissory note was $50,292 (December 31, 2024 - $nil).
•	A $450,000 promissory note entered into on November 22, 2023 with Mr. Tal, “control person” of the Company as defined by the US Securities and Exchange Commission, as part of the LTB transaction. The promissory note bears interest at 13% per annum. The original maturity date of the promissory notes was November 22, 2024. On November 22, 2024, the Company and Mr. Tal agreed to extend the maturity date of the promissory notes to December 31, 2025. During the three months ended June 30, 2025, the Company made payments of two invoices on behalf of Mr. Tal for a total amount of $11,704 and he agreed to reduce the amount payable on the promissory note by this amount. As a result, as at June 30, 2025, the principal amount outstanding on the promissory note was $438,296 (December 31, 2024 - $450,000). During the three and six months ended June 30, 2025, the Company recorded interest expense of $14,206 and $28,630, respectively (2024 - $14,585 and $29,170, respectively) on the promissory note. As at June 30, 2025, the accrued interest on the promissory note was $84,298 (December 31, 2024 - $56,298).

Convertible notes

As at June 30, 2025, $212,555 (December 31, 2024 - $212,555) of the Company’s convertible notes balance was attributable to amounts owed to Mr. Tal. During the six months ended June 30, 2025, Mr. Tal did not convert any of the convertible notes into shares of common shares of the Company. During the year ended December 31, 2024, Mr. Tal converted $18,695 of the convertible notes into 23,368,212 shares of common shares of the Company.

As at June 30, 2025, $68,556 (December 31, 2024 - $68,556) of the Company’s convertible notes balance was attributable to amounts owed to Koze.

Obligation to issue shares

As at June 30, 2025, the Company has an obligation to issue an additional 154,643 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction, valued at $863,533 for each party (December 31, 2024 - $1,827,005 each).

Security and royalty agreement

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (the “subsidiary”), entered into a security and royalty agreement with Koze, pursuant to which the Company agreed to pay a royalty of CAD $0.20 per gram on product sales from the preceding month, payable at the beginning of the following month. If the royalty is not paid as stipulated, the amount payable increases to CAD $0.40 per gram sold for the applicable month. During the three months ended June 30, 2025, the Company sold 192,384 grams of cannabis products and for the three and six months ended June 30, 2025, the Company incurred a royalty expense of $55,599 and $55,599, respectively (2024 - $nil and $nil, respectively). As of June 30, 2025, the royalty amount payable to Koze was $56,405 (CAD $76,954) (2024 - $nil).

Under the terms of the agreement, a default occurs if the subsidiary fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in the subsidiary. The security interest will remain in place until all obligations are fully satisfied. As of June 30, 2025, the subsidiary has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in the subsidiary until December 31, 2025.

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 beginning January 1, 2025.The adoption did not have any significant impact on the financial statement disclosures.

New accounting standards not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2025, at reasonable assurance levels.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of June 30, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of June 30, 2025. We are in the process of developing and implementing remediation plans to address the material weakness described above.

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

Our agreement to acquire AMS contained a provision requiring us to diligently defend against the claims brought forth in, and assume full and complete control of, the Ataraxia litigation, provided that we will not enter into any compromise or settlement in respect of the Ataraxia litigation without the prior written consent of the sellers, which consent is not to be unreasonably withheld, conditioned or delayed. The sellers are obligated to cooperate fully and make available to us all pertinent information and witnesses under their control, make such assignments and take such other steps as in the opinion of our counsel are reasonably necessary to enable us to defend against the claims brought forth in the Ataraxia litigation.

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

Former Executives

Former executives of the Company, John Cassels and Andrew Steedman (collectively “plaintiffs), have filed a lawsuit against the Company alleging damages and back pay due to them in the amount of $3 million. The Company has offered a full and final settlement of $400,000 CAD to each of the plaintiffs, which offer was pending acceptance as of June 30, 2025. Management has assessed the likelihood of an unfavorable outcome as reasonably possible but not probable. The Company continues to maintain an accrual of approximately $936,000 in its financial statements for unpaid salaries to Mr. Cassels and Mr. Steedman for the period from April 2019 through June 2023. The Company actively monitors this matter and will update its assessment as additional information becomes available.

Cease Trade Order (CTO)

In 2023, the British Columbia Securities Commission (BCSC) issued a Cease Trade Order (CTO) against the Company due to the Company’s failure to file certain continuous disclosure documents under Canadian securities laws. The CTO restricts the trading in its securities in Canada, including share issuances and conversions of convertible instruments. The Company has filed an application to revoke the CTO with the BCSC and received a follow-up inquiry on May 13, 2025. There is no assurance the CTO will be lifted promptly.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity transactions occurred during the six months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023
3.1	Bylaws adopted 12/31/10
3.2	Certificate of Amendment of Certificate of Incorporation dated 10/22/14
3.3	Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock
4.1	Letter Agreement between the Company and Koze Investments, LLC and Amir Tal regarding Allocation of Revenue from IMC Cannabis Transaction dated March 17, 2025
4.2	Security And Royalty Agreement between the Company and Koze Investments, LLC dated March 17, 2025
4.3	Amended and Restated Lease dated January 1, 2025
4.4	Amendment No. 1 to Amended and Restated Secured Promissory Note; entered into with Koze Investments LLC and Amir Tal
4.5	Amendment No. 1 to Amended and Restated Senior Secured Promissory Note; entered into with Koze Investments
4.6	Secured Promissory Note dated February 26, 2025
4.7	Transfer of 2323414 Alberta Ltd. to Elliot Zemel dated March 17, 2025
4.8	Forbearance Agreement 2323414 Alberta (CPMD) - Formosa (June 2025)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2025.

CannaPharmaRx, Inc.

By:	/s/ Constantine Nkafu
Constantine Nkafu,
Chief Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste,
Chief Financial Officer

