Form 10-Q
period 2025-09-30
CANNAPHARMARX, INC.
filed 2025-11-14
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number: 000-27055

CANNAPHARMARX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	27-4635140
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

4439 Township Rd 304,

Mountain View County, Alberta, Canada T0M 0R0

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

The number of shares of the registrant’s common shares issued and outstanding as of November 14, 2025, was 662,501,405 shares.

CANNAPHARMARX, INC.

September 30, 2025

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024

ASSETS

Current assets
Cash	$927	$2,156
Goods and services tax receivable	17,628	18,707
Accounts receivable	588,393	1,747
Inventory	863,807	996,250
Total current assets	1,470,755	1,018,860

Non-current assets
Equipment, net	123,333	137,237
Right-of-use building, net	5,504,692	5,161,473
Investments	4,518,127	4,518,127
Total assets	$11,616,907	$10,835,697

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$10,189,279	$9,276,299
Accrued interest	1,522,539	2,495,337
Notes payable	478,604	6,678,389
Convertible notes	1,017,003	1,298,114
Derivative conversion feature	556,755	1,159,324
Loans payable to related parties, current portion	11,885,572	462,818
Royalty payable	287,035	-
Liability for right-of-use building, current portion	985,027	728,206
Obligation to issue shares	1,558,710	3,654,009
Total current liabilities	28,480,524	25,752,496

Non-current liability
Loans payable to related parties	679,397	-
Liability for right-of-use building	4,973,729	4,892,838
Total liabilities	$34,133,650	$30,645,334

SHAREHOLDERS’ DEFICIT
Preferred shares series A, $1.00 par value, 100,000 shares authorized, 74,416 issued and outstanding as at September 30, 2025 and December 31, 2024	$74,416	$74,416
Preferred shares series B, $1.00 par value, 3,000,000 shares authorized, 455,000 shares issued and outstanding as at September 30, 2025 and December 31, 2024	455,000	455,000
Preferred shares series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at September 30, 2025 and December 31, 2024	100,000	100,000
Common shares, $0.0001 par value; 5,000,000,000 shares authorized, 662,501,405 issued and outstanding as at September 30, 2025 and December 31, 2024	66,250	66,250
Treasury shares, $0.0001 par value 6,230,761 shares as at September 30, 2025 and December 31, 2024	623	623
Additional paid-in capital	81,379,443	80,122,590
Accumulated deficit	(104,766,005)	(101,184,142)
Accumulated other comprehensive income	173,530	555,626
Total shareholders’ deficit	(22,516,743)	(19,809,637)
Total liabilities and shareholders’ deficit	$11,616,907	$10,835,697

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$656,606	$312,164	$1,223,533	$338,003
Cost of goods sold	1,096,606	668,322	2,787,350	1,582,026
Gross loss	(440,000)	(356,158)	(1,563,817)	(1,244,023)

Operating expenses
Depreciation	-	-	-	87,278
General and administrative	145,444	70,354	260,037	274,610
Payroll and consulting fees	-	25,389	-	160,954
Professional fees	115,990	64,075	340,546	336,222
Royalty expense	234,212	-	289,811	-
Total operating expenses	495,646	159,818	890,394	859,064
Loss from operations	(935,646)	(515,976)	(2,454,211)	(2,103,087)

Other income (expenses)
Change in the fair value of derivative conversion feature	7,296	(6,216)	602,569	612,874
Change in the fair value of obligation to issue shares	168,355	1,324,327	2,095,299	(2,060,066)
Foreign exchange gain (loss)	(24,243)	18,030	71,084	17,928
Interest expense	(506,331)	(631,744)	(1,779,362)	(1,941,885)
Imputed interest expense	(187,242)	-	(187,242)	-
Loss on the extinguishment of debt	-	-	-	(690,712)
Other expense	-	-	(1,930,000)	-
Total other income (expenses)	(542,165)	704,397	(1,127,652)	(4,061,861)
Net income (loss)	(1,477,811)	188,421	(3,581,863)	(6,164,948)
Foreign currency translation adjustment	278,300	(104,442)	(382,096)	75,495
Net comprehensive income (loss)	$(1,199,511)	$83,979	$(3,963,959)	$(6,089,453)

Basic and diluted income (loss) per share of common shares	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average number of shares outstanding	662,501,405	662,501,405	662,501,405	612,777,502

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2025	2024

Operating activities
Net loss	$(3,581,863)	$(6,164,948)
Adjustments for non-cash items:
Depreciation	-	87,278
Change in the fair value of derivative conversion feature	(602,569)	(612,874)
Change in the fair value of obligation to issue shares	(2,095,299)	2,060,066
Foreign exchange gain	(71,084)	-
Loss on the extinguishment of debt	-	690,712
Other expense	1,930,000	-
Interest expense	1,779,362	1,941,885
Imputed interest expense	187,242	-
Loss on impairment of inventory included in cost of goods sold	1,506,292	529,634
Changes in operating assets and liabilities:
Goods and services tax receivable	1,079	(25,994)
Accounts receivable	(580,559)	(183,082)
Inventory	(1,290,689)	(615,796)
Deferred revenue	-	278,036
Royalty payable	289,810	-
Accounts payable and accrued liabilities	677,734	695,859
Accrued interest	-	(198,118)
Cash used in operating activities	(1,850,544)	(1,517,342)

Financing activities
Proceeds from issuance of share purchase warrants	-	87,768
Proceeds from notes payable	-	1,819,973
Proceeds from loans payable to related parties	1,849,315	-
Proceeds from convertible notes	-	67,232
Repayment of convertible notes	-	(451,282)
Cash provided by financing activities	1,849,315	1,523,691

Net change in cash	(1,229)	6,349
Cash, beginning of period	2,156	650
Cash, end of period	$927	$6,999

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash financing activities:
Cancellation of series B preferred shares	$-	$2,000,000
Conversion of convertible loans into common shares	$-	$16,436
Conversion of preferred shares series A into common shares	$-	$1,250
Reclassification of notes payable to loans payable to related parties	$6,809,386	$-
Reclassification of convertible notes to loans payable to related parties	$281,111	$-
Adjustment for related party loan modification included in additional paid-in capital	$1,256,853	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (Unaudited)

	Preferred shares series A		Preferred shares series B		Preferred shares series C		Common shares		Treasury shares		Additional		Accumulated other comprehensive	Total
	Number		Number		Number		Number		Number		paid-in	Accumulated	income	shareholders'
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	capital	deficit	(loss)	deficit
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$100,000	440,752,302	$44,075	6,230,761	$623	$76,476,643	$(91,278,353)	$(35,617)	$(12,153,213)
Exercise of share purchase warrants on cashless basis	-	-	-	-	-	-	4,895,849	4,489	-	-	(4,489)	-	-	-
Conversion of preferred shares series A to common shares	(10,000)	(10,000)	-	-	-	-	12,500,000	1,250	-	-	8,750	-	-	-
Cancellation of preferred shares series B	-	-	(2,000,000)	(2,000,000)	-	-	-	-	-	-	2,000,000	-	-	-
Conversion of convertible notes to common shares	-	-	-	-	-	-	204,353,254	16,436	-	-	1,553,918	-	-	1,570,354
Issuance of share purchase warrants for convertible notes	-	-	-	-	-	-	-	-	-	-	87,768	-	-	87,768
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	75,495	75,495
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,164,948)	-	(6,164,948)
Balance, September 30, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(97,443,301)	$39,878	$(16,584,544)
Exercise of share purchase warrants on cashless basis	-	-	-	-	-	-	-	(4,000)	-	-	4,000	-	-	-
Conversion of convertible notes to common shares	-	-	-	-	-	-	-	4,000	-	-	(4,000)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	515,748	515,748
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,740,841)	-	(3,740,841)
Balance, December 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$80,122,590	$(101,184,142)	$555,626	$(19,809,637)
Related party loan modification, adjustment	-	-	-	-	-	-	-	-	-	-	1,256,853	-	-	1,256,853
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(382,096)	(382,096)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,581,863)	-	(3,581,863)
Balance, September 30, 2025	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	6,230,761	$623	$81,379,443	$(104,766,005)	$173,530	$(22,516,743)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRx, Inc. was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company underwent several name changes over the years and, in October 2014, changed its legal name to CannaPharmaRx, Inc. (hereinafter the “Company”). The Company focuses its business efforts on the acquisition, development and operation of cannabis cultivation facilities in Canada.

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd. (“Formosa”) for the use of a facility located in Cremona, Alberta, Canada. During 2022, the Company recommissioned the 55,000 square foot facility (the “Facility”) into an indoor cannabis farm with 10 growing rooms and one drying and packing room. During 2025, the Company added one additional growing room to its operations. The Facility now has six growing rooms and one drying and packing room in operation and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate all 10 growing rooms.

The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency on December 22, 2022, and commenced cannabis production during the year ended December 31, 2023.

Cease Trade Order (“CTO”)

In 2023, the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (“CTO”) against the Company due to the Company’s failure to file certain continuous disclosure documents under Canadian securities laws. The CTO restricts the trading in its securities in Canada, including share issuances and conversions of convertible instruments. The Company has filed an application to revoke the CTO with the BCSC and received a follow-up inquiry on May 13, 2025, to which the Company has provided its responses and is awaiting further updates. There is no assurance the CTO will be lifted promptly.

Potential Liability Exposure and Insurance Coverage

The Company has not paid any insurance premiums since early 2024. As a result, its current insurance coverage has lapsed. The Company may be subject to claims for damages and other expenses that are not covered by insurance. The Company’s business, profitability, and growth prospects could be adversely affected in the event it is required to pay damages and incur defense costs in connection with a liability claim. There can be no assurance that the Company will be able to reinstate or obtain insurance coverage in the future in amounts, or at a cost, that would provide adequate protection.

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

Foreign currency translation

As at September 30, 2025, the official exchange rate for the translation of CAD to USD was 0.7183 (June 30, 2025 - 0.7330, March 31, 2025 - 0.6956 and December 31, 2024 - 0.6950).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of consolidation

These financial statements include accounts of the Company and its wholly owned subsidiaries, including CannaPharmaRX Canada Corp., Alternative Medical Solutions Inc. and 2323414 Alberta Ltd. Subsidiaries are consolidated from the date of acquisition and control and continue to be consolidated until the date that such control ceases. Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect these returns through its power over the investee. All intercompany balances, income, expenses, and unrealized gains and losses resulting from intercompany transactions are eliminated on consolidation.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The Company adopted ASU 2023-07 as of April 1, 2024. This update enhances the disclosure requirements for reportable segments, including significant segment expenses and interim period disclosures. The Company’s Board of Directors serves as the Chief Operating Decision Maker (“CODM”) of the and is responsible for making operating decisions.

In preparing these financial statements, the Company is exposed to the same sources of estimation uncertainty as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Reclassification of prior period amounts

Rent expense for the three and nine months ended September 30, 2024 of $1,099 and $3,308, respectively, has been reclassified to general and administrative expenses, and foreign exchange gain for the three and nine months ended September 30, 2024 of $18,030 and $17,928, respectively, has been reclassified from general and administrative expenses and presented within other income. These reclassifications had no impact on the Company’s operating loss or comprehensive loss for any period presented.

Significant Accounting Policies

Debt Modifications and Extinguishments

The Company accounts for modifications and extinguishments of its debt instruments in accordance with ASC Topic 470-50, Debt—Modifications and Extinguishments. Amendments to debt instruments are evaluated to determine whether they qualify as a modification or an extinguishment, including a quantitative assessment of whether the present value of the future cash flows of the modified debt instrument differs by at least 10% from the original debt instrument (the "10% test"). The present value is calculated using the original effective interest rate, incorporating fees paid to or received from lenders. Qualitative factors, such as changes in embedded conversion features, significant economic change in the debt structure and alterations to the risk and cost profile of the debt instruments are also considered.

•

Extinguishment Accounting: If the 10% test or other criteria indicate a substantial difference, the original debt is derecognized, and the modified debt is recognized at fair value (or the present value of future cash flows discounted at the original effective interest rate). Any difference between the carrying amount of the original debt (including unamortized discounts, premiums, and issuance costs) and the new debt's initial carrying amount is recognized as a gain or loss in the consolidated statements of operations. For extinguishments with related parties that are in substance capital transactions, the gain or loss is recorded directly in additional paid-in capital.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

•

Modification Accounting: If the 10% test indicates no substantial difference, the modification is accounted for prospectively by adjusting the carrying amount of the original debt for any fees paid or received to the lender(s). These fees are amortized as an adjustment to the effective interest rate over the remaining term using the effective interest method. Unamortized discounts, premiums, and issuance costs from the original debt continue to be amortized over the modified term.

New accounting standards adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have any significant impact on the Company’s financial statement disclosures.

New accounting standards not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of inventory purchases, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at September 30, 2025, the Company had cash of $927 (December 31, 2024 - $2,156), a working capital deficiency of $27,009,769 (December 31, 2024 - $24,733,636) and an accumulated deficit of $104,766,005 (December 31, 2024 - $101,184,142). Additionally, during the nine months ended September 30, 2025, the cash used in operating activities was $1,850,544 (2024 - $1,517,342).

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on current financial projections, the Company does not have sufficient existing cash resources to fund its current operations. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 2 - GOING CONCERN AND LIQUIDITY (continued)

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (“Alberta Ltd.”), which operates the Company’s principal business activities, including the cultivation, processing, and distribution of cannabis, entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California-based limited liability company engaged in providing financing and investment services. Alberta Ltd. Is a subsidiary of the Company in which Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Pursuant to the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month. If royalty payments are not made on time, the applicable rate increases. The agreement stipulates that a default occurs if Alberta Ltd. fails to make royalty or lease payments for three consecutive months, or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in Alberta Ltd., which will remain in place until all obligations are fully satisfied. As of September 30, 2025, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising his rights over the ownership interest until December 31, 2025. The Company also incurred royalty expenses under the agreement and recorded a related liability in accounts payable and accrued liabilities as of September 30, 2025.

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024

Finished goods	$465,185	$752,134
Work in process	853,887	1,560,137
Less: impairment of finished goods inventory included in cost of goods sold	(12,939)	(337,402)
Less: impairment of work in process inventory included in cost of goods sold	(442,326)	(978,619)
	$863,807	$996,250

NOTE 4 - RIGHT-OF-USE BUILDING

On January 1, 2022, the Company entered into a 20-year lease agreement commencing January 1, 2022 with Formosa for the Facility in which it grows its cannabis products in Cremona, Alberta.

A discount rate of 16.9% per annum is used to calculate the present value of minimum lease payments to determine the fair value of lease liability and right-of-use asset on initial recognition.

On January 1 2025, the Company amended the lease agreement whereby the lease payments were changed from CAD $90,979 to CAD $125,000 per month for the remainder of the lease term.

A summary of the Company’s right-of-use building asset at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024
Gross carrying amount	$6,350,348	$5,949,483
Accumulated depreciation	(845,656)	(788,010)
Net book value	$5,504,692	$5,161,473

During the three and nine months ended September 30, 2025, the Company recorded depreciation expense on right-of-use building of $10,257 and $31,003, respectively (2024 - $79,051 and $237,788, respectively).

For the three and nine months ended September 30, 2025, the right-of-use building depreciation expense allocated to inventory was $10,257 and $31,003, respectively (2024 - $79,051 and $151,484, respectively).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 5 - INVESTMENTS

On November 22, 2023, the Company closed a transaction with LTB Management, LLC (“LTB”) to acquire 100 Class B units of LTB.

The total purchase consideration for the investment was $4,518,127, which consisted of the following: (i) 27,224,962 share purchase warrants with a fair value of $162,129, each entitling the holder to purchase one share of common shares of the Company at $0.02 per share until November 22, 2028; (ii) $3,000,000 in promissory notes payable to Mr. Amir Tal and Koze Investments LLC (Note 11); (iii) 100,000 Class C preferred shares with a fair value of $750,000, each convertible into 1,250 shares of common shares; and (iv) contingent consideration recorded as an obligation to issue Class C preferred shares with a fair value of $605,998. The fair value of the share purchase warrants was determined using an option pricing model and the fair value of the Class C preferred shares was determined based on the shares price of the Company’s common shares on November 22, 2023.

The contingent consideration includes a quarterly true up of the sellers of LTB’s preferred share proportional ownership to 33% of the outstanding shares of the Company’s common shares, and an earn out whereby the sellers of LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a threshold of $2,500,000 annual revenue at any time until November 22, 2025. As at September 30, 2025, in connection with the true up, the Company has an obligation to issue an additional 332,554 Class C preferred shares valued at $1,558,710 (December 31, 2024 - 301,597 shares valued at $3,654,009).

The obligation has been estimated based on management’s assessment of a 100% probability of the Company reaching the threshold of $2,500,000 of annual revenue by November 22, 2025.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of the Company’s accounts payable and accrued liabilities as at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024

Accounts payable	$5,612,709	$4,783,656
Accrued liabilities	4,386,570	4,302,643
Accrued legal settlement (a)	190,000	190,000
Total accounts payable and accrued liabilities	$10,189,279	$9,276,299

(a)

The Company was previously a defendant in an action filed in 2014 by Gary M. Cohen, a former officer and director of the Company. In March 2015, the Company entered into a settlement agreement with Mr. Cohen wherein the Company agreed to repurchase 2,250,000 of its common shares from Mr. Cohen in consideration for $350,000. Mr. Cohen passed away while there was a balance of $190,000 remaining to be paid in accordance with the settlement agreement. The Company has taken the position that his death has discharged any obligation the Company might have to make the balance of the payments. The Company has not received any demand for payment or otherwise been involved in any attempt to collect this balance for a period of greater than two years prior to the date of these financial statements.

NOTE 7 - ACCRUED INTEREST

A summary of the Company’s accrued interest as at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024

Notes payable	$28,446	$1,433,652
Loans payable to related parties	119,359	214,084
Convertible notes	318,638	249,729
Rent in default on Formosa lease	1,056,096	597,872
	$1,522,539	$2,495,337

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 8 - NOTES PAYABLE

A summary of the Company’s notes payable as at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024
Notes payable	$170,002	$160,311
Canada Emergency Business Account (“CEBA”) loan	43,100	41,699
Secured promissory notes	265,502	269,000
Other promissory notes	-	3,657,379
Promissory notes (LTB Transaction)	-	2,550,000
	$478,604	$6,678,389

Notes payable

On May 10, 2024 and May 31, 2024, the Company entered into notes payable agreements (“Note A” and “Note B”, respectively) bearing interest at 10% per annum and maturing within 12 months from the date of issuance with a third party in the amounts of $50,001 and $70,001, respectively.

During the three and nine months ended September 30, 2025, the Company recorded $1,260 and $3,740, respectively (2024 - $1,260 and $1,959, respectively), in interest expense on Note A, and $1,764 and $5,236, respectively (2024 - $1,764 and $2,340, respectively), in interest expense on Note B. As at September 30, 2025, Note A and Note B are past due in the principal amounts of $50,001 and $70,001, respectively, in addition to accrued interest on these notes. As at September 30, 2025, the accrued interest on Note A was $6,959 (December 31, 2024 - $3,219) and Note B was $9,340 (December 31, 2024 - $4,104).

On August 13, 2024, the Company entered into a note payable agreement (“Note C”) with a third individual in the amount of $50,000. Note C was to mature within 8 months from the date of issuance and bears interest at 15% per annum.

During the three and nine months ended September 30, 2025, the Company recorded $1,890 and $5,610, respectively (2024 - $985 and $985, respectively), in interest expense on Note C. As at September 30, 2025, Note C is past due and owing in the principal amount of $50,000 and accrued interest on Note C was $8,486 (December 31, 2024 - $2,877).

CEBA loan

Due to the global COVID 19 outbreak, the Government of Canada introduced the CEBA program. The Company participated in this program and received a CAD $60,000 loan. The loan was interest-free until January 18, 2024 at which time it was converted to a non-amortizing term loan with an interest rate of 5% per annum and the full principal repayment due on December 31, 2026.

During the three and nine months ended September 30, 2025, the Company recorded $549 and $1,616, respectively (2024 - $554 and $1,540, respectively), in interest expense on the CEBA loan. As at September 30, 2025, the CEBA loan balance was $43,100 (CAD $60,000) (December 31, 2024 - $41,699 (CAD $60,000)) and accrued interest on the CEBA loan was $3,661 (December 31, 2024 - $1,971).

Secured promissory notes

During the year ended December 31, 2021, the Company entered into secured non-interest-bearing promissory note agreements with investors for $50,000 and CAD $300,000 maturing within 12 months. These notes are secured by a general security agreement over all of the Company’s present and after acquired property, assets, and undertakings. As at September 30, 2025, the notes are past due and owing in the amounts of $50,000 and $215,502 (CAD $300,000) (December 31, 2024 - $50,000 and $219,000 (CAD $300,000)).

Promissory notes (LTB transaction) reclassified to loans payable to related parties

On November 22, 2023, the Company entered into promissory notes of $3,000,000 bearing interest of 13% per annum, as part of the LTB transaction (Note 5), of which $450,000 was with Mr. Amir Tal (“Mr. Tal”), a “control person” of the Company as under the Securities Act of 1933. The outstanding principal was reclassified to loans payable to related parties during 2024 (Note 11). During the three and nine months ended September 30, 2024, the Company recorded interest expense of $14,745 and $43,915, respectively on the note.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 8 - NOTES PAYABLE (continued)

The remaining $2,550,000 of the November 22, 2023 note was with Koze and the outstanding principal balance on the promissory note was reclassified to loans payable to related parties during the three months ended March 31, 2025 after Koze became a related party on March 11, 2025 (Note 11). During the three and nine months ended September 30, 2024, the Company recorded interest expense of $83,556 and $248,852, respectively on the note.

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

Other promissory notes reclassified to loans payable to related parties

On May 25, 2023, the Company entered into two promissory notes with Koze, bearing interest at 24% compounded monthly, to fund for certain documented expenses. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $230,745 and $501,413, respectively, on these notes.

On February 8, 2024, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $16,636 and $42,493, respectively, on the note.

As a result of Koze becoming a related party in March 2025, the balance owing on these promissory notes was reclassified from notes payable to loans payable to related parties during the three months ended March 31, 2025 (Note 11).

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000, bearing interest at 5% per annum, with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility. The principal amount, accrued interest and all other sums due under this note are payable quarterly over a 3-year period. Additionally, it was agreed that the Company will pay (i) 25% of any capital raised by the Company and (ii) 50% of all profits of the Company until the principal amount and any interest accrued thereon has been paid in full to Formosa. As a result of Formosa being considered a related party since March 11, 2025, the balance owing on the promissory note was classified under loans payable to related parties (Note 11).

Debt modification of debt instruments held by Mr. Tal and Koze

On August 7, 2025, the Company entered into an agreement (the “Debt Modification”) with Mr. Tal and Koze to amend the annual interest rates on all outstanding promissory and convertible notes held by them to 6%, compounding annually. This was deemed to be a substantial modification of the terms of the agreements and was accounted for as an extinguishment of the promissory and convertible notes and recognition of new notes at the new 6% rate. The term to maturity was unchanged (Note 11). In connection with the issuance of the new notes resulting from the Debt Modification, the Company determined that the market interest rate for similar instruments was 15%. Accordingly, the debt was recorded at a discount to reflect this effective interest rate, with the discount amortized to imputed interest expense over the term of the debt using the effective interest method.

A summary of the accrued interest of the Company’s notes payable (Note 7) as at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024
CEBA loan	$3,661	$1,971
Note A	6,959	3,219
Note B	9,340	4,104
Note C	8,486	2,877
Reclassified to loans payable to related parties:
Koze LTB	-	362,864
Koze A	-	301,227
Koze B	-	698,261
Koze C	-	59,129
	$28,446	$1,433,652

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 9 - CONVERTIBLE NOTES

A summary of the Company’s convertible notes is as follows:

Balance, December 31, 2023	$1,520,858
Additions	363,448
Value of conversion of notes into 204,353,254 shares of common shares	(134,910)
Settlements	(451,282)
Balance, December 31, 2024	1,298,114
Reclassification of convertible notes to loan payable to related parties	(281,111)
Balance, September 30, 2025	$1,017,003

During the three and nine months ended September 30, 2025, there were no conversions of convertible notes and accordingly, no loss on conversion (2024 - $nil and $690,712, respectively). During the three and nine months ended September 30, 2025, interest expense was $22,870 and $68,610, respectively (2024 - $34,862 and $92,809, respectively).

A summary of the terms and conditions of the convertible notes outstanding which have a derivative conversion feature as at September 30, 2025 is as follows:

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

Convertible notes included in loans payable to related parties

On August 7, 2025, as a result of the Debt Modification (Note 8), the convertible notes held by Mr. Tal and Koze with outstanding principal of $212,555 and $68,555, respectively (December 31, 2024 - $212,555 and $68,555, respectively), were extinguished and new convertible notes were recognized at the 6% rate, compounding annually. These notes were included in loans payable to related parties. The term to maturity remains unchanged (Note 11). As at September 30, 2025, the accrued interest on the remaining convertible notes was $318,638 (December 31, 2024 - $249,729) (Note 7).

As at the date of these financial statements, all convertible notes were past their maturity date, but they retained the terms and conditions as per their respective agreements. Additionally, because of the late filing of previous annual reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective.The Company estimated that the maximum penalty provisions amounted to one times the face value of all the convertible notes outstanding on the date the conversion feature became exercisable. As at September 30, 2025, the accrued liability for penalties was $735,002 (December 31, 2024 - $735,002).

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 10 - DERIVATIVE CONVERSION FEATURE

A summary of Company’s derivative conversion feature as at September 30, 2025 is as follows:

Balance, December 31, 2023	$1,264,388
Changes in fair value of derivative conversion feature	(105,064)
Balance, December 31, 2024	1,159,324
Changes in fair value of derivative conversion feature	(602,569)
Balance, September 30, 2025	$556,755

The Company used an option pricing model to calculate the derivative conversion feature. A summary of the Company’s weighted average inputs used in the model for the nine months ended September 30, 2025 and the year ended December 31, 2024 is as follows:

	2025	2024
Share price	$0.003	$0.008
Exercise price	$0.004	$0.004
Risk-free interest rate	2.70%	3.00%
Expected volatility	257.50%	285.60%
Expected life	1.00 year	1.00 year
Expected dividend yield	0.00%	0.00%

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

a) Key related party transactions

A summary of the Company’s related party transactions is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$-	110,359	231,608	242,973
Lease expense paid to Formosa included in cost of goods sold	272,232	-	804,457	-
Rent expense included in general and administrative expense	-	1,099	2,124	3,308
Marketing expense included in general and administrative expense	71,287	-	71,287	-
Professional fees	46,719	26,842	220,725	149,947
Royalty expense	234,212	-	289,811	-
Interest expense	477,930	27,498	1,691,428	83,297
Imputed interest expense	187,242	-	187,242	-
Other expense	-	-	1,930,000	-
Total related party transactions	$1,289,622	$165,798	$5,428,682	$479,525

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Revenue

During the three and nine months ended September 30, 2025, the Company recognized revenue of $nil and $231,608, respectively, from D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor (Note 14).

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025. During the three and nine months ended September 30, 2025, the Company recognized interest expense related to rent in default of $145,858 and $435,600, respectively, associated with unpaid lease payments (Note 12).

During the three and nine months ended September 30, 2025, the Company incurred lease expense of $272,232 and $804,457, respectively associated with the Formosa lease, which is included in cost of goods sold.

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of CAD $500 per month. This space was provided by a company affiliated with Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors.

The Company ceased using the office space and accordingly stopped accruing rent expense after June 30, 2025. During the three and nine months ended September 30, 2025, the Company incurred rent expense of $nil and $2,124, respectively (2024 - $1,099 and $3,308, respectively) which is recorded as a general and administrative expense.

Marketing expense

During the three and nine months ended September 30, 2025, the Company incurred marketing expense of $71,287 and $71,287, respectively (2024 - $nil and $nil, respectively) with Sky Home Services LLC, a company managed by Mr. Tal, which is recorded as a general and administrative expense.

Professional fees

•

During the three and nine months ended September 30, 2025, the Company incurred professional expenses of $42,119 and $168,938, respectively (2024 - $26,842 and $149,947, respectively) related to accounting fees payable to Invictus Accounting Group LLP (“Invictus”), a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company.

•

During the three and nine months ended September 30, 2025, the Company incurred professional expenses of $4,600 and $51,787, respectively, payable to Fabian Vancott (2024 - $nil and $nil, respectively) related to legal fees. Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into a security and royalty agreement with Koze (the “Royalty Agreement”), pursuant to which the Company is required to pay a royalty of CAD $0.20 per gram on cannabis product sales. If the royalty is not paid on time, the rate increases to CAD $0.40 per gram sold for the applicable month. During the three and nine months ended September 30, 2025, the Company sold 806,568 and 998,952 grams of cannabis products, respectively, and for the three and nine months ended September 30, 2025, the Company incurred a royalty expense of $234,212 and $289,811, respectively (2024 - $nil and $nil, respectively).

Interest expense

•

During the three and nine months ended September 30, 2025, the Company incurred interest expense on promissory and convertible notes with Mr. Tal of $17,016 and $71,154, respectively (2024 - $27,498 and $83,297, respectively).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

•	During the three and nine months ended September 30, 2025, the Company incurred interest expense on promissory and convertible notes with Koze of $288,597 and $1,109,554, respectively.
•	During the three and nine months ended September 30, 2025, the Company incurred interest expense on promissory note with Formosa of $26,459 and $75,120, respectively.

Imputed interest expense

•

During the three and nine months ended September 30, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Mr. Tal of $12,135 and $12,135, respectively (2024 - $nil and $nil, respectively).

•	During the three and nine months ended September 30, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Koze of $145,587 and $145,587, respectively.
•	During the three and nine months ended September 30, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Formosa of $29,520 and $29,520, respectively.

Other expense

During the nine months ended September 30, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense (Note 17).

b) Amounts due to related parties

A summary of the Company’s related party liabilities as at September 30, 2025 and December 31, 2024, is as follows:

	2025	2024

Accounts payable and accrued liabilities	$6,255,147	$2,174,595
Accrued interest	1,175,455	56,298
Loans payable to related parties	12,564,969	462,818
Royalty payable	287,035	-
Obligation to issue shares	1,558,710	1,827,005
Total related party liabilities	$21,841,316	$4,520,716

Accounts payable and accrued liabilities

As at September 30, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at September 30, 2025, $3,948,171 was payable to Formosa for outstanding lease payments. As at September 30, 2025, accrued interest on unpaid lease payments on the Formosa lease was $1,056,096.
•	As at September 30, 2025, $126,772 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services provided to the Company.
•	As at September 30, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•

As at September 30, 2025, $1,679,060 (December 31, 2024 - $1,661,386) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.

•	As at September 30, 2025, $111,325 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.
•	As at September 30, 2025, $70,540 (December 31, 2024 - $nil) was payable to Sky Home Services LLC, a company managed by Mr. Tal, with respect to unpaid marketing expenses.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Loans payable to related parties

As at September 30, 2025, the loans payable to related parties consists of the following:

PLC International Investments Inc. (“PLC”)

•	A $13,227 interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company;

Loans payable to Koze

•	Koze LTB:

On November 22, 2023, the Company entered into promissory notes of $2,550,000 with Koze, as part of the LTB transaction (Note 5), bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $2,550,000 and $555,406, respectively, were extinguished. A new note (“Koze LTB”) of $2,978,661 bearing 6% interest, compounding annually, was recognized resulting in a gain of $126,745 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $58,136 and $222,524, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $45,258 and $45,258, respectively. As at September 30, 2025, the outstanding balance on the note was $3,023,919 (December 31, 2024 - $2,550,000). As at September 30, 2025, the accrued interest on the note was $29,981 (December 31, 2024 - $362,864).

•	Koze A:

On May 25, 2023, the Company entered into a promissory note with Koze, bearing interest at 24% compounded monthly, to fund for certain documented expenses.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze B”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $62,349 and $153,506, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $17,836 and $17,836, respectively. As at September 30, 2025, the outstanding balance on the note was $1,244,563 (December 31, 2024 - $640,320). As at September 30, 2025, the accrued interest on the note was $11,391 (December 31, 2024 - $301,227).

•	Koze B:

On May 25, 2023, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly, to fund the Company for certain documented expenses.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $156,655 and $681,064, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $75,310 and $75,310, respectively. As at September 30, 2025, the outstanding balance on the note was $5,227,346 (December 31, 2024 - $2,740,885). As at September 30, 2025, the accrued interest on the note was $47,593 (December 31, 2024 - $698,261).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

•	Koze C:

On February 8, 2024, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $275,000 and $97,403, respectively, were extinguished. A new note (“Koze C”) of $330,551 bearing 6% interest, compounding annually, was recognized resulting in a gain of $41,852 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $8,818 and $41,595, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $5,198 and $5,198, respectively. As at September 30, 2025, the outstanding balance on the note was $335,749 (December 31, 2024 - $275,000). As at September 30, 2025, the accrued interest on the note was $3,318 (December 31, 2024 - $59,129).

•	Koze convertible note (“Koze CN”):

The Company has a convertible note with Koze, bearing interest at 24%.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $68,555 and $75,714, respectively, were extinguished. A new note, Koze CN, of $126,275 bearing 6% interest, compounding annually, was recognized resulting in a gain of $17,995 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $2,639 and $10,865, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $1,985 and $1,985, respectively. As at September 30, 2025, the outstanding balance on the note was $128,260 (December 31, 2024 - $275,000). As at September 30, 2025, the accrued interest on the note was $1,269 (December 31, 2024 - $66,117).

Loans payable to Mr. Tal

•	Mr. Tal LTB:

On November 22, 2023, the Company entered into a promissory note of $450,000 with Mr. Tal as part of the LTB transaction (Note 5), bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $438,296 and $89,768, respectively, were extinguished. A new note (“Mr. Tal LTB”) of $507,422 bearing 6% interest, compounding annually, was recognized resulting in a gain of $20,641 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded payments to the note of $27,729 and $39,433, respectively (2024 - $nil and $nil, respectively). During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $9,805 and $38,436, respectively (2024 - $14,745 and $43,915, respectively). During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $7,501 and $7,501, respectively. As at September 30, 2025, the outstanding balance on the note was $487,194 (December 31, 2024 - $450,000). As at September 30, 2025, the accrued interest on the note was $4,966 (December 31, 2024 - $56,298).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

•	Mr. Tal convertible note (“Mr. Tal CN”):

The Company has a convertible note with Mr. Tal, bearing interest at 24%.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $212,555 and $121,427, respectively, were extinguished. A new note, Mr. Tal CN, of $294,850 bearing 6% interest, compounding annually, was recognized resulting in a gain of $39,132 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $7,211 and $32,718, respectively (2024 - $12,753 and $39,382, respectively). During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $4,634 and $4,634, respectively. As at September 30, 2025, the outstanding balance on the note was $299,484 (December 31, 2024 - $212,555). As at September 30, 2025, the accrued interest on the note was $2,960 (December 31, 2024 - $91,669).

Promissory note with Formosa

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000, bearing interest at 5% per annum, with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility.

As a result of the Debt Modification (Note 8), principal and accrued interest outstanding related to the note as of August 7, 2025 of $1,930,000 and $58,098, respectively, were extinguished. A new note of $1,775,707 bearing 6% interest, compounding annually, was recognized resulting in a gain of $212,391 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $26,459 and $75,120, respectively (2024 - $nil and $nil, respectively). During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $29,520 and $29,520, respectively (2024 - $nil and $nil, respectively). As at September 30, 2025, the outstanding balance on the note was $1,805,227 (December 31, 2024 - $nil). As at September 30, 2025, the accrued interest on the note was $17,881 (December 31, 2024 - $nil).

A summary of the accrued interest of the Company’s loans payable to related parties (Note 7) as at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024
Koze LTB	$29,981	$-
Koze A	11,391	-
Koze B	47,593	-
Koze C	3,318	-
Koze CN	1,269	66,117
Mr. Tal LTB	4,966	56,298
Mr. Tal CN	2,960	91,669
Promissory note with Formosa	17,881	-
	$119,359	$214,084

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 11 - RELATED PARTY TRANSACTIONS (continued)

Royalty payable

Pursuant to the Royalty Agreement, as of September 30, 2025, the royalty amount payable to Koze was $287,035 (CAD $399,581) (2024 - $nil).

Obligation to issue shares

As at September 30, 2025, the Company has an obligation to issue an additional 166,277 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction, valued at $779,355 for each party (December 31, 2024 - $1,827,005 each).

NOTE 12 - LIABILITY FOR RIGHT-OF-USE BUILDING

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term as at September 30, 2025 and December 31, 2024, is as follows:

	2025	2024
Weighted average discount rate	16.9%	16.9%
Weighted average remaining lease term	16.3 years	16.9 years

A summary of supplementary information of the Company’s operating lease liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest expense	$254,915	$247,115	$752,434	$737,605
Depreciation	10,257	79,051	31,003	237,789
Operating lease-related payments included in accounts payable and accrued liabilities	$272,232	$202,191	$804,457	$606,572

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases as at September 30, 2025 is as follows:

2025	$1,077,509
2026	1,077,509
2027	1,077,509
2028	1,077,509
2029	1,077,509
Thereafter	12,121,975
Total undiscounted cashflows	17,509,520
Less: imputed interest on operating lease	(11,550,764)
Liability for right-of-use building, total	5,958,756
Liability for right-of-use building, current portion	985,027
Liability for right-of-use building, non-current portion	$4,973,729

As at September 30, 2025, the Company has not made any payments on its lease liabilities. The unpaid lease payments for the nine months ending September 30, 2025 of $804,457 (2024 - $601,946) were recorded in accounts payable and accrued liabilities.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 12 - LIABILITY FOR RIGHT-OF-USE BUILDING (continued)

For the three and nine months ended September 30, 2025, the Company recognized interest expense related to rent in default of $145,858 and $435,600, respectively (2024 - $161,700 and $468,602, respectively) associated with these unpaid lease payments. Under the terms of the agreement, a default occurs if Alberta Ltd. fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in Alberta Ltd. The security interest will remain in place until all obligations are fully satisfied. As of September 30, 2025, Alberta Ltd. has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in Alberta Ltd. until December 31, 2025.

As at September 30, 2025, the accrued interest related to rent in default (Note 7) was $1,056,096 (December 31, 2024 - $597,872).

NOTE 13 - SHAREHOLDERS’ DEFICIT

Preferred shares

The Company is authorized to issue up to 3,200,000 shares of one or more series of preferred shares at a par value of $1.00 per share. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Series A preferred shares

Each share of the Company’s series A convertible preferred shares (“Series A Shares”) is non-redeemable, entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders; is convertible into 1,250 shares of common shares and each vote is on an as-converted basis. In addition, the holders of outstanding Series A Shares will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common shares, whereupon the holders of the Series A Shares will receive a dividend on the number of shares of common shares into which each share of Series A Shares is convertible.

The beneficial conversion feature (“BCF”) attributed to the purchase of the Series A Shares was deemed to have no value on the date of purchase because there was no public trading market for the Series A Shares, and none is expected to develop in the future. Therefore, the BCF related to the Series A Shares was considered to have no value on the date of issuance.

On March 5, 2024, 10,000 shares of Series A Shares were converted into 12,500,000 shares of the Company’s common shares. There were no conversions during the nine months ended September 30, 2025.

As at September 30, 2025, 74,416 (December 31, 2024 - 74,416) shares of Series A Shares were issued and outstanding.

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

There were no conversions during the nine months ended September 30, 2025. As at September 30, 2025, 455,000 (December 31, 2024 - 455,000) shares of Series B Shares were issued and outstanding.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

In March 2024, the Company noted a historical accounting treatment error whereby the 100,000 Series C Shares issued in March 2023 shares had been recorded at the stated value rather than the par value. As a result, during the year ended December 31, 2024 the Company adjusted the value of the Series C shares to their par value of $1 per share, for a total par value of $100,000, with the remaining $650,000 of stated value being reclassified to additional paid-in capital.

There were no conversions during the nine months ended September 30, 2025. As at September 30, 2025, 100,000 (December 31, 2024 - 100,000) shares of Series C Shares were issued and outstanding.

Common shares

The Company is authorized to issue 5,000,000,000 common shares at a par value of $0.0001 per share. As at September 30, 2025, 662,501,405 (December 31, 2024 - 662,501,405) common shares were issued and outstanding.

The Company issued 204,353,254 common shares upon the conversion of $134,910 of convertible notes during 2024.

On March 8, 2024, the Company issued 4,895,849 common shares upon the cashless exercise of 5,000,000 Common Warrants.

There were no share capital transactions during the three and nine months ended September 30, 2025.

Share purchase warrants

A summary of the Company’s share purchase warrant activity is as follows:

	Number of share purchase warrants		Weighted average exercise price

Shares purchase warrants outstanding, December 31, 2023	#	28,722,740	$0.06
Issued		17,222,200	0.01
Redeemed		(5,000,000)	0.03
Expired		(1,020,000)	1.02
Share purchase warrants outstanding, December 31, 2024 and September 30, 2025	#	39,924,940	$0.02

A summary of the number of the Company’s share purchase warrants outstanding and exercisable as at September 30, 2025 is as follows:

Expiration date	Number of share purchase warrants		Weighted average exercise price	Weighted average remaining life (Years)
May 10, 2026	#	477,778	$0.30	0.61
February 15, 2028	#	12,222,200	$0.01	2.38
November 22, 2028	#	27,224,962	$0.02	3.15
	#	39,924,940	$0.02

There were no share purchase warrants transactions during the three and nine months ended September 30, 2025.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 13 - SHAREHOLDERS’ DEFICIT (continued)

During the year ended December 31, 2024, 17,222,200 share purchase warrants were issued in connection with the issuance of $17,222 of promissory notes, each entitling the holder to purchase one common share of the Company at $0.01 per share with an expiration date of February 15, 2028, which include a portion of the share purchase warrants that can be exercised without cash consideration.

Additional paid-in capital

Pursuant to the Debt Modification (Note 8), as of August 7, 2025 the principal and accrued interest outstanding on all promissory notes and convertible notes held by Mr. Tal and Koze, both related parties, were extinguished and new notes were recognized resulting in a total gain of $1,256,853 from extinguishment (Note 11), which was recorded directly to additional paid-in capital given the related party nature of the transaction.

NOTE 14 - REVENUE

The Company generates revenue from the sale of cannabis and related products to its customers. The Company entered into a supply agreement on February 12, 2024 with Cantek, an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor, thereby making Cantek a related party of the Company. Cantek, a major customer of the Company, operates in the medical cannabis industry in Israel and is assisting with increasing the Company’s presence in Israel. During the three and nine months ended September 30, 2025, the Company recognized revenue of $nil and $231,608, respectively (2024 - $110,359 and $242,973, respectively) from Cantek.

During the three and nine months ended September 30, 2025, the Company also recognized revenue of $574,001 and $889,942, respectively (2024 - $nil and $nil, respectively) from the sale of cannabis products to a pharmaceutical company based in Germany. This comprised the majority of the revenues generated during the three and nine months ended September 30, 2025.

NOTE 15 - COST OF GOODS SOLD

A summary of the Company’s cost of goods sold is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Direct materials	$75,745	$93,423	$163,732	$162,411
Direct labor	208,151	215,494	401,535	347,712
Depreciation	13,537	80,657	50,554	172,650
Overhead	339,084	199,569	665,237	369,618
Loss on impairment of inventory	460,089	79,179	1,506,292	529,635
	$1,096,606	$668,322	$2,787,350	$1,582,026

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As at September 30, 2025, the Company has outstanding borrowings under various loan agreements with multiple lenders, most of which are in default. Certain borrowings are secured by the Company’s assets, including equipment, investments and receivables. In the event of default, lenders may have the right to seize collateralized assets.

Ataraxia Canada, Inc.

As part of the Company’s acquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, an action filed against AMS by Ataraxia Canada, Inc. (“Ataraxia”) was assumed, alleging breach of contract, specifically, breach of a non-binding term sheet providing for Ataraxia to acquire controlling interest in AMS. Ataraxia is seeking $15 million in damages. A Statement of Claim was prepared and circulated to AMS, as defendant, on August 2, 2018, under the Ontario Superior Court of Justice (Court file no. CV-17-580157). The parties have engaged in discussions with respect to a potential settlement of this matter. Counsel has advised that it believes it is premature to speculate on any outcome of this litigation, including the likelihood of a settlement or any potential liability at this time.

The Company’s agreement to acquire AMS contained a provision requiring the Company to diligently defend against the claims brought forth in, and assume full and complete control of, the Ataraxia litigation, provided that Company will not enter into any compromise or settlement in respect of the Ataraxia litigation without the prior written consent of the sellers, which consent is not to be unreasonably withheld, conditioned or delayed. The sellers are obligated to cooperate fully and make available to the Company all pertinent information and witnesses under their control, make such assignments and take such other steps as in the opinion of Company’s counsel are reasonably necessary to enable the Company to defend against the claims brought forth in the Ataraxia litigation.

The Company is currently reviewing two separate situations with legal counsel in order to ascertain whether it has claims against Steven Barber arising out of his default of the Consulting Agreement the Company entered into as part of the AMS acquisition and various claims against Gary Herick, a former officer and director. In January 2020, the Company received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with the Company. The Company is currently reviewing whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Company does not believe that these situations present a probability of material risk and therefore a loss contingency is not reflected in the consolidated financial statements.

Bristol Capital Investors, LLC

On April 15, 2021, Bristol Capital Investors, LLC (“BCI”) filed a lawsuit in the Superior Court of the State of California, County of Los Angeles against the Company and Does 1 - 50, inclusive (Case No. 21st CV1 3696). The lawsuit alleges that the Company breached the Amended and Restated Limited Liability Company Membership Purchase Agreement entered into with BCI to purchase BCI’s interest in Ramon Road Production Campus, LLC, a single asset entity which owned an improved property, known as the Glass House, located in Cathedral City, California. BCI alleges causes of action for fraud, breach of contract, breach of the implied covenant of good faith and fair dealing, and negligent misrepresentation, and seeks compensatory and consequential damages in the amount of $10.5 million dollars plus attorneys’ fees and costs. The Company intends to vigorously defend against BCI’s lawsuit. The parties conducted a court-ordered mediation and are engaging in on-going discussions.

The Company does not believe that this situation presents a probability of material risk and therefore a loss contingency is not reflected in our consolidated financial statements.

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by the Company to assist with fiscal year 2022 finance backfill and diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to the Company. The Company acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. As of September 30, 2025, the amount payable for services from Deloitte included in accounts payable and accrued liabilities was $33,997 (December 31, 2024 - $32,891).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 16 - COMMITMENTS AND CONTINGENCIES (continued)

Former Executives

Former executives John Cassels and Andrew Steedman (collectively the “plaintiffs”) have filed a lawsuit against the Company alleging wrongful termination, related misconduct, and unpaid compensation. The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. As of September 30, 2025, the Company maintains an accrual of approximately $917,000 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded, as the lawsuit remains in its early stages and the ultimate outcome is uncertain. The Company actively monitors this matter and will update its assessment as additional information becomes available.

Astor Street LLC

Astor Street LLC was issued two promissory notes by the Company in January 2021 and granted a security interest in all present and after acquired assets of the Company. Astor Street LLC commenced a claim to recover the amounts owing for CAD $312,303 in April 2022, obtained default judgment in the amount of CAD $314,273 in March 2023. On September 30, 2025, Astor Street LLC took steps to seize assets belonging to the Company. The Company is currently assessing the validity of the claim and default judgment, and whether it is necessary to come to a negotiated resolution. As of September 30, 2025, the amounts payable for promissory notes to Astor Street LLC included in notes payable was $215,502 (CAD $300,000) (December 31, 2024 - $219,000 (CAD $300,000)).

NOTE 17 - OTHER EXPENSE

During the nine months ended September 30, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility (Note 8).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 18 - SEGMENT NOTE

The Company operates as one operating segment. The Company's CODM is its Board of Directors, which reviews financial information presented on a consolidated basis. The CODM uses revenue, cost of goods sold, consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow its operating profit margin and the allocation of budget between cost of goods sold, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$656,606	$312,164	$1,223,533	$338,003
Cost of goods sold	1,096,606	668,322	2,787,350	1,582,026
Gross loss	(440,000)	(356,158)	(1,563,817)	(1,244,023)

Operating expenses
Depreciation	-	-	-	87,278
General and administrative	145,444	70,354	260,037	274,610
Payroll and consulting fees	-	25,389	-	160,954
Professional fees	115,990	64,075	340,546	336,222
Royalty expense	234,212	-	289,811	-
Total operating expenses	495,646	159,818	890,394	859,064
Loss from operations	(935,646)	(515,976)	(2,454,211)	(2,103,087)

Other segment items	(542,165)	704,397	(1,127,652)	(4,061,861)
Net loss	$(1,477,811)	$188,421	$(3,581,863)	$(6,164,948)

NOTE 19 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) excludes any dilutive effects of options, share purchase warrants, and convertible securities but does include the restricted shares of common shares issued. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common shares outstanding during the year.

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

As of September 30, 2025, convertible preferred shares outstanding totaled 629,416 shares (December 31, 2024 - 629,416 shares) and share purchase warrants outstanding totaled 39,924,940 (December 31, 2024 - 39,924,940). The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the interim period as at and for the three and nine months ended September 30, 2025 and 2024 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included on our Form 10-K for the year ended December 31, 2024.

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

OVERVIEW AND HISTORY

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “CannaPharmaRX”, the “Company”, “we”, “us”, and “our” refer to CannaPharmaRX, Inc. and our wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars (“USD”). We specialize in the acquisition, development, and operation of cannabis cultivation facilities in Canada. We were originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. In October 2014, we changed our legal name to CannaPharmaRx, Inc. We evolved to focus on producing high-quality medical cannabis and craft products. Our principal executive office is located at 302, 3204—Rideau Place SW., Calgary, Alberta, Canada T2S 1Z2.

On January 6, 2022, we entered into a 20-year operating lease for the use of a 55,000 square foot facility located in Cremona, Alberta, Canada (the “Facility”). During 2022, we recommissioned the Facility into an indoor cannabis farm with 10 growing rooms and one drying and packing room. The Facility currently operates six of these growing rooms and the drying and packing room and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate all 10 growing rooms.

We received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency on December 22, 2022 and commenced cannabis production during the year ended December 31, 2023.

Growth strategy

We plan to grow by increasing our growth capacity at the Facility to support sales of cannabis to the European markets, with a focus on Germany and Israel. To support this initiative, we intend to increase the operations in the Facility from six growing rooms to 10 growing rooms over the next one to two years and to open a second drying and packing room; building and developing a sales network in Germany and Israel; and applying for European Union Good Manufacturing Practices (“EU-GMP”) certification. Currently, we are required to send our cannabis to a third-party European intermediary for packaging in compliance with EU-GMP standards. Once certified, we will be able to remove this step from our delivery process and ship directly to countries within the European Union (“EU”), reducing overall costs and shipping timelines.

To facilitate our growth strategy, on November 22, 2023, we entered into an agreement with LTB Management, LLC (“LTB”) in support of building and developing a sales network in the EU and obtaining access to LTB’s e-commerce technology related to online sales of cannabis in the EU. Under this agreement, we obtained 100 Class B units of LTB in exchange for 27,224,962 share purchase warrants, each entitling the holders to purchase one share of our common shares at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the LTB; and 100,000 Class C preferred shares of our company. Contingent consideration included a quarterly true up of LTB’s preferred share proportional ownership to 33% of the outstanding shares of our common shares, and an earn out whereby LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on our reaching a threshold of $2,500,000 in annual revenue at any time within 24 months of the agreement date. As at September 30, 2025, we have an obligation to issue an additional 332,554 Class C preferred shares to LTB under the true up, valued at $1,558,710.

OUR PRODUCTS

Cannabis Products

We produce and sell dried cannabis flower, which is packaged for sale as dried flower, trim and shake. We sell dried flower for medicinal purposes. Dried flower continues to be the core of all cannabis markets globally and accordingly our focus on consistent high-quality cultivation is relentless.

Going Concern

Significant doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three and nine months ended September 30, 2025, we reported revenues of $656,606 and $1,223,533, respectively (2024 - $312,164 and $338,003, respectively). As at September 30, 2025, we had cash of $927, a working capital deficiency of $27,009,769 and an accumulated deficit of $104,766,005. Additionally, for the nine months ended September 30, 2025, we used $1,850,544 (2024 - $1,517,342) of cash in operating activities. These financial metrics and the Company’s accumulated deficit of $104,766,005 as at September 30, 2025 indicate material uncertainty over the Company’s ability to continue as a going concern. Management’s plans include engaging in further research and development and raising additional capital in the short term to fund such activities through sales of its common shares. Management’s ability to implement its plans and continue as a going concern will be dependent upon raising additional capital. The Company is subject to an active CTO in Canada, which has significantly constrained our ability to raise capital through traditional public equity markets. Consequently, our current financing activities are primarily reliant on related party transactions, including loans and advances from directors, officers, and affiliated entities. Our continued existence depends on the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We may obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial or related party loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Revenue

During the three months ended September 30, 2025 and 2024, the Company reported revenue of $656,606 and $312,164, respectively. The increase was primarily driven by the continued expansion of the Company’s medical cannabis product line, improved distribution capabilities, increased market penetration, and the onboarding of new retail partners since late 2024.

Cost of Goods Sold

During the three months ended September 30, 2025 and 2024, the Company reported cost of goods sold of $1,096,606 and $668,322, respectively. The increase was primarily driven by higher sales volumes in 2025, which necessitated increased production activity and resulted in elevated costs related to direct materials, labor, and manufacturing overhead. Included in cost of goods sold for the three months ended September 30, 2025 and 2024 is loss on impairment of inventory of $460,089 and $79,179, respectively, primarily due to a decline in estimated net realizable value as a result of market price compression, and evolving product and regulatory requirements that impacted the recoverability of certain product lines. Additionally, a portion of the inventory was found to contain tetrahydrocannabinol (“THC”) concentrations below the Company’s targeted potency thresholds, rendering these products less marketable and limiting their commercial viability.

Gross Loss

During the three months ended September 30, 2025 and 2024, the Company reported a gross loss of $440,000 and $356,158, respectively. The gross loss increased during 2025 as the Company generated revenue from sales offset by a disproportionate increase in cost of goods sold resulting from increased costs of direct materials, labor and overheads during the three months ended September 30, 2025. Additionally, revenue was negatively impacted by the sale of cannabis products with suboptimal THC concentrations, which limited their marketability and commanded lower selling prices.

Operating Expenses

A summary of the Company’s operating expenses for the three months ended September 30, 2025 and 2024 is as follows:

	2025	2024

General and administrative	$145,444	$70,354
Payroll and consulting fees	-	25,389
Professional fees	115,990	64,075
Royalty expense	234,212	-
	$495,646	$159,818

During the three months ended September 30, 2025 and 2024, the Company’s operating expenses consisted primarily of general and administrative expenses, payroll and consulting fees, professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company, and royalty expense. Overall operating expenses for the three months ended September 30, 2025 were $495,646 compared to operating expenses of $159,818 in the prior year comparable period, an increase of $335,828. The increase is primarily attributable to the following:

•	A $51,915 increase in professional fees due to higher fees incurred in 2025 for legal counsel services related to the Company’s cease trade order and other ongoing legal matters.

•	A $234,212 increase in royalty expense due to an agreement entered into by the Company with Koze on March 17, 2025, which did not exist during the prior year comparable period.

•	A $75,090 increase in general and administrative expenses primarily due to increase in marketing costs in the current period.

The increase was partially offset by the following decrease in operating expenses:

•	A $25,389 reduction in payroll and consulting fees due to a change in management resulting in a reduction in payroll accruals for officers, as well as the allocation of direct labor to inventory.

Other income (expenses)

A summary of the Company’s other income and expenses for the three months ended September 30, 2025 and 2024 is as follows:

	2025	2024

Change in the fair value of derivative conversion feature	$7,296	$(6,216)
Change in the fair value of obligation to issue shares	168,355	1,324,327
Foreign exchange gain (loss)	(24,243)	18,030
Interest expense	(506,331)	(631,744)
Imputed interest expense	(187,242)	-
	$(542,165)	$704,397

Other expenses totaled $542,165 for the three months ended September 30, 2025 compared to other income of $704,397 in the 2024 period, primarily due to the following:

•

Change in the fair value of obligation to issue shares was a gain of $168,355 compared to a gain of $1,324,327 in the 2024 comparable period resulting from remeasurement of the obligation to issue shares. Key factors influencing the measurement of the obligation to issue shares include fluctuations in the Company's common shares price, term to expiration, and the probability of the Company reaching the threshold of $2,500,000 of annual revenue by November 22, 2025.

•	A $42,273 increase in the foreign exchange loss primarily due to currency fluctuations between the USD and CAD.

•

A $187,242 increase in imputed interest expense due to debt modification of certain loans to related parties, which resulted in a remeasurement of the liabilities and recognition of additional imputed interest expense.

The decrease in other income was partially offset by the following increases:

•

Change in the fair value of derivative conversion feature was a gain of $7,296 compared to a loss of $6,216 in the 2024 comparable period. Key factors include fluctuations in market conditions and changes in underlying assumptions used in valuation of the derivative conversion feature of convertible notes.

•

A $125,413 decrease in interest expense is primarily attributable to a reduction in the interest rate for certain loans to related parties, pursuant to a debt modification agreement entered into by the Company with those related parties.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2025, the Company recorded a net loss of $1,477,811 or $0.00 per share compared to net income of $188,421 or $0.00 per share in the 2024 comparable quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Revenue

During the nine months ended September 30, 2025 and 2024, the Company reported revenue of $1,223,533 and $338,003, respectively. The increase was primarily driven by the continued expansion of the Company’s medical cannabis product line, improved distribution capabilities, increased market penetration, and the onboarding of new retail partners since late 2024.

Cost of Goods Sold

During the nine months ended September 30, 2025 and 2024, the Company reported cost of goods sold of $2,787,350 and $1,582,026, respectively. The increase in cost of goods sold was primarily attributable to higher sales volumes in 2025, which drove greater production activity and led to increased expenditures on raw materials, labor, and overhead. Included in cost of goods sold for the nine months ended September 30, 2025 and 2024 are losses on the impairment of inventory of $1,506,292 and $529,634, respectively, primarily due to downward pricing pressures in the market and changes in product specifications and regulatory standards that affected the recoverability of select products. Furthermore, a portion of the inventory was identified as having THC potency levels below the Company’s established thresholds, diminishing its appeal in the marketplace and adversely impacting its expected selling price and commercial feasibility.

Gross Loss

During the nine months ended September 30, 2025 and 2024, the Company reported a gross loss of $1,563,817 and $1,244,023, respectively. The increase in gross loss in 2025 was primarily due to an increase in revenue, which was outpaced by a corresponding rise in cost of goods sold. The growth in revenue was driven by higher sales volumes and expanded operational activities during the period. Cost of goods sold also increased by a higher proportion due to higher production costs including raw materials, labor, manufacturing overhead, contributing to the overall decrease in gross loss.

Operating Expenses

A summary of the Company’s operating expenses for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024

Depreciation	$-	$87,278
General and administrative	260,037	274,610
Payroll and consulting fees	-	160,954
Professional fees	340,546	336,222
Royalty expense	289,811	-
	$890,394	$859,064

During the nine months ended September 30, 2025 and 2024, the Company’s operating expenses consisted primarily of depreciation, general and administrative expenses, payroll and consulting fees, professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company, and royalty expense. Overall operating expenses for the nine months ended September 30, 2025 were $890,394 compared to operating expenses of $859,064 in the 2024 period, an increase of $31,330. The increase is primarily attributable to the following:

•	$289,811 increase in royalty expense due to an agreement entered into by the Company with Koze on March 17, 2025, which did not exist during the 2024 period.

The increase was partially offset by the following decreases:

•

A $87,278 decrease in depreciation expenses primarily due to allocation of the entire expense to inventory during the current period and an overall decrease in depreciation expense due to fixed assets reaching or nearing the end of their useful lives.

•	A $14,573 decrease in general and administrative expenses primarily due to allocation of certain expenses related to direct materials, labor and overheads to inventory in the current period.

•	A $160,954 decrease in payroll and consulting fees due to a change in management resulting in a reduction in payroll accruals for officers, as well as allocation of direct labor to inventory.

Other income (expenses)

A summary of the Company’s other income and expenses for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024

Change in the fair value of derivative conversion feature	$602,569	$612,874
Change in the fair value of obligation to issue shares	2,095,299	(2,060,066)
Foreign exchange gain	71,084	17,928
Interest expense	(1,779,362)	(1,941,885)
Imputed interest expense	(187,242)	-
Loss on the extinguishment of debt	-	(690,712)
Other expense	(1,930,000)	-
	$(1,127,652)	$(4,061,861)

Other expenses totaled $1,127,652 for the nine months ended September 30, 2025 compared to $4,061,861 in the 2024 comparable period. The decrease of $2,934,209 was primarily attributable to the following:

•

The fair value of the obligation to issue shares liability decreased from $3,654,009 as at December 31, 2024 to $1,558,710 as at September 30, 2025, resulting in a gain from the change in the fair value of the obligation to issue shares of $2,095,299 recognized during the nine months ended September 30, 2025. In the 2024 comparable period, the fair value of the obligation to issue shares liability changed from $204,220 as at December 31, 2023 to $2,264,286 as at September 30, 2024, resulting in a loss from the change in the fair value of the obligation to issue shares of $2,060,066 recognized during the nine months ended September 30, 2025. Key factors influencing the measurement of the obligation to issue shares include fluctuations in the Company's common shares price, term to expiration, and the probability of the Company reaching the threshold of $2,500,000 of annual revenue by November 22, 2025.

•	A $53,156 increase in the foreign exchange gain primarily due to currency fluctuations between the USD and CAD.

•

A $162,523 decrease in interest expense is primarily attributable to a reduction in the interest rate for certain loans to related parties, pursuant to a debt modification agreement entered into by the Company with those related parties.

•

Loss on the extinguishment of debt of $690,712 was recorded in the 2024 period. No such loss was recorded in the current period as the current period refinancing activities were with related parties and the effects of modification were recorded directly to additional paid-in capital.

The decrease in other expenses was partially offset by the following increases:

•

The fair value of the derivative conversion feature liability decreased from $1,159,324 as at December 31, 2024 to $556,755 as at September 30, 2025, resulting in a gain from the change in the fair value of the derivative conversion feature of $602,569 recognized during the nine months ended September 30, 2025. In the 2024 comparable period, the fair value of the derivative conversion feature liability changed from $1,264,388 as at December 31, 2023 to $651,514 as at September 30, 2024, resulting in a gain from the change in the fair value of the derivative conversion feature of $612,874 recognized during the nine months ended September 30, 2025.

•

A $187,242 increase in imputed interest expense primarily due to debt modification of certain loans to related parties, which resulted in a remeasurement of the liabilities and recognition of additional imputed interest expense.

•

During the nine months ended September 30, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2025, the Company recorded a net loss of $3,581,863 or $0.01 per share compared to a net loss of $6,164,948 or $0.01 per share in the prior year comparable period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had a cash balance of $927. In 2025, the Company’s funding was primarily attributable to advances from Koze, pursuant to a promissory note agreement whereby Koze agreed to pay $1,888,748 of expenses on behalf of the Company.

The summary of the Company’s cash flows for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024

Cash used in operating activities	$(1,850,544)	$(1,517,342)
Cash provided by financing activities	1,849,315	1,523,691
	$(1,229)	$6,349

As of September 30, 2025, the Company had $927 in cash as compared to $2,156, and working capital deficiency of $27,009,769 compared to $24,733,636 as of December 31, 2024.

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2025 increased by $333,202 compared to the prior year comparable period, primarily due to increase in cost of goods sold which includes direct materials, labor and overhead resulting from an increase in sales volumes during the period.

Cash flows from investing activities

For the nine months ended September 30, 2025 and 2024, there were no cash flows arising from investing activities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $1,849,315 as compared to $1,523,691 in the prior year comparable period primarily due to additional proceeds from related party loans of $29,342. Other factors include no repayments of convertible notes in the current period, compared to repayments of $451,282 in the prior-year period. This increase was partially offset by the non-recurrence of proceeds from share purchase warrant issuances of $87,768 and convertible notes of $67,232, all of which were received in the prior-year period but not in the current period.

Related party transactions

Revenue

During the three and nine months ended September 30, 2025, the Company recognized revenue of $nil and $231,608, respectively, from D.N.S. CANTEK 2019 LTD, an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor.

These related party relationships did not influence our business decisions or pricing, as sales are determined primarily based on market demand and the ability to achieve the highest possible selling price.

A summary of the Company’s average selling prices by market is as follows:

	Average Price per Gram (CAD)*
Market	Premium Batches	Medium Batches
Germany	2.05	1.6
Israel	2.0	1.6-1.8
Canada	2.0	1.1-1.5
Portugal	1.8-2.0	0.8-1.5

* Batches with THC concentrations below 20% are generally sold at lower average prices compared to higher-THC batches.

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025. During the three and nine months ended September 30, 2025, the Company recognized interest expense related to rent in default of $145,858 and $435,600, respectively, associated with unpaid lease payments. During the three and nine months ended September 30, 2025, the Company incurred lease expense of $272,232 and $804,457, respectively associated with the Formosa lease, which is included in cost of goods sold.

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of CAD $500 per month. This space was provided by a company affiliated with Richard Orman, chairman of the Company’s board of directors.

The Company ceased using the office space and accordingly stopped accruing rent expense after June 30, 2025. During the three and nine months ended September 30, 2025, the Company incurred rent expense of $nil and $2,124, respectively (2024 - $1,099 and $3,308, respectively) which is recorded as a general and administrative expense.

Professional fees

•

During the three and nine months ended September 30, 2025, the Company incurred professional expenses of $42,119 and $168,938, respectively (2024 - $26,842 and $149,947, respectively) related to accounting fees payable to Invictus Accounting Group LLP, a company to which Oliver Foeste is Managing Partner, which provides part-time CFO, financial reporting, and bookkeeping services to the Company.

•

During the three and nine months ended September 30, 2025, the Company incurred professional expenses of $4,600 and $51,787, respectively, payable to Fabian Vancott (2024 - $nil and $nil, respectively) related to legal fees. Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into a security and royalty agreement with Koze, pursuant to which the Company is required to pay a royalty of CAD $0.20 per gram on cannabis product sales. If the royalty is not paid on time, the rate increases to CAD $0.40 per gram sold for the applicable month. During the three and nine months ended September 30, 2025, the Company sold 806,568 and 998,952 grams of cannabis products, respectively, and for the three and nine months ended September 30, 2025, the Company incurred a royalty expense of $234,212 and $289,811, respectively (2024 - $nil and $nil, respectively).

Interest expense

•

During the three and nine months ended September 30, 2025, the Company incurred interest expense on promissory and convertible notes with Mr. Tal of $17,016 and $71,154, respectively (2024 - $27,498 and $83,297, respectively).

•	During the three and nine months ended September 30, 2025, the Company incurred interest expense on promissory and convertible notes with Koze of $288,597 and $1,109,554, respectively.
•	During the three and nine months ended September 30, 2025, the Company incurred interest expense on promissory note with Formosa of $26,459 and $75,120, respectively.

Imputed interest expense

•

During the three and nine months ended September 30, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Mr. Tal of $12,135 and $12,135, respectively (2024 - $nil and $nil, respectively).

•	During the three and nine months ended September 30, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Koze of $145,587 and $145,587, respectively.
•	During the three and nine months ended September 30, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Formosa of $29,520 and $29,520, respectively.

Other expense

During the nine months ended September 30, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense.

Accounts payable and accrued liabilities

As at September 30, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at September 30, 2025, $3,948,171 was payable to Formosa for outstanding lease payments. As at September 30, 2025, accrued interest on unpaid lease payments on the Formosa lease was $1,056,096.
•	As at September 30, 2025, $126,772 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services provided to the Company.
•	As at September 30, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•

As at September 30, 2025, $1,679,060 (December 31, 2024 - $1,661,386) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022.

•	As at September 30, 2025, $111,325 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.
•	As at September 30, 2025, $70,540 (December 31, 2024 - $nil) was payable to Sky Home Services LLC, a company managed by Mr. Tal, with respect to unpaid marketing expenses.

Loans payable to related parties

As at September 30, 2025, the loans payable to related parties consists of the following:

PLC International Investments Inc. (“PLC”)

•	A $13,227 interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company;

Loans payable to Koze

•	Koze LTB:

On November 22, 2023, the Company entered into promissory notes of $2,550,000 with Koze, as part of the LTB transaction, bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $2,550,000 and $555,406, respectively, were extinguished. A new note (“Koze LTB”) of $2,978,661 bearing 6% interest, compounding annually, was recognized resulting in a gain of $126,745 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $58,136 and $222,524, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $45,258 and $45,258, respectively. As at September 30, 2025, the outstanding balance on the note was $3,023,919 (December 31, 2024 - $2,550,000). As at September 30, 2025, the accrued interest on the note was $29,981 (December 31, 2024 - $362,864).

•	Koze A:

On May 25, 2023, the Company entered into a promissory note with Koze, bearing interest at 24% compounded monthly, to fund for certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze B”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $62,349 and $153,506, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $17,836 and $17,836, respectively. As at September 30, 2025, the outstanding balance on the note was $1,244,563 (December 31, 2024 - $640,320). As at September 30, 2025, the accrued interest on the note was $11,391 (December 31, 2024 - $301,227).

•	Koze B:

On May 25, 2023, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly, to fund the Company for certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $156,655 and $681,064, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $75,310 and $75,310, respectively. As at September 30, 2025, the outstanding balance on the note was $5,227,346 (December 31, 2024 - $2,740,885). As at September 30, 2025, the accrued interest on the note was $47,593 (December 31, 2024 - $698,261).

•	Koze C:

On February 8, 2024, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $275,000 and $97,403, respectively, were extinguished. A new note (“Koze C”) of $330,551 bearing 6% interest, compounding annually, was recognized resulting in a gain of $41,852 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $8,818 and $41,595, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $5,198 and $5,198, respectively. As at September 30, 2025, the outstanding balance on the note was $335,749 (December 31, 2024 - $275,000). As at September 30, 2025, the accrued interest on the note was $3,318 (December 31, 2024 - $59,129).

•	Koze convertible note (“Koze CN”):

The Company has a convertible note with Koze, bearing interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $68,555 and $75,714, respectively, were extinguished. A new note, Koze CN, of $126,275 bearing 6% interest, compounding annually, was recognized resulting in a gain of $17,995 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $2,639 and $10,865, respectively. During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $1,985 and $1,985, respectively. As at September 30, 2025, the outstanding balance on the note was $128,260 (December 31, 2024 - $275,000). As at September 30, 2025, the accrued interest on the note was $1,269 (December 31, 2024 - $66,117).

Loans payable to Mr. Tal

•	Mr. Tal LTB:

On November 22, 2023, the Company entered into a promissory note of $450,000 with Mr. Tal as part of the LTB transaction, bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $438,296 and $89,768, respectively, were extinguished. A new note (“Mr. Tal LTB”) of $507,422 bearing 6% interest, compounding annually, was recognized resulting in a gain of $20,641 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded payments to the note of $27,729 and $39,433, respectively (2024 - $nil and $nil, respectively). During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $9,805 and $38,436, respectively (2024 - $14,745 and $43,915, respectively). During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $7,501 and $7,501, respectively. As at September 30, 2025, the outstanding balance on the note was $487,194 (December 31, 2024 - $450,000). As at September 30, 2025, the accrued interest on the note was $4,966 (December 31, 2024 - $56,298).

•	Mr. Tal convertible note (“Mr. Tal CN”):

The Company has a convertible note with Mr. Tal, bearing interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $212,555 and $121,427, respectively, were extinguished. A new note, Mr. Tal CN, of $294,850 bearing 6% interest, compounding annually, was recognized resulting in a gain of $39,132 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $7,211 and $32,718, respectively (2024 - $12,753 and $39,382, respectively). During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $4,634 and $4,634, respectively. As at September 30, 2025, the outstanding balance on the note was $299,484 (December 31, 2024 - $212,555). As at September 30, 2025, the accrued interest on the note was $2,960 (December 31, 2024 - $91,669).

Promissory note with Formosa

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000, bearing interest at 5% per annum, with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $1,930,000 and $58,098, respectively, were extinguished. A new note of $1,775,707 bearing 6% interest, compounding annually, was recognized resulting in a gain of $212,391 from extinguishment, recorded directly to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded interest expense related to the note of $26,459 and $75,120, respectively (2024 - $nil and $nil, respectively). During the three and nine months ended September 30, 2025, the Company recorded imputed interest expense related to the note of $29,520 and $29,520, respectively (2024 - $nil and $nil, respectively). As at September 30, 2025, the outstanding balance on the note was $1,805,227 (December 31, 2024 - $nil). As at September 30, 2025, the accrued interest on the note was $17,881 (December 31, 2024 - $nil).

A summary of the accrued interest of the Company’s loans payable to related parties as at September 30, 2025 and December 31, 2024 is as follows:

	2025	2024
Koze LTB	$29,981	$-
Koze A	11,391	-
Koze B	47,593	-
Koze C	3,318	-
Koze CN	1,269	66,117
Mr. Tal LTB	4,966	56,298
Mr. Tal CN	2,960	91,669
Promissory note with Formosa	17,881	-
	$119,359	$214,084

Royalty payable

Pursuant to the Royalty Agreement, as of September 30, 2025, the royalty amount payable to Koze was $287,035 (CAD $399,581) (2024 - $nil).

Obligation to issue shares

As at September 30, 2025, the Company has an obligation to issue an additional 166,277 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction, valued at $779,355 for each party (December 31, 2024 - $1,827,005 each).

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

In preparing these financial statements, the Company is exposed to the same sources of estimation uncertainty as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently issued accounting pronouncements

New accounting standards adopted

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2025, at reasonable assurance levels.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of September 30, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of September 30, 2025. We are in the process of developing and implementing remediation plans to address the material weakness described above.

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

We do not believe that this situation presents a probability of material risk and therefore a loss contingency is not reflected in our consolidated financial statements.

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by us to assist with fiscal year 2022 Finance Backfill and Diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to us. We acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. We have this amount payable for services from Deloitte included in accounts payable and accrued liabilities.

Former Executives

Former executives John Cassels and Andrew Steedman (collectively the “plaintiffs”) have filed a lawsuit against the Company alleging wrongful termination, related misconduct, and unpaid compensation. The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. As of September 30, 2025, the Company maintains an accrual of approximately $917,000 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded, as the lawsuit remains in its early stages and the ultimate outcome is uncertain. The Company actively monitors this matter and will update its assessment as additional information becomes available.

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

Astor Street LLC

Astor Street LLC was issued two promissory notes by the Company in January 2021 and granted a security interest in all present and after acquired assets of the Company. Astor Street LLC commenced a claim to recover the amounts owing for CAD $312,303 in April 2022, obtained default judgment in the amount of CAD $314,273 in March 2023. On September 30, 2025, Astor Street LLC took steps to seize assets belonging to the Company. The Company is currently assessing the validity of the claim and default judgment, and whether it is necessary to come to a negotiated resolution. As of September 30, 2025, the amounts payable for promissory notes to Astor Street LLC included in notes payable was $215,502 (CAD $300,000) (December 31, 2024 - $219,000 (CAD $300,000)).

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity transactions occurred during the nine months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023
3.1	Bylaws adopted 12/31/10
3.2	Certificate of Amendment of Certificate of Incorporation dated 10/22/14
3.3	Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Stock
4.1	Letter Agreement between the Company and Koze Investments, LLC and Amir Tal regarding Allocation of Revenue from IMC Cannabis Transaction dated March 17, 2025
4.2	Security And Royalty Agreement between the Company and Koze Investments, LLC dated March 17, 2025
4.3	Amended and Restated Lease dated January 1, 2025
4.4	Amendment No. 1 to Amended and Restated Secured Promissory Note; entered into with Koze Investments LLC and Amir Tal
4.5	Amendment No. 1 to Amended and Restated Senior Secured Promissory Note; entered into with Koze Investments
4.6	Secured Promissory Note dated February 26, 2025
4.7	Transfer of 2323414 Alberta Ltd. to Elliot Zemel dated March 17, 2025
4.8	Forbearance Agreement 2323414 Alberta (CPMD) - Formosa (June 2025)
4.9	Letter Agreement (Payment Schedule) - A. Tal
4.10	Payment Schedule (Payment Schedule) - Koze Investments
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2025.

CannaPharmaRx, Inc.

By:	/s/ Constantine Nkafu
Constantine Nkafu,
Chief Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste,
Chief Financial Officer

