Form 10-K
period 2025-12-31
CANNAPHARMARX, INC.
filed 2026-03-31
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

403-637-0420

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	CPMD	OTC Pink Sheets

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2025 was $2,583,755.

The number of shares of the registrant’s common shares issued and outstanding as of March 31, 2026, was 678,501,405 shares.

CANNAPHARMARX, INC.
DECEMBER 31, 2025

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

PART I

ITEM 1 - BUSINESS

Description of current business

CannaPharmaRx, Inc. (“CPMD”, “we”, “our”, or the “Company”) specializes in the acquisition, development, and operation of cannabis cultivation facilities in Canada. Originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc., we evolved to focus on producing high-quality medical cannabis and craft products. Our principal executive office is located at 4439 Township Rd 304, Mountain View County, Alberta, Canada T0M 0R0 and our Internet website address is www.cannapharmarx.com. The information on our website is not incorporated by reference into this annual report.

On January 6, 2022, we entered into a 20-year operating lease for the use of a 55,000 square foot facility located in Cremona, Alberta, Canada (the “Facility”). During 2022, we recommissioned the Facility into an indoor cannabis farm with 10 growing rooms and one drying and packing room. The Facility currently operates six of these growing rooms and one drying and packing room and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate all 10 growing rooms. We received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency (“CRA”) on December 22, 2022, and commenced cannabis production during the year ended December 31, 2023.

We plan to grow by increasing our production capacity at the Facility to support sales of cannabis to the European markets, with a focus on Germany and Israel. To support this initiative, we intend to increase the number of growing rooms from six to 10 rooms over the next one to two years and to open a second drying and packing room, building and developing a sales network in Germany and Israel, and applying for European Union Good Manufacturing Practices (“EU-GMP”) certification. Currently, we are required to send our cannabis to a third-party European intermediary for packaging in compliance with EU-GMP standards. Once we receive the EU-GMP certification we will be able to remove this step from our delivery process and ship directly to countries within the European Union (“EU”), reducing overall costs and shipping timelines.

To facilitate our growth strategy, on November 22, 2023, we entered into an agreement with LTB Management, LLC (“LTB”) in support of building and developing a sales network in the EU and obtaining access to LTB’s e-commerce technology related to online sales of cannabis in the EU for a total purchase consideration of $4,518,127. Under this agreement, we obtained 100 Class B units of LTB in exchange for 27,224,962 share purchase warrants, each entitling the holders to purchase one share of our common shares at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the LTB; and 100,000 Series C preferred shares of our company. Contingent consideration included a quarterly true up of LTB’s preferred share proportional ownership to 33% of the outstanding shares of our common shares, and an earn out whereby LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on our reaching an annual revenue threshold of $2,500,000 at any time within 24 months of the agreement date. As at December 31, 2025, the earn out period ended and we have a final obligation to issue 333,336 Series C preferred shares to LTB under the true up, valued at $2,166,681.

As of December 31, 2025, management evaluated the investment’s fair value using a discounted cash flow analysis of LTB and concluded that projected cash flows available to Class B unitholders were negative in all periods. Management concluded that a full impairment was appropriate. Accordingly, management determined the fair value of the investment to be negligible and fully impaired the carrying amount of $4,518,127, recognizing an impairment loss of the same amount for the year ended December 31, 2025.

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (“Alberta Ltd.”), which operates the Company’s principal business activities, including the cultivation, processing, and distribution of cannabis, entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California-based limited liability company engaged in providing financing and investment services. Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Pursuant to the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month as an additional consideration for the lease with Formosa. If royalty payments are not made on time, the applicable rate increases. The agreement stipulates that a default occurs if Alberta Ltd. fails to make royalty or lease payments for three consecutive months, or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in Alberta Ltd., which will remain in place until all obligations are fully satisfied. As of December 31, 2025, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until May 31, 2026. The Company also incurred royalty expense under the agreement and recorded a related royalty payable liability as of December 31, 2025.

OUR PRODUCTS

Cannabis Products

We produce and sell dried cannabis flower, which is packaged for sale as dried flower and trim shake. Dried flower continues to be the core of all cannabis markets globally and accordingly our focus is to achieve consistent high-quality cultivation.

A summary of the Company’s average selling prices by market is as follows:

	Average Price per Gram (CAD)*
Market	Premium Batches	Medium Batches
Germany	2.05	1.6
Israel	2.0	1.6-1.8
Canada	2.0	1.1-1.5
Portugal	1.8-2.0	0.8-1.5

* Batches with THC concentrations below 20% are generally sold at lower average prices compared to higher-THC batches.

GOVERNMENT REGULATION

Canadian regulations

Summary of the Cannabis Act

On October 17, 2018, the Cannabis Act came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act replaced the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) and the old Industrial Hemp Regulations, both of which came into force under the Controlled Drugs and Substances Act (Canada) (the “CDSA”), which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada), which was implemented in June 2013.

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

On June 26, 2019, the Federal Government published regulations in the Canada Gazette to support the Cannabis Act, including the Cannabis Regulations and Industrial Hemp Regulations. The new Industrial Hemp Regulations and the Cannabis Regulations, among other things, outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Industrial Hemp Regulations and the Cannabis Regulations include strict specifications for the plain packaging and labeling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production sites. The Industrial Hemp Regulations and the Cannabis Regulations also maintain a distinct system for access to cannabis.

In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-tetrahydrocannabinol (“delta-9-THC”). Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the cannabinoid receptor type 1 (“CB1 receptor”) and the guidance includes a list of 9 cannabinoids which can be revised as new evidence becomes available. This guidance recommends that license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currently applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. This guidance comes at a time when various provincial regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of or how to evaluate limits on the levels of certain cannabinoids (such as tetrahydrocannabivarin and cannabinol).

Finally, on March 21, 2024, the final report of the Expert Panel on the Legislative Review of the Cannabis Act (the “Cannabis Report”), was issued. The Cannabis Report was intended to assess the full impact of legalization of cannabis in Canada and considered whether the Cannabis Act, had since its coming into force, accomplished its stated objectives of the protection of public health and public safety. The Cannabis Report provided 54 recommendations for the improvement on the federal regulation of Cannabis and noted the following:

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

Licenses

The Cannabis Regulations established six classes of licenses under the Cannabis Act: cultivation; processing; analytical testing; sale to individual clients for medical purposes; research; and cannabis drug production. It also provides for subclasses of cultivation (standard cultivation, micro-cultivation and nursery) and processing (standard processing and micro-processing). The Company currently holds the Health Canada Standard Cultivation and Processing license, Control Union Medical Cannabis Standard - Good Agricultural Practice license and Good Agricultural Collection Practice certificate.

Key personnel and security clearances

The Cannabis Regulations require that license holders retain certain key personnel, depending on the class of license. Holders of a license for cultivation, processing and sale must retain a responsible person (who serves as the main point of contact with Health Canada) and head of security. Holders of a license for cultivation must also retain a master grower, and holders of a license for processing must retain a quality assurance person. We hold licenses for the cultivation, processing and sale of cannabis and employ a master grower and a quality assurance person.

The Cannabis Regulations require a valid security clearance issued by the Minister of Health (Minister as defined in the Cannabis Act) for certain people associated with cannabis licensees. Security clearances must be held by directors, officers, individuals who exercise, or are in a position to exercise, direct control over a corporate licensee, directors and officers of any corporation that exercises, or is in a position to exercise, direct control over a corporate licensee and the key personnel noted above (responsible person, head of security, master grower and quality assurance person) and any other individuals identified by the Minister. The Minister may refuse to grant security clearances at its discretion to individuals or associations, such as those involved in organized crime or individuals with prior convictions for, or an association with, drug trafficking, corruption or violent offences (individuals with histories of non-violent, lower-risk criminal activity, for example, simple possession of cannabis, or small-scale cultivation of cannabis plants are not precluded from participating in the legal cannabis industry).

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

The Cannabis Regulations also set out the requirements for the sale of cannabis products at the retail level permit the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as “pre-rolled” and in capsules. The THC content and serving size of cannabis products is limited by the Cannabis Regulations. The sale of edibles containing cannabis and cannabis concentrates was legalized in the fall of 2019. The Cannabis Regulations also sets standards for the safe consumption of cannabis products, in respect of being free from biological and chemical contaminants and limits the amounts of THC in cannabis products.

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

Cannabis for medical purposes

The medical and recreational cannabis regulatory framework shifted from the ACMPR made under the CDSA to the Cannabis Act and the Cannabis Regulations. Under the Cannabis Regulations, there are three options available to an individual who has received authorization from his/her healthcare practitioner to use cannabis for medical purposes: (i) by registering with a holder of a license to sell for medical purposes; (ii) by registering with Health Canada for the production of a limited amount of cannabis for their own medical purposes; or (iii) by designating a third party to produce cannabis for them. With respect to (ii) and (iii), the starting materials for the production of cannabis, such as cannabis plants or seeds, must be obtained from medical sales license holders.

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

As of April 1, 2024, legislative change in Germany works in unison with existing laws and regulations in Europe. For example, the enactment of the law permitting the use of recreational cannabis in Germany to a limited extent still requires that all cannabis for medicinal purposes be EU-GMP certified, sold by EU-GMP certified manufacturers, for medical cannabis patient consumption, as prescribed by a physician. Although cannabis as of April 1, 2024 is no longer classified as a narcotic, regardless of whether for medicinal or recreational purposes, cannabis remains a licensed and controlled use product.

Israeli Regulatory Framework

The competent regulatory authority in Israel in all matters concerning the oversight, control and regulation of cannabis for medical production, use and research is the Medical Cannabis Unit (“IMCA”). The IMCA was established by the Israeli government under Resolution No. 3609, which also established an inter-ministerial safety committee, composed of representatives of government ministries, government authorities and other government bodies, for intergovernmental cooperation regarding the regulation of cannabis. The IMCA examines medical recommendations for the use of cannabis for medical purposes and in accordance with established procedures. The IMCA is also authorized to examine applications, and issue permits to hold, use and research cannabis.

Regulations Governing the Use of Cannabis for Medical Purposes

Under the Israeli Dangerous Drugs Ordinance (“Israeli DDO”), cannabis is defined as a “dangerous drug”, and the use of cannabis is prohibited unless a license is duly issued by the IMCA or a competent government agency. Pursuant to the Israeli DDO, the use of cannabis was allowed for patients and for medical purposes, in respect of certain medical conditions, under a special approval of the Ministry of Health (“MOH”). In June 2016, the Israeli government published Resolution No. 1587, which established a new regulatory framework for the “medicalization” of cannabis. Pursuant to Resolution No. 1587, the IMCA adopted regulations expanding the number of qualifying medical conditions for treatment with medical-use cannabis to include such conditions as cancer, pain, nausea, seizures, muscle spasms, epilepsy, Tourette syndrome, multiple sclerosis, amyotrophic lateral sclerosis, post-traumatic stress disorder, autism, migraines, arthritis, Parkinson’s disease, residual limb pain, spinal cord injuries, Human immunodeficiency viruses/Acquired Immunodeficiency Syndrome, Crohn’s disease, colitis, inflammatory bowel disease and terminal illnesses.

Regulations Governing the Production, Manufacturing and Distribution of Cannabis for Medical Purposes

In March 2016, the IMCA published regulations that introduced strict pharmaceutical-grade standards for the production, manufacturing and distribution of cannabis for medical use pursuant to Israel Medical Cannabis-certified procedures: Israel Medical Cannabis-Good Agriculture Practices (“IMC-GAP standards”): Israel Medical Cannabis-Good Manufacturing Practice (“IMC-GMP standards”); Israel Medical Cannabis-Good Distribution Practice (“IMC-GDP standards”); Israel Medical Cannabis-Good Clinical Practice (“IMC-GCP standards”); and Israel Medical Cannabis-Good Security Practices (“IMC-GSP standards”). The goal of the March 2016 regulations was to achieve the standardization, reproducibility and uniformity in product quality that is similar to those standards for existing conventional drugs.

Under the March 2016 regulations, market participants are required to apply for various licenses for the production, manufacturing and distribution of medical cannabis-based products. Each license establishes that the licensee adheres to certain protocols and standards regarding the quality and standardization of practices for (1) propagation and breeding, (2) cultivation, (3) extraction, formulation and packaging, (4) storage and delivery and (5) pharmacies. In addition, the March 2016 regulations requires that the whole operation be secured under appropriate conditions, in accordance with the IMC-GSP standard.

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

Pharmacy Regulations

As part of the March 2016 regulations, pharmacy owners who wish to sell medical cannabis are required to apply for a dedicated license granted by the IMCA to sell, and store cannabis. Pharmacies are also subjected to regulations of several other governmental bodies including the MOH, the local municipality, and the district pharmacists. Pharmacies must also obtain a business license. Granted by the MOH and the local municipality, business license to operate a pharmacy in Israel requires approval from several authorities including, the fire department, the police, and several other departments in the local municipality. The pharmacy is also required to comply with the MOH and district pharmacists’ requirements, which includes different security measures, certain safety protocols, and compliance with the requirements for storage of narcotics (including cannabis). In addition, pharmacies require a Good Distribution Practice (“GDP”) license to sell medical cannabis. Granted by the IMCA after obtaining the final business licenses, the license to sell medical cannabis is subjected to compliance with GDP and Good Security Practice (“GSP”) standards of the IMCA, which include, but not limited to, full compliance with the GSP protocols, which are dedicated security measures for storage (which is subject to certain capacity limitations). Under the GDP, only certified cannabis pharmacists are allowed to sell cannabis and advise patients.

Medical Cannabis Transportation Regulations

The transportation of medical cannabis is also subject to the GDP and GSP standards and requires a transport license from the IMCA. Certain security measures are applied to the transportation of medical cannabis which vary in accordance with the quantities shipped and where the product is shipped to. For example, shipping cannabis from manufacturers to wholesalers requires armed vehicles and with security personnel while home deliveries require lighter security measures as long as the quantity is less than one kilogram.

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

Intellectual Property

We do not hold any patents or patent applications.

Employees

We currently employ twenty-six full-time employees and a fluctuating number of casual staff on an as-needed basis depending on the volume of work during production. We anticipate that we will retain additional full-time employees as we continue to increase production capacity in the Facility. We believe that there are a sufficient number of potentially qualified employees available to meet our future needs. No employee is a member of any union. We believe our relationship with our employees is satisfactory.

Competition

Because the cannabis market is very saturated, we have significant competition from a number of other companies. These competitors consist of both public and private companies, who are also seeking to market their products in the EU. Many of our competitors have greater resources, both financial and otherwise, than the resources presently available to us. This fact is a significant obstacle to our growth plans. As a result, it will require our management team to identify areas we can best compete in to maximize our operating performance.

ITEM 1A - RISK FACTORS

An investment in our common shares is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, including our financial statements and the related notes, before you decide to buy our common shares. If any of the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected, the trading volume and value of our common shares could decline, and you may lose all or part of your investment therein.

Substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability in the future to grow our revenue and achieve profitable operations and, in the meantime, to obtain the necessary financing to meet our obligations and repay our liabilities when they become due. External financing, predominantly by the issuance of equity and debt, will be sought to finance the operations of the Company; however, there can be no certainty that such funds will be available at terms acceptable to us, or at all. These conditions indicate the existence of material uncertainties that may cast significant doubt about our ability to continue as a going concern.

During the years ended December 31, 2025 and 2024, we incurred net losses of $11,131,448 and $9,905,789, respectively. As at December 31, 2025, we had cash of $1,804 and a working capital deficit of $30,278,570 and had negative operating cash flow of $789,102 for the year ended December 31, 2025. We expect that our operating expenses will increase over the next twelve months in order to continue our development activities. Based on our average monthly expenses, we estimate that our cash on hand and from operations will not be sufficient to support our operations through the balance of 2026. Should this amount not be sufficient to support our continuing operations, we do not expect to be able to raise any additional capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common shares or equity-linked securities such as convertible debt. Our operations are currently funded through advances and support from related parties. If we cannot raise the funding that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business will fail. If we are unsuccessful in raising additional financing, we will need to curtail, discontinue, or cease operations.

We have a history of losses and will require financing, which may not be available.

As of December 31, 2025, we had an accumulated deficit of $112.3 million and incurred a net loss of approximately $11.1 million on revenues of $1.4 million in the year ended December 31, 2025.We have limited assets, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for and reacting to changes in our business and industry, and may place us at a competitive disadvantage to competitors with sufficient capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

We have had a limited operating history in the cannabis industry and our ability to grow sales and achieve profitability is questionable.

We have had a limited operating history in the cannabis industry and our ability to increase our revenues and achieve our plans for growth and profitability depends on many factors, which include:

●	obtaining additional financing;
●	successfully implementing our business strategy;
●	increasing revenues; and
●	controlling costs.

There can be no assurance that we will be able to successfully implement our business plan, meet our challenges and become profitable in the future.

We will need to raise additional funds in the future that may not be available on acceptable terms or available at all.

Until we are able to generate sufficient cash flow from our existing operations, we will need to issue additional debt or equity securities to fund our business and business plan. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders will likely experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures.

Convertible notes in default and related penalty provisions may adversely affect our financial condition

As of December 31, 2025, all of our outstanding convertible notes were past their stated maturity dates and remained unpaid. Although the notes continue to be subject to their original contractual terms, failure to repay the notes at maturity exposes us to increased financial risk, including the potential for penalties and unfavorable settlement terms.

Due to the late filing of prior annual reports and the loss of our active listing on the OTC market, the penalty provisions associated with all outstanding convertible notes became effective. We estimate that the maximum penalties could equal up to one times the face value of the outstanding convertible notes, resulting in an accrued penalty liability of $735,002 as of December 31, 2025. These accrued penalties and the continued default status of the notes may materially and adversely affect our liquidity, financial condition, and ability to obtain additional financing. We may be required to satisfy these obligations through cash payments, the issuance of equity securities, or a combination thereof, which could result in significant dilution to existing shareholders.

Our actual financial position and results of operations may differ materially from management’s expectations.

We expect to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and our financial condition. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common shares may decrease.

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

Our future success will depend upon our ability to attract and retain key management, including our President/Chief Executive Officer, technical experts and sales personnel. We intend to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. Our inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on our business, results of operations and financial condition. Shortages in qualified personnel or the loss of key personnel limit our ability to develop and market our cannabis-related products. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all.

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

Our revenues and expenses are expected to be primarily denominated in Canadian dollars (“CAD”) and Euros (“EUR”) and therefore may be exposed to significant currency exchange fluctuations due to translation to the Company’s reporting currency in United States dollars (“USD”). Recent events in the global financial markets have been coupled with increased volatility in the currency markets. Fluctuations in the exchange rate between the USD and the CAD may have a material adverse effect on the Company’s business, financial condition and operating results. The Company may, in the future, establish a program to hedge a portion of its foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if the Company develops a hedging program, there can be no assurance that it will effectively mitigate currency risks.

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

Changes in product specifications and regulatory standards could have a material adverse effect on our costs and operating results.

Our business is subject to evolving product specifications and regulatory standards applicable to cannabis products, including requirements related to THC levels. Changes in these standards have affected the recoverability of certain products and increased cost of goods sold due to product rework or inventory write‑offs. Any future changes in regulatory requirements or product specifications may further reduce inventory recoverability and materially impact the Company’s financial condition and operating results.

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

At the date of this report, we have not yet secured insurance coverage with respect to workers’ compensation, directors’ and officers’ insurance, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate; and, because we are engaged in and operate within the cannabis industry, there might be exclusions and additional difficulties and complexities associated with obtaining such insurance coverage that could cause us to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. There is no assurance that we will be able to obtain and utilize such insurance coverage, if necessary.

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

The cultivation of cannabis involves a reliance on third party distribution services which could result in supply delays, reliability of delivery and other related risks.

For our customers to receive their product, we rely on third party distribution services. This can cause logistical problems with and delays in patients obtaining their orders and cannot be directly controlled by the Company. Any delay by third party distribution services may adversely affect the Company’s financial performance. Moreover, security of the product during transportation to and from the Company’s facilities is critical due to the nature of the product. A breach of security during transport could have material adverse effects on the Company’s business, financials and prospects. Any such breach could impact the Company’s future ability to continue operating under its licenses or the prospect of renewing its licenses.

We are reliant on information technology systems and may be damaged by cyber attacks.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”) services in connection with our operations. Our operations depend, in part, on how our suppliers protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cyber-attacks, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenditures. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

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

Given the nature of the Company’s product and its lack of legal availability outside of channels approved by the Government of Canada, as well as the concentration of inventory in our facilities, despite meeting or exceeding Health Canada’s security requirements, there remains a risk of shrinkage as well as theft. A security breach at our facilities could expose us to additional liability and to potentially costly litigation, increased expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing the Company’s products.

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

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant, even if we achieve favorable outcomes. As of the date of this report, we have outstanding lawsuits against us. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify, make temporarily unavailable, or stop manufacturing or selling our vehicles in some or all markets, all of which could negatively affect our sales and revenue growth and adversely affect our business, prospects, results of operations, cash flows, and financial condition.

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

Regulatory restrictions on the marketing and sale of cannabis products in our target markets could materially impact our operating results.

The development of our business and operating results may be adversely affected by restrictions on sales, marketing, product specifications, and distribution imposed by regulatory authorities in the jurisdictions in which we seek to operate, including in the European Union and Asia. Cannabis-related regulations in these markets impose limitations on advertising, labeling, product form, THC content, and distribution channels, which may restrict the Company’s ability to effectively market its products and compete for market share. If we are unable to comply with evolving regulatory requirements or if the costs associated with compliance cannot be offset through pricing or operational efficiencies, our financial condition and operating results could be materially adversely affected.

Publicity or consumer perception may influence our business.

We believe the recreational and medical cannabis industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of the cannabis produced. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products.

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

Regulatory scrutiny of our industry may negatively impact our ability to raise additional capital.

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

Risks related to our common shares and their market value:

A limited public trading market exists for our common shares, which makes it difficult for our shareholders to sell their common shares. Any trading in our shares may have a significant effect on our share price.

Historically our common shares have traded on the OTC Markets under the symbol “CPMD.” However, as of the filing of this report, our common shares have been relegated to being only traded on the “expert market”. We expect with our filing of this annual report, our common shares will resume trading on the OTC Markets. Until that time, however, our shareholders will experience difficulty trading our common shares. Even when we were current in our reports, the trading activity of our common shares was volatile and a market may not develop or be sustained. As a result, any trading price of our common shares may not be an accurate indicator of the valuation of our common shares. If a more liquid public market for our common shares does not develop, investors may not be able to resell the shares of our common shares that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a shareholder will ever be able to liquidate their shares without considerable delay, if at all. Many brokerage firms may not be willing to affect transactions in our common shares. Even if an investor finds a broker willing to affect a transaction in our common shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rates, and international currency fluctuations, may adversely affect the market price and liquidity of our common shares.

We may be subject to heightened scrutiny by United States and Canadian authorities, which could ultimately lead to the market for our common shares becoming highly illiquid and our shareholders having no ability to effect trades

Currently, our common shares are traded on OTC Pink Sheets in the United States. Our investments in the United States, may become the subject of heightened scrutiny by regulators, shares exchanges and other authorities in Canada and the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.

Existing shareholders may be diluted to the extent we raise additional funds through future equity financings

We continue to sell shares and issue notes convertible into shares for cash to fund our operations that will dilute the current shareholders. There is no guarantee that the Company will be able to achieve its business objectives. The continued development of our company will require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or our going out of business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

If additional funds are raised through issuances of equity or convertible debt securities, existing shareholders will suffer dilution, which in some cases may be significant, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of our common shares. Our articles of incorporation permit the issuance of 5,000,000,000 common shares, and shareholders have no pre-emptive rights in connection with further issuances. The directors of the Company have discretion to determine the price and the terms of further issuances. In addition, from time to time, we may enter into transactions to acquire assets or the shares of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase our debt levels. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We will require additional financing to fund our operations to the point where we generate positive cash flow. Negative cash flow may restrict our ability to pursue our business objectives.

Our share price has undergone a great deal of volatility, including a significant decrease over the past few years.

From January 1, 2025 through the date of this annual report, the price per share of our common shares has ranged from a high of $0.008 to a low of $0.002. The price of our common shares has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common shares has declined in the past, due in part to our operating performance and to conversions of dilutive debt instruments that we have issued to fund operations. In the future, broad market and industry factors may decrease the market price of our common shares, regardless of our actual operating performance. Recent declines in the market price of our common shares have and could continue to affect our access to capital, and may, if they continue, impact our ability to continue operations at the current level. In addition, any continuation of the recent declines in the price of our common shares may curtail investment opportunities presented to us and negatively impact other aspects of our business, including our ability to fund our operations. As a result of any such declines, many shareholders have been become unable to resell their shares.

The market price of our common shares could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	our common shares being held by a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common shares;
•	actual or anticipated variations in our quarterly operating results;
•	changes in our earnings estimates;
•	our ability to obtain adequate working capital financing;
•	changes in market valuations of similar companies;
•	publication (or lack of publication) of research reports about us;
•	changes in applicable laws or regulations, court rulings, enforcement, and legal actions;
•	loss of any strategic relationships;

•	additions or departures of key management personnel;
•	actions by our Shareholders (including transactions in our shares);
•	speculation in the press or investment community;
•	increases in market interest rates, which may increase our cost of capital;
•	changes in our industry;
•	competitive pricing pressures;
•	our ability to execute our business plan; and
•

economic and other external factors. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

These market fluctuations may also materially and adversely affect the market price of our common shares.

Our common shares are categorized as penny shares. Trading of our shares are restricted by the SEC’s penny shares regulations which may limit a shareholder’s ability to buy and sell our shares

Our common shares are categorized as “penny shares” as that term is defined in SEC Rule 3a51-1, which generally provides that a “penny share”, is any equity security that has a market price (as defined) less than U.S. $5.00 per share, subject to certain exceptions. Our securities are subject to the penny shares rules, including Rule 15g-9, which imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny shares rules require a broker-dealer, prior to a transaction in a penny shares not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny shares and the nature and level of risks in the penny shares market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny shares, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny shares held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny shares rules require that prior to a transaction in a penny shares not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny shares are a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny shares rules. Consequently, these penny shares rules may affect the ability of broker-dealers to trade our securities and reduce the number of potential investors. We believe that the penny shares rules discourage investor interest in and limit the marketability of our common shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a shareholder’s ability to buy and sell our shares

In addition to the “penny shares” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculatively low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares and have an adverse effect on the market for our shares.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and National Association of Securities Dealers Automated Quotations (“NASDAQ”) are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and an Audit Committee Charter, we have not yet adopted any of the other corporate governance measures, and, since our securities are not currently listed on a national securities exchange or NASDAQ, we are not currently required to do so. If our common shares become listed, we will be required to adopt these other corporate governance measures, and we intend to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

To date, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future

We have not paid any cash dividends to date and do not anticipate paying cash dividends in the foreseeable future. Further, other classes of our preferred shares have priority to dividends meaning that even if we had sufficient funds to pay a dividend, there may not be sufficient funds to pay common shareholders any dividend, after fulfilling our obligations to holders of preferred shares. We currently intend to retain all earnings for our operations.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately to report our financial results or prevent financial fraud. As a result, current and potential shareholders could lose confidence in our financial reporting

We are subject to the risk that sometime in the future our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

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

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of December 31, 2025, the management of our company assessed the effectiveness of the Company’s internal control over financial reporting based on SEC guidance on conducting such assessments and on the criteria for effective internal control over financial reporting established in Internal Control and Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded, during the year ended December 31, 2025, that the Company’s internal controls and procedures were effective to detect the inappropriate application of U.S. Generally Accepted Accounting Principles (“US GAAP”). A material weakness in the effectiveness of our internal controls over financial reporting may increase the chance of fraud and the loss of customers, reduce our ability to obtain financing, and require additional expenditures to comply with these requirements. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A - Controls and Procedures.

It will be time-consuming, difficult, and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls, and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we may conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common shares.

Because our current directors, executive officers, and preferred shareholders beneficially own or control 30.7% of our common shares on a fully diluted basis, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other shareholders.

Our current directors and our executive officers beneficially own or control approximately 30.7% of our common shares on a fully diluted basis as of December 31, 2025. Additionally, the holdings of our directors, and executive officers, and preferred Shareholders may increase in the future upon vesting or other maturation of exercise rights under any of the restricted shares grants, share options, or share purchase warrants they may hold or in the future be granted, or if they otherwise acquire additional common shares. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons may have significant influence over and may control corporate actions requiring shareholder approval, including the following actions:

•	electing or defeating the election our directors;
•	to amending or preventing the amendment of our Articles of Incorporation or By-laws;
•	effecting or preventing a transaction, sale of assets, or other corporate transaction; and
•	controlling the outcome of any other matter submitted to our Shareholders for vote.

Such ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our share price or prevent our shareholders from realizing a profit on their investments.

Our articles of incorporation allow our board to create new series of preferred shares without approval by our shareholders, which could adversely affect the rights of the holders of our common shares

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares. Our board of directors also has the authority to issue preferred shares without Shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred shares granting holders a preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common shares, and the right to redemption of the shares, together with a premium prior to the redemption of our common shares. In addition, our board of directors could authorize the issuance of a series of preferred shares that has greater voting power than our common shares or that is convertible into our common shares, which could decrease the relative voting power of our common shares or result in dilution to our existing Shareholders.

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

Our management, led by our Chief Executive Officer, Constantine Nkafu, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance, including integration of cybersecurity risk considerations into our overall risk management strategy and communication of key priorities to relevant personnel. Management is responsible for cybersecurity-related matters including approval of processes; review of assessments and other matters; evaluation of potential impact of incidents to determine materiality based on the nature and scope of the incident and any impact to operations, assets, or reputation; and response to incidents, including reporting certain incidents to the board of directors. Our board of directors receives periodic reports from management concerning any cybersecurity threats and risks considered to be significant and the processes we have implemented to address them.

ITEM 2 - PROPERTIES

Our executive offices are located at 4439 Township Road 304, Mountain View County, Alberta, Canada T0M 0R0. Our growing facility which is located in Cremona, Alberta is subject to a 20-year operating lease with Formosa Mountain, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025 and will expire in 2042. We utilize this 55,000 square foot facility for growing, drying and packaging of our cannabis products. Lease payments for the growing facility are subject to annual increases. Our rent for the Facility in 2025 was $125,000 CAD per month. We believe that our facilities are sufficient for our current business purposes.

ITEM 3 - LEGAL PROCEEDINGS

Steven Barber

As part of our acquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, we are currently reviewing with our legal counsel to ascertain whether we have claims against Steven Barber arising out of his default of the Consulting Agreement we entered into as part of the AMS acquisition. In January 2020, we received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with us. We have reviewed whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement and noticed concerns.

No decision on whether to proceed on either of these situations has been reached as at the date of this report, but we do not believe that these situations present a probability of material risk and therefore a loss contingency is not reflected in our consolidated financial statements. As of December 31, 2025, we have an outstanding payable of $549,780 (December 31, 2024 - $549,780).

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by us to pursuant to an engagement letter dated August 29, 2022, Deloitte alleged that it has discharged its responsibilities.us. We acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. As of December 31, 2025, the amount payable to Deloitte included in accounts payable and accrued liabilities was $34,530 (December 31, 2024 - $32,891).

Former Executives

Former executives John Cassels and Andrew Steedman filed a lawsuit against us alleging wrongful termination, related misconduct, and unpaid compensation (Alberta Court of King’s Bench Action No. 2401-16218: John Cassels and Andrew Steedman v. CannaPharmaRX Canada Corp., CannaPharmaRX, Inc., et al.). The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. As of December 31, 2025, we have maintained an accrual of approximately $931,571 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded, as the lawsuit remains in its early stages and the ultimate outcome is uncertain.

Astor Street LLC

We issued two promissory notes to Astor Street LLC in January 2021 and granted a security interest in all present and after acquired assets of our company. Astor Street LLC commenced a claim to recover the amounts owing for CAD $312,303 in April 2022, obtained default judgment in the amount of CAD $314,273 in March 2023 (Alberta Court of King’s Bench Action No. 2203-05892: Astor street LLC v. CannaPharmaRX, Inc.). On December 31, 2025, Astor Street LLC took steps to seize assets belonging to us. We are currently assessing the validity of the claim and default judgment, and whether it is necessary to come to a negotiated resolution. As of December 31, 2025, the amount payable on the promissory notes was $218,882 (CAD $300,000).

Cease Trade Order (“CTO”)

In 2023, the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (“CTO”) against us due to our failure to file certain continuous disclosure documents under Canadian securities laws. The CTO restricted the trading in our securities in Canada, including share issuances and conversions of convertible instruments. We filed an application to the BCSC to revoke the CTO, and on December 12, 2025, the BCSC rescinded the CTO in full.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are only traded on the OTC Pink Sheets under the trading symbol “CPMD.”

Holders

As of the date of this report, there were 678,501,405 shares of our common shares outstanding, which were held by 322 shareholders of record, not including those persons holding shares in “street name.”

Transfer agent

The transfer agent for our securities is Mountain Share Transfer, Inc., 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339. Their telephone number is (404) 474-3110.

Dividends

We have never declared or paid any cash dividends on our common shares. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We did not have any equity compensation plans as of December 31, 2025.

Recent sales of unregistered securities

Subsequent to year-end, on February 20, 2026, we issued 16,000,000 common shares to a company as consideration for $142,800 of investor relation services. As at December 31, 2025, the shares were recognized as shares to be issued at the par value of $0.0001 per share for a total value of $1,600 and the remaining $141,200 was recognized as additional paid in capital.

During the year ended December 31, 2024, we issued the following restricted common shares:

•	204,353,254 common shares valued at $1,570,354 were issued to three persons upon the conversion of convertible notes.
•	10,000 shares of Series A Preferred Shares were converted to 12,500,000 common shares by one person.
•	4,895,849 shares of common shares were issued upon the exercise of 5,000,000 share purchase warrants.
•

Issued $294,000 in new convertible notes to accredited investors with interest rates from 12% to 24% and converted $134,910 of the outstanding convertible notes into 204,353,254 shares of common shares.

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

Issuer purchases of equity securities

We did not purchase any of our securities during the year ended December 31, 2025.

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the period as at and for the years ended December 31, 2025 and 2024 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We were originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. Since then, we underwent several name changes over the years and, in October 2014, changed our legal name to CannaPharmaRx, Inc.We focus our business efforts on the operation of cannabis cultivation facilities in Canada.

On January 6, 2022, we entered into a 20-year operating lease for the use of a facility located in Cremona, Alberta, Canada. We recommissioned the 55,000 square foot facility (the “Facility”) into an indoor cannabis farm with 10 growing rooms and one drying and packing room during 2022. During 2025, we added one additional growing room to our operations. The Facility now has six growing rooms and one drying and packing room in operation and plans to increase capacity over the next one to two years to open a second drying and packing room and to operate all 10 growing rooms.

We received an operating license from Health Canada on December 9, 2022, and a cannabis license from the CRA on December 22, 2022 and commenced cannabis production during the year ended December 31, 2023 and began to make sales in 2024.

Going concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the year ended December 31, 2025, we reported $1,362,163 (2024 - $820,137) in revenue. As at December 31, 2025, we had cash of $1,804, a working capital deficiency of $30,278,570 and an accumulated deficit of $112,315,590. Additionally, for the year ended December 31, 2025, we used $789,102 of cash in our operating activities.

These financial metrics and the Company’s accumulated deficit of $112,315,590 as of December 31, 2025 indicate material uncertainty over the Company’s ability to continue as a going concern. Management’s plans to mitigate this uncertainty involve securing additional capital in the short term primarily through sales of common shares or other instruments. Given the Company's classification as a penny stock traded on the OTC Markets, its constrained liquidity and solvency position, and the limited availability of third-party financing, management expects that any significant additional funding will most likely need to be sourced from related parties. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms or in amounts sufficient to meet its obligations as they become due and support execution of its business plan. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease the operations of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial or related party loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We are subject to pending litigation and legal proceedings, the outcomes of which are uncertain and could result in significant costs, settlements, or judgments. While management does not currently believe these matters will have a material adverse effect, unfavorable outcomes could adversely impact the Company’s liquidity, results of operations, and ability to continue as a going concern. Our financial statements include certain accruals and adjustments based on management’s best estimates regarding this uncertainty; however, the ultimate resolution of these matters could differ materially from these estimates and result in additional adjustments.

Results of operations

Revenue

During the years ended December 31, 2025 and 2024, the Company reported revenue of $1,362,163 and $820,137, respectively. The increase in 2025 was primarily driven by the continued expansion of the Company’s medical cannabis product line, improved distribution capabilities, increased market penetration, and the onboarding of new retail partners since late 2024.

Cost of goods sold

During the years ended December 31, 2025 and 2024, the Company reported cost of goods sold of $3,447,071 and $3,755,064, respectively. The decrease in cost of goods sold was primarily attributable to improved operating efficiencies and economies of scale in our cultivation and processing operations, which more than offset the additional expenditures on raw materials, labor, and variable overhead associated with the increased production levels. Included in cost of goods sold for the years ended December 31, 2025 and 2024 are losses on the impairment of inventory of $1,984,359 and $1,884,864, respectively, primarily due to downward pricing pressures in the market and changes in product specifications and regulatory standards that affected the recoverability of select products. Furthermore, a portion of the inventory was identified as having THC potency levels below the Company’s established thresholds, diminishing its appeal in the marketplace and adversely impacting its expected selling price and commercial feasibility.

Gross loss

During the years ended December 31, 2025 and 2024, the Company reported a gross loss of $2,084,908 and $2,934,927, respectively. The decrease in gross loss in 2025 was primarily due to higher sales volumes, which drove stronger revenue growth that outpaced the rise in cost of goods sold.

Operating expenses

The summary of the Company’s operating expenses for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024

General and administrative	$489,641	$145,713
Payroll and consulting fees	-	114,798
Professional fees	469,690	435,511
Royalty expense	303,525	-
	$1,262,856	$696,022

During the years ended December 31, 2025 and 2024, the Company’s operating expenses consisted primarily of general and administrative expenses, payroll and consulting fees, professional fees associated with the costs for services or employees in finance, accounting, sales and administrative activities, and royalty expense. Overall operating expenses for the year ended December 31, 2025 was $1,262,856 compared to $696,022 in 2024, an increase of $566,834. The increase is primarily attributable to the following:

•	A $343,928 increase in general and administrative expenses primarily due to an increase in investor relations and advertising and promotion expenditures.

•	A $303,525 increase in royalty expense primarily due to a royalty agreement entered into by the Company with Koze on March 17, 2025. No similar royalty arrangement existed in 2024.

The increase was partly offset by decreases in the following expenses:

•

A $114,798 reduction in payroll and consulting fees primarily due to consulting fees payable of the same amount to the former CEO, Dean Medwid which was recorded in 2024. All other payroll and consulting expenses were reclassified to inventory in 2025 and 2024 to align more closely with the production of goods.

Other income (expenses)

The summary of the Company’s other income (expenses) for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024

Change in the fair value of derivative conversion feature	$(850,152)	$105,064
Change in the fair value of obligation to issue shares	1,487,328	(3,449,789)
Foreign exchange gain	66,252	24,692
Interest expense	(1,958,785)	(2,264,095)
Imputed interest expense	(490,630)	-
Loss on the extinguishment of debt	-	(690,712)
Loss on impairment of investment	(4,518,127)	-
Gain on write-off of accounts payable and accrued liabilities	410,430	-
Other expense	(1,930,000)	-
	$(7,783,684)	$(6,274,840)

Total other expenses were $7,783,684 for the year ended December 31, 2025 compared to $6,274,840 in the prior year, resulting in an increase in total expense of $1,508,844. The increase is primarily attributable to the following:

•

The fair value of the derivative conversion feature liability related to convertible notes increased from $1,159,324 at December 31, 2024 to $2,009,476 at December 31, 2025, resulting in a loss of $850,152. In 2024, the fair value declined from $1,264,388 at December 31, 2023 to $1,159,324 at December 31, 2024, resulting in a gain of $105,064. The primary drivers of these fair value changes were fluctuations in the common shares of the Company’s peers as the Company’s common shares trade infrequently on the OTC Markets, the remaining term to expiration of the convertible notes and the conversion feature's exercise price.

•

A $490,630 increase in imputed interest expense due to a debt modification of certain promissory and convertible notes to related parties, which resulted in a remeasurement of the liabilities and recognition of additional imputed interest expense.

•	A loss on impairment of investment of $4,518,127 was recognized in 2025 due to the full impairment of the LTB investment. No impairment was recognized in 2024.

•

During the year ended December 31, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa.

The increase in other expenses was partially offset by the following decreases:

•

The fair value of the obligation to issue shares liability decreased from $3,654,009 as at December 31, 2024 to $2,166,681 as at December 31, 2025, resulting in a gain of $1,487,328 from the change in the fair value of the obligation to issue shares In 2024, the fair value of the obligation to issue shares liability changed from $204,220 as at December 31, 2023 to $3,654,009 as at December 31, 2024, resulting in a loss of $3,449,789 from the change in the fair value of the obligation to issue shares recognized during the year ended December 31, 2024. Key factors influencing the measurement of the obligation to issue shares include fluctuations in the Company's common shares price and term to expiration.

•	A $41,560 increase in the foreign exchange gain primarily due to currency fluctuations between the USD, CAD and EUR.

•

A $305,310 decrease in interest expense is primarily attributable to a reduction in the interest rate for certain loans from related parties, pursuant to a debt modification agreement entered into by the Company with those related parties.

•	A $690,712 decrease in loss on extinguishment of debt was incurred in 2024 related to extinguishment of certain convertible notes.

•	A $410,430 gain due to write-off of historical accounts payable and accrued liabilities that occurred during 2025. No such write-off was recorded during 2024.

Net income (loss)

As a result of the foregoing, during the year ended December 31, 2025, we incurred a net loss of $11,131,448 or $0.02 per share compared to a loss of $9,905,789 or $0.02 per share in the prior year.

Liquidity and capital resources

As of December 31, 2025, the Company had $1,804 in cash as compared to $2,156, and working capital deficiency of $30,278,570 compared to $24,733,636 as of December 31, 2024. During the year ended December 31, 2025, the Company’s funding was primarily attributable to advances from Koze, a related party. Total amounts advanced during the year amounted to $2,100,510. This promissory note represents an ongoing funding arrangement under which additional amounts are funded by Koze based on the Company’s operational needs from time to time.

The summary of the Company’s cash flows for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Cash used in operating activities	$(789,102)	$(1,697,232)
Cash used in investing activities	(5,519)	-
Cash provided by financing activities	794,269	1,698,738
	$(352)	$1,506

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2025 decreased by $908,130 compared to the prior year, primarily due to more efficient working capital management, including better inventory turnover and stronger management of accounts payable and accrued liabilities.

Cash flows used in investing activities

Cash used in investing activities was $5,519 for the year ended December 31, 2025 compared to $nil in 2024, due to the purchase of new equipment in 2025.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2025 were $794,269 compared to $1,698,738 in 2024, representing a decrease of $904,469. This decrease was primarily attributable to the absence of financing inflows in 2025 from notes payable of $1,548,738 and convertible notes of $150,000 that occurred in 2024. The decrease was partially offset by the proceeds from related party loans of $794,269 in 2025 with no such proceeds in 2024.

Related party transactions

a) Key related party transactions

A summary of the Company’s related party transactions is as follows:

	2025	2024
Revenue	$394,633	$770,265
Lease expense payable to Formosa included in cost of goods sold	1,073,328	-
Rent expense included in general and administrative expense	2,124	4,381
Marketing expense included in general and administrative expense	71,287	-
Professional fees	259,834	225,794
Royalty expense	303,525	-
Interest expense	1,850,868	110,795
Imputed interest expense	490,630	-
Other expense	1,930,000	-
Total related party transactions	$6,376,229	$1,111,235

Revenue

During the year ended December 31, 2025, the Company recognized revenue of $394,633 (2024 - $770,265) from D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned by Koze, and for which Mr. Tal serves as a financial advisor.

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

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025. During the year ended December 31, 2025, the Company incurred lease expense of $1,073,328 associated with the Formosa lease, which is included in cost of goods sold.

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of CAD $500 per month. This space was provided by a company affiliated with Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors. The Company ceased using the office space and accordingly stopped accruing rent expense after June 30, 2025. During the year ended December 31, 2025, the Company incurred rent expense of $2,124 (2024 - $4,381) for this space which is recorded as a general and administrative expense.

Marketing expense

During the year ended December 31, 2025, the Company incurred marketing expense of $71,287 (2024 - $nil) with Sky Home Services LLC, a company managed by Mr. Tal, which is recorded as a general and administrative expense.

Professional fees

•	During the year ended December 31, 2025, the Company incurred professional expenses of $203,727 (2024 - $180,899) related to accounting fees payable to Invictus Accounting Group LLP (“Invictus”), a company which provides part-time CFO, financial reporting, and bookkeeping services to the Company. Mr. Oliver Foeste is the Managing Partner of Invictus.
•	During the year ended December 31, 2025, the Company incurred professional expenses of $56,107 payable to Fabian Vancott (2024 - $44,895) related to legal fees. Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into a security and royalty agreement with Koze (the “Royalty Agreement”), pursuant to which the Company is required to pay a monthly royalty of CAD $0.20 per gram on cannabis product sales, payable at the beginning of the month for the previous month, as additional consideration related to the lease with Formosa. Immediately upon failure to pay the royalty when due, the royalty rate increases to CAD $0.40 per gram sold for the applicable month. As of December 31, 2025, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until May 31, 2026. During the year ended December 31, 2025, the Company sold 1,046,769 grams of cannabis products and incurred a royalty expense of $303,525 (2024 - $nil).

Interest expense

•	During the year ended December 31, 2025, the Company incurred interest expense on promissory and convertible notes with Mr. Tal of $82,602 (2024 - $110,795).
•	During the year ended December 31, 2025, the Company incurred interest expense on promissory and convertible notes with Koze of $1,264,887.
•	During the year ended December 31, 2025, the Company incurred interest expense on promissory note with Formosa of $102,648.
•	During the year ended December 31, 2025, the Company incurred interest expense on rent in default with Formosa of $400,731.

Imputed interest expense

•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Mr. Tal of $29,675 (2024 - $nil).
•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Koze of $386,231.
•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory note with Formosa of $74,724.

Other expense

During the year ended December 31, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense.

b) Amounts due to related parties

A summary of the Company’s related party liabilities as at December 31, 2025 and 2024, is as follows:

	2025	2024
Accounts payable and accrued liabilities	$5,416,889	$1,038,963
Accrued interest	1,352,899	56,298
Convertible notes	-	212,555
Loans payable to related parties	13,116,485	462,818
Royalty payable	305,492	-
Obligation to issue shares	2,166,681	1,827,005
Total related party liabilities	$22,358,446	$3,597,639

Accounts payable and accrued liabilities

As at December 31, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at December 31, 2025, $4,283,706 was payable to Formosa for outstanding lease payments. As at December 31, 2025, accrued interest on unpaid lease payments on the Formosa lease was $1,037,180.
•	As at December 31, 2025, $146,306 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services provided to the Company.
•	As at December 31, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•	As at December 31, 2025, $551,953 (December 31, 2024 - $525,754) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022. Mr. Colvin has disputed this amount and is asserting a claim for $1,679,060. As of December 31, 2025, the Company is in the process of reviewing the claim and remains in ongoing discussions with Mr. Colvin. No resolution has been reached with respect to this matter.
•	As at December 31, 2025, $115,645 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.

Loans payable to related parties

As at December 31, 2025, the loans payable to related parties consists of the following:

PLC International Investments Inc. (“PLC”)

•	A $13,430 interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company;

Loans payable to Koze

On March 11, 2025, Koze became a related party upon the appointment of its manager as a director of the Company. As a result, the balance owing on promissory notes was reclassified from notes payable to loans payable to related parties during the three months ended March 31, 2025.

On August 7, 2025, the Company entered into the Debt Modification agreement with Koze to amend the annual interest rates on all outstanding promissory and convertible notes held by Koze to 6%, compounding annually.

•	Koze LTB:

On November 22, 2023, the Company entered into promissory notes of $2,550,000 with Koze, as part of the LTB transaction, bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze. On March 18, 2026, Mr. Tal and Koze agreed to extend the maturity date of the promissory notes to December 31, 2026.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $2,550,000 and $555,406, respectively, were extinguished. A new note (“Koze LTB”) of $2,978,661 bearing 6% interest, compounding annually, was recognized resulting in a gain of $126,745 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recognized interest expense of $268,604 and imputed interest expense of $114,817 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $3,093,478 and accrued interest payable on the note was $76,062.

•	Koze A:

On May 25, 2023, the Company entered into a promissory note with Koze, bearing interest at 24% compounded monthly, to fund for certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze A”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company received additional funding of $216,924 under the note. During the year ended December 31, 2025, the Company recognized interest expense of $173,181 and imputed interest expense of $48,650 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $1,400,243 and accrued interest payable on the note was $31,070.

•	Koze B:

On May 25, 2023, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly, to fund certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company received additional funding of $498,630 under the note. During the year ended December 31, 2025, the Company recognized interest expense of $763,630 and imputed interest expense of $204,591 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $5,529,686 and accrued interest payable on the note was $132,215.

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

During the year ended December 31, 2025, the Company recognized interest expense of $46,668 and imputed interest expense of $13,150 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $343,701 and accrued interest payable on the note was $8,394.

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

During the year ended December 31, 2025, the Company recognized interest expense of $12,804 and imputed interest expense of $5,023 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $131,298 and accrued interest payable on the note was $3,207.

During the year ended December 31, 2025, Koze made payments of $2,086,675 directly to the Company’s suppliers. In addition, $819,867 was received directly by Koze, as collections from customers.

Loans payable to Mr. Tal

On August 7, 2025, the Company entered into the Debt Modification agreement with Mr. Tal to amend the annual interest rates on all outstanding promissory and convertible notes held by him to 6%, compounding annually.

•	Mr. Tal LTB:

On November 22, 2023, the Company entered into a promissory note of $450,000 with Mr. Tal as part of the LTB transaction, bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Mr. Tal. On March 18, 2026, Mr. Tal and Koze agreed to extend the maturity date of the promissory notes to December 31, 2026.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $438,296 and $89,768, respectively, were extinguished. A new note (“Mr. Tal LTB”) of $507,422 bearing 6% interest, compounding annually, was recognized resulting in a gain of $20,641 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recorded payments to the note of $77,729 (2024 - $nil). During the year ended December 31, 2025, the Company recognized interest expense of $45,357 (2024 - $58,660) and imputed interest expense of $17,954 related to the note. As at December 31, 2025, the outstanding balance on the note was $447,647 (December 31, 2024 - $450,000) and accrued interest payable on the note was $11,887 (December 31, 2024 - $56,298).

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

During the year ended December 31, 2025, the Company recognized interest expense of $37,245 (2024 - $52,135) and imputed interest expense of $11,721 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $306,571 (December 31, 2024 - $212,555) and accrued interest payable on the note was $7,488 (December 31, 2024 - $91,669).

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

During the year ended December 31, 2025, the Company recognized interest expense of $102,648 and imputed interest expense of $74,724 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $1,850,431 (December 31, 2024 - $nil) and accrued interest payable on the note was $45,396 (December 31, 2024 - $nil).

A summary of the Company’s loans payable to related parties as at December 31, 2025 and 2024 is as follows:

	2025	2024
PLC	$13,430	$23,510
Koze LTB	3,093,478	-
Koze A	1,400,243	-
Koze B	5,529,686	-
Koze C	343,701	-
Koze CN	131,298	-
Mr. Tal LTB	447,647	439,308
Mr. Tal CN	306,571	-
Promissory note with Formosa	1,850,431	-
	$13,116,485	$462,818

A summary of the accrued interest of the Company’s loans payable to related parties as at December 31, 2025 and 2024 is as follows:

	2025	2024
Koze LTB	$76,062	$-
Koze A	31,070	-
Koze B	132,215	-
Koze C	8,394	-
Koze CN	3,207	-
Mr. Tal LTB	11,887	56,298
Mr. Tal CN	7,488	-
Promissory note with Formosa	45,396	-
	$315,719	$56,298

Royalty payable

Pursuant to the Royalty Agreement, as of December 31, 2025, the royalty amount payable to Koze was $305,492 (CAD $418,707) (2024 - $nil).

Obligation to issue shares

As at December 31, 2025, the Company has an obligation to issue an additional 166,668 preferred shares Series C to each of Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction, valued at $1,083,341 for each party (December 31, 2024 - $1,827,005 each).

Subsequent events

On January 8, 2026, Richard Orman resigned from the Board of Directors of the Company.

Pursuant to an investor relations agreement with another company, the Company agreed to issue 16,000,000 common shares in exchange for services provided. The shares were issued subsequent to December 31, 2025, but prior to the issuance of these financial statements.

Critical accounting estimates

The Company’s financial statements and accompanying notes have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Our significant accounting policies are described in Note 1 in this Annual Report.

Recently issued accounting pronouncements

New accounting standards adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. We adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have any significant impact on our financial statement disclosures.

New accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of inventory purchases, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

In September 2025, the FASB issued ASU 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. This standard modernizes the accounting for costs related to internal-use software by removing references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, and early adoption is permitted.

We are currently evaluating how the adoption of these standards may impact our consolidated financial statements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at reasonable assurance levels.

We believe that our financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent limitations

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraudulent actions. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of December 31, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting. Due to management and staff turnover in the prior years, accurate information and records were not consistently maintained within our records and there were instances where documentation to support certain transactions was difficult to obtain or unobtainable. These deficiencies represent a material weakness in our internal control over financial reporting.

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of December 31, 2025. We are in the process of developing and implementing remediation plans to address the material weakness described above.

ITEM 9B - OTHER INFORMATION

During the quarter and year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Dominic Colvin	Director, Former CEO	58	April 2018
Anthony Panek	Director	40	August 2023
Oliver Foeste	CFO	50	September 2023
Elliot Zemel	Director	41	March 11, 2025
Constantine Nkafu	CEO and Director	50	September 2024

On January 8, 2026, Mr. Richard Orman resigned from the Board of Directors of the Company.

Our Board of Directors believe that its members of the Board and the executive officers of our company have a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.

Biographies

Dominic Colvin

Mr. Colvin was appointed as the Company’s CEO, President and a Director in April 2018. He resigned from his position as CEO and President on May 30, 2023. Mr. Colvin has also been the President at PLC Investments, Inc (an investment advisory firm) since 2007. Additionally, he held the position of Director & Vice President-Operations at Cobalt Coal Ltd. from 2009 to 2010. He also worked as the Senior Vice President-Business Development at Renewable Power & Light Plc.

Constantine Nkafu

Mr. Nkafu was appointed CEO on September 7, 2024 and appointed as a Director on March 11, 2025. Mr. Nkafu holds a Master of Science degree in Pharmaceutical Sciences from the London Metropolitan University, London, United Kingdom and has extensive experience in the pharmaceutical, cannabis, and medical device industries. Since 2020, Mr. Nkafu has held the position of Principal Consultant of NEC Consulting and has successfully led operations from start-up to becoming fully operational. He has supported submissions to the Food and Drug Administration, Health Canada and other jurisdictions. Mr. Nkafu’s roles in Quality and Regulatory affairs have given him insight into how to set up and run complex operations and meet both customer and regulatory requirements for a given jurisdiction. As CEO, Mr. Nkafu ensures the operations are meeting all the requirements by fostering healthy relationships between employees and providing the necessary guidance to make sure the company is meeting corporate objectives.

Oliver W. Foeste

Mr. Foeste, CPA, CA was appointed as the Company’s CFO on October 13, 2023He founded Invictus Accounting Group LLP (“Invictus”) in 2012, a professional accounting firm in Vancouver, British Columbia, Canada and has been the Managing Partner of the firm since then. Invictus specializes in providing business advisory, financial and technical advisory, and practice management. He has assisted with CFO services, IFRS conversions, US GAAP reporting, outsourced controllership, income tax provisions, multi-jurisdiction consolidations, and financial and accounting solutions for large and small clients. Previously, Mr. Foeste held senior management and executive positions with multinational and small-cap companies listed on exchanges in Canada and the United States, including positions at Deloitte, where he led audit and assurance engagements for private and public companies, and at Walsh King Chartered Accountants where he prepared tax returns and financial statements for private clients.

Anthony Panek

Mr. Panek, age 40, was appointed as a Director in August 2023. He is a corporate mergers and acquisitions attorney and venture capital investor with expertise in capital raising and the formation and growing of businesses. He has worked with private equity and venture capital funds to allocate capital to emerging growth companies and works with emerging growth companies, both public and private, to raise capital and acquire assets and corporate talent. He has been an investor in many emerging growth companies and private funds investing in similar companies. He works with companies from a business and legal perspective to navigate and manage growth challenges facing emerging growth companies and helping companies complying with their SEC reporting obligations. He completed the Venture Capital Certificate Program at Startup@Berkeley Law and received an LLM in Securities and Financial Regulation. Mr. Panek is the partner at Fabian Vancott, a full-service business law firm based in Salt Lake City, Utah since April 2019. Mr. Panek was selected to serve on the Company’s Board based upon his experience as an attorney and venture capital and private equity investor helping emerging companies raise capital, comply with SEC reporting and governance requirements, and his work with other cannabis companies.

Elliot Zemel

Mr. Zemel, age 41, was appointed as a Director on March 11, 2025. Mr. Zemel has operated multiple businesses including healthcare, e-commerce, and real estate management for over 13 years. He has been investing in both real property and venture capital as a Limited Partner and General Partner for over 20 years and has a penchant for identifying breakthrough companies. Mr. Zemel has networks and international distribution channels in the cannabis industry.

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

Insider Trading Policy

Our insider trading policy as part of our code of ethics governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. To the extent we engage in transactions in our securities, we do so in accordance with applicable laws.

Committees of the Board

During the year ended December 31, 2025, our Board of Directors held two formal meetings to approve the quarterly 10-Q financial reports. Each meeting was attended by all directors then in office. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all of the directors and filed with the minutes of the meetings.

The Board of Directors has not established any standing committees.

Board nominations and appointments

In evaluating nominees for election to the Board of Directors, we consider a variety of factors, including, among others, integrity, business judgment, industry knowledge, relevant experience, diligence, potential conflicts of interest, and the ability to act in the best interests of our shareholders. The Board of Directors intends to review biographical information and conduct interviews of selected candidates during the next fiscal year and will also consider whether any nominee satisfies applicable NASDAQ independence requirements and the SEC’s definition of an “audit committee financial expert.” The Board does not assign specific weights to these criteria, and no single factor is determinative or required for nomination.

Although we do not maintain a formal policy regarding the consideration of director candidates recommended by shareholders, the Board will consider such recommendations if properly submitted in accordance with the procedures described below under the heading “Communicating with the Board of Directors.”

Communicating with the Board of Directors

Shareholders who wish to send communications to the Board of Directors may do so by writing to 4439 Township Rd 304, Mountain View County, Alberta, Canada T0M 0R0. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Shareholder-Board Communication.” All such letters must identify the author as a Shareholder and must include the Shareholder’s full name, address and a valid telephone number. The name of any specific intended recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, and we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of directors

In January 2019, the Board authorized and approved a monthly director fee of $10,000 (CAD) for each director. Fees were accrued up to December 31, 2022, at which time the Board determined that monthly director fees would no longer be paid to directors. As of December 31, 2025, the Company owed $1,687,585 in unpaid director fees, which includes $1,135,632 owed to former directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

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

Director independence

Our board of directors had previously determined Richard Orman as an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules. On January 8, 2026, Mr. Orman resigned from the Board of Directors of the Company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common shares, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2025, none of our directors, executive officers or greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11 - EXECUTIVE COMPENSATION

General philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive compensation

The following summary compensation table indicates the cash compensation earned from the Company during the years ended December 31, 2025 and 2024 for our named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Shares Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (4) ($)	Total ($)
Dean Medwid, Former CEO (1)	2025	-	-	-	-	-	-	-	-
	2024	76,145	-	-	-	-	-	-	76,145
Constantine Nkafu, CEO (2)	2025	122,464	-	-	-	-	-	-	122,464
	2024	29,292	-	-	-	-	-	-	29,292
Oliver Foeste, CFO (3)	2025	-	-	-	-	-	-	203,727	203,727
	2024	-	-	-	-	-	-	99,837	99,837

(1)	Mr. Medwid resigned from the position on September 1, 2024.

(2)	Mr. Nkafu was appointed as Chief Executive Officer on September 7, 2024.

(3)	Mr. Foeste was appointed as Chief Financial Officer of the Company on October 13, 2023.

(4)	Professional fees paid to Invictus, an accounting firm to which Oliver Foeste is Managing Partner. Invictus provides part-time CFO, controllership, accounting, and tax services for the Company.

Key employee agreements

The Company has a services agreement with Invictus, an accounting firm to which Oliver Foeste is Managing Partner, to provide part-time CFO, financial reporting, and bookkeeping services. The agreement is dated July 25, 2023 and provides for fees subject to time and materials based on expanding or contracting requirements of the Company.

The Company entered into an employment agreement with Constantine Nkafu to serve as CEO, effective September 7, 2024 for oversight of the Company’s day-to-day operations.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of our common shares as of March 31, 2026 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Shares. As of December 31, 2025, there were 662,501,405 shares of common shares outstanding, 74,416 shares of Preferred Shares Series A convertible into 93,020,000 shares of common shares, 455,000 shares of Preferred Shares Series B convertible into 455,000 shares of common shares, and 100,000 Preferred Shares Series C convertible into 125,000,000 shares of common shares, for a total of 880,976,405 fully diluted shares of common shares. Except as otherwise noted, each Shareholder has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner	Common Shares		Preferred Shares Series A		Preferred Shares Series C		Combined Voting Power(2)
	#	% of class	#	% of class	#	% of class	%

Directors and Executive Officers:

Dominic Colvin via PLC International Investments, Inc. Suite 206, 1180 Sunset Drive Kelowna, BC V1Y 9W6	1,004,454	*	8,715,000	9.37	-	-	1.09
Elliot Zemel Koze Investments, LLC(1) 327 N. Formosa Ave, Los Angeles, CA, 55402	21,464,986	3.17	-	-	62,500,000	50.00	4.99
All directors and executive officers as a group (3 individuals)	22,469,440	3.32	8,715,000	9.37	62,500,000	50.00	6.08

5% or Greater Shareholders of CannaPharmaRX Inc.:

None

* Denotes less than 1%

(1) Under the terms of the LTB transaction, Koze Investments, LLC (“Koze”) and Mr. Amir Tal each were issued (i)13,612,481 share purchase warrants each entitling the holder to purchase one common share of the Company at $0.02 per share until November 22, 2028; (ii) a $1,500,000 promissory note payable to Koze and Mr. Tal; (iii) a $1,500,000 promissory note payable to Koze; (iv) 50,000 Series C Preferred Shares, each convertible into 1,250 common shares, to each of Koze and Mr. Tal. Neither Koze nor Mr. Tal are permitted to, at any time, to own more than 4.99% of the outstanding common shares of the Company. As such, at any given time, the combined voting power of Koze Investments, LLC and Mr. Tal are each 4.99%.

(2) Percentage of total voting power represents voting power with respect to all shares as a single class. Shares of our common shares subject to shares options that are currently exercisable or exercisable within 60 days of December 31, 2025 that are expected to vest and settle within 60 days of March 31, 2026 are deemed to be outstanding and to be beneficially owned by the person holding such shares options for purposes of computing the percentage ownership of that person but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with related persons

A summary of the Company’s related party transactions is as follows:

	2025	2024
Revenue	$394,633	$770,265
Lease expense payable to Formosa included in cost of goods sold	1,073,328	-
Rent expense included in general and administrative expense	2,124	4,381
Marketing expense included in general and administrative expense	71,287	-
Professional fees	259,834	225,794
Royalty expense	303,525	-
Interest expense	1,850,868	110,795
Imputed interest expense	490,630	-
Other expense	1,930,000	-
Total related party transactions	$6,376,229	$1,111,235

Named executive officers and current directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

Definition of Related Party Transactions

For purposes of Item 404 of Regulation S‑K, a related party transaction includes any transaction, arrangement, or relationship (or series of similar transactions) in which the Company was or is to be a participant, where the amount involved exceeds the applicable disclosure threshold, and in which any related party had or will have a direct or indirect material interest. Related parties include the Company’s directors, executive officers, significant shareholders, beneficial owners of more than 5% of any class of voting securities, immediate family members of the foregoing, and entities in which such persons have a significant ownership, management role, or ability to exercise influence.

Identified related parties and their relationships to the Company

The following individuals and entities were identified as related parties during the fiscal year, based solely on the transactions and relationships disclosed in this Report.

Koze Investments LLC (“Koze”) and Formosa Mountain Ltd. (“Formosa”)

Koze is a significant financing counterparty to the Company and holder of multiple promissory and convertible notes. Koze is also the owner of D.N.S. Cantek 2019 Ltd., a major customer of the Company, and is the royalty recipient under a royalty and security agreement entered into on March 17, 2025.

Formosa provides the leased facility in which the Company operates and also holds financing arrangements and accrued lease‑related balances with the Company.

Koze and Formosa became related parties on March 11, 2025, when their manager, Elliot Zemel, was appointed as a director of the Company.

Mr. Amir Tal

Mr. Tal is identified as a control person and financial advisor to Koze. He holds promissory and convertible notes issued by the Company and is considered a related party by virtue of these positions and his influence.

Invictus Accounting Group LLP

Invictus is a provider of professional accounting and financial reporting services. The Company’s Chief Financial Officer, Oliver Foeste, is the Managing Partner of Invictus, making the entity a related party.

Fabian Vancott

Fabian Vancott is a law firm that provides legal services to the Company. Director Anthony Panek is a partner of the firm. Unpaid professional fees to this firm are included in the Company’s related‑party accounts payable.

Richard Orman

Mr. Orman served as the Chairman of the Board of Directors. An entity affiliated with him provided office space to the Company till June 30, 2025, resulting in related‑party rent expense. Mr. Orman resigned from the Board on January 8, 2026.

Dominic Colvin and PLC International Investments Inc. (“PLC”)

Mr. Colvin, a former Chief Executive Officer and director of the Company, and is thereby, a related party. Amounts owed to him for unpaid salary and reimbursable expenses are included in related‑party accrued liabilities.

PLC is a holder of a note payable from the Company and is affiliated with Mr. Colvin, thereby constituting a related‑party financial arrangement.

D.N.S. Cantek 2019 Ltd. (“Cantek”)

Cantek is a customer entity owned by Koze. Revenues from Cantek constitute related‑party sales. Mr. Tal serves as an advisor to Cantek.

Related party transactions

a) Key related party transactions

A summary of the Company’s related party transactions is as follows:

	2025	2024
Revenue	$394,633	$770,265
Lease expense payable to Formosa included in cost of goods sold	1,073,328	-
Rent expense included in general and administrative expense	2,124	4,381
Marketing expense included in general and administrative expense	71,287	-
Professional fees	259,834	225,794
Royalty expense	303,525	-
Interest expense	1,850,868	110,795
Imputed interest expense	490,630	-
Other expense	1,930,000	-
Total related party transactions	$6,376,229	$1,111,235

Revenue

During the year ended December 31, 2025, the Company recognized revenue of $394,633 (2024 - $770,265) from D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned by Koze, and for which Mr. Tal serves as a financial advisor.

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

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025. During the year ended December 31, 2025, the Company incurred lease expense of $1,073,328 associated with the Formosa lease, which is included in cost of goods sold.

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of CAD $500 per month. This space was provided by a company affiliated with Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors. The Company ceased using the office space and accordingly stopped accruing rent expense after June 30, 2025. During the year ended December 31, 2025, the Company incurred rent expense of $2,124 (2024 - $4,381) for this space which is recorded as a general and administrative expense.

Marketing expense

During the year ended December 31, 2025, the Company incurred marketing expense of $71,287 (2024 - $nil) with Sky Home Services LLC, a company managed by Mr. Tal, which is recorded as a general and administrative expense.

Professional fees

•	During the year ended December 31, 2025, the Company incurred professional expenses of $203,727 (2024 - $180,899) related to accounting fees payable to Invictus Accounting Group LLP (“Invictus”), a company which provides part-time CFO, financial reporting, and bookkeeping services to the Company. Mr. Oliver Foeste is the Managing Partner of Invictus.
•	During the year ended December 31, 2025, the Company incurred professional expenses of $56,107 payable to Fabian Vancott (2024 - $44,895) related to legal fees. Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into a security and royalty agreement with Koze (the “Royalty Agreement”), pursuant to which the Company is required to pay a monthly royalty of CAD $0.20 per gram on cannabis product sales, payable at the beginning of the month for the previous month, as additional consideration related to the lease with Formosa. Immediately upon failure to pay the royalty when due, the royalty rate increases to CAD $0.40 per gram sold for the applicable month. As of December 31, 2025, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until May 31, 2026. During the year ended December 31, 2025, the Company sold 1,046,769 grams of cannabis products and incurred a royalty expense of $303,525 (2024 - $nil).

Interest expense

•	During the year ended December 31, 2025, the Company incurred interest expense on promissory and convertible notes with Mr. Tal of $82,602 (2024 - $110,795).
•	During the year ended December 31, 2025, the Company incurred interest expense on promissory and convertible notes with Koze of $1,264,887.
•	During the year ended December 31, 2025, the Company incurred interest expense on promissory note with Formosa of $102,648.
•	During the year ended December 31, 2025, the Company incurred interest expense on rent in default with Formosa of $400,731.

Imputed interest expense

•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Mr. Tal of $29,675 (2024 - $nil).
•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Koze of $386,231.
•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory note with Formosa of $74,724.

Other expense

During the year ended December 31, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense.

b) Amounts due to related parties

A summary of the Company’s related party liabilities as at December 31, 2025 and 2024, is as follows:

	2025	2024
Accounts payable and accrued liabilities	$5,416,889	$1,038,963
Accrued interest	1,352,899	56,298
Convertible notes	-	212,555
Loans payable to related parties	13,116,485	462,818
Royalty payable	305,492	-
Obligation to issue shares	2,166,681	1,827,005
Total related party liabilities	$22,358,446	$3,597,639

Accounts payable and accrued liabilities

As at December 31, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at December 31, 2025, $4,283,706 was payable to Formosa for outstanding lease payments. As at December 31, 2025, accrued interest on unpaid lease payments on the Formosa lease was $1,037,180.
•	As at December 31, 2025, $146,306 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services provided to the Company.
•	As at December 31, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•	As at December 31, 2025, $551,953 (December 31, 2024 - $525,754) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022. Mr. Colvin has disputed this amount and is asserting a claim for $1,679,060. As of December 31, 2025, the Company is in the process of reviewing the claim and remains in ongoing discussions with Mr. Colvin. No resolution has been reached with respect to this matter.
•	As at December 31, 2025, $115,645 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.

Loans payable to related parties

As at December 31, 2025, the loans payable to related parties consists of the following:

PLC International Investments Inc. (“PLC”)

•	A $13,430 interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company;

Loans payable to Koze

On March 11, 2025, Koze became a related party upon the appointment of its manager as a director of the Company. As a result, the balance owing on promissory notes was reclassified from notes payable to loans payable to related parties during the three months ended March 31, 2025.

On August 7, 2025, the Company entered into the Debt Modification agreement with Koze to amend the annual interest rates on all outstanding promissory and convertible notes held by Koze to 6%, compounding annually.

•	Koze LTB:

On November 22, 2023, the Company entered into promissory notes of $2,550,000 with Koze, as part of the LTB transaction, bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze. On March 18, 2026, Mr. Tal and Koze agreed to extend the maturity date of the promissory notes to December 31, 2026.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $2,550,000 and $555,406, respectively, were extinguished. A new note (“Koze LTB”) of $2,978,661 bearing 6% interest, compounding annually, was recognized resulting in a gain of $126,745 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recognized interest expense of $268,604 and imputed interest expense of $114,817 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $3,093,478 and accrued interest payable on the note was $76,062.

•	Koze A:

On May 25, 2023, the Company entered into a promissory note with Koze, bearing interest at 24% compounded monthly, to fund for certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze A”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company received additional funding of $216,924 under the note. During the year ended December 31, 2025, the Company recognized interest expense of $173,181 and imputed interest expense of $48,650 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $1,400,243 and accrued interest payable on the note was $31,070.

•	Koze B:

On May 25, 2023, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly, to fund certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company received additional funding of $498,630 under the note. During the year ended December 31, 2025, the Company recognized interest expense of $763,630 and imputed interest expense of $204,591 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $5,529,686 and accrued interest payable on the note was $132,215.

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

During the year ended December 31, 2025, the Company recognized interest expense of $46,668 and imputed interest expense of $13,150 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $343,701 and accrued interest payable on the note was $8,394.

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

During the year ended December 31, 2025, the Company recognized interest expense of $12,804 and imputed interest expense of $5,023 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $131,298 and accrued interest payable on the note was $3,207.

During the year ended December 31, 2025, Koze made payments of $2,086,675 directly to the Company’s suppliers. In addition, $819,867 was received directly by Koze, as collections from customers.

Loans payable to Mr. Tal

On August 7, 2025, the Company entered into the Debt Modification agreement with Mr. Tal to amend the annual interest rates on all outstanding promissory and convertible notes held by him to 6%, compounding annually.

•	Mr. Tal LTB:

On November 22, 2023, the Company entered into a promissory note of $450,000 with Mr. Tal as part of the LTB transaction, bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Mr. Tal. On March 18, 2026, Mr. Tal and Koze agreed to extend the maturity date of the promissory notes to December 31, 2026.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $438,296 and $89,768, respectively, were extinguished. A new note (“Mr. Tal LTB”) of $507,422 bearing 6% interest, compounding annually, was recognized resulting in a gain of $20,641 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recorded payments to the note of $77,729 (2024 - $nil). During the year ended December 31, 2025, the Company recognized interest expense of $45,357 (2024 - $58,660) and imputed interest expense of $17,954 related to the note. As at December 31, 2025, the outstanding balance on the note was $447,647 (December 31, 2024 - $450,000) and accrued interest payable on the note was $11,887 (December 31, 2024 - $56,298).

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

During the year ended December 31, 2025, the Company recognized interest expense of $37,245 (2024 - $52,135) and imputed interest expense of $11,721 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $306,571 (December 31, 2024 - $212,555) and accrued interest payable on the note was $7,488 (December 31, 2024 - $91,669).

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

During the year ended December 31, 2025, the Company recognized interest expense of $102,648 and imputed interest expense of $74,724 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $1,850,431 (December 31, 2024 - $nil) and accrued interest payable on the note was $45,396 (December 31, 2024 - $nil).

A summary of the Company’s loans payable to related parties as at December 31, 2025 and 2024 is as follows:

	2025	2024
PLC	$13,430	$23,510
Koze LTB	3,093,478	-
Koze A	1,400,243	-
Koze B	5,529,686	-
Koze C	343,701	-
Koze CN	131,298	-
Mr. Tal LTB	447,647	439,308
Mr. Tal CN	306,571	-
Promissory note with Formosa	1,850,431	-
	$13,116,485	$462,818

A summary of the accrued interest of the Company’s loans payable to related parties as at December 31, 2025 and 2024 is as follows:

	2025	2024
Koze LTB	$76,062	$-
Koze A	31,070	-
Koze B	132,215	-
Koze C	8,394	-
Koze CN	3,207	-
Mr. Tal LTB	11,887	56,298
Mr. Tal CN	7,488	-
Promissory note with Formosa	45,396	-
	$315,719	$56,298

Royalty payable

Pursuant to the Royalty Agreement, as of December 31, 2025, the royalty amount payable to Koze was $305,492 (CAD $418,707) (2024 - $nil).

Obligation to issue shares

As at December 31, 2025, the Company has an obligation to issue an additional 166,668 preferred shares Series C to each of Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction, valued at $1,083,341 for each party (December 31, 2024 - $1,827,005 each).

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 15, 2024, Green Growth Certified Public Accountants resigned from its role as the Company’s independent auditor. On November 15, 2024, Barzily Co., were appointed as our independent auditors.

The following table summarizes the aggregate fees for professional audit and other services rendered during the fiscal years ended December 31, 2025 and 2024:

	Fiscal 2025	Fiscal 2024

Audit fees (1)	$140,500	$116,316
Audit-related fees	-	-
	140,500	116,316
Tax fees	-	-
All other fees	-	-
	$140,500	$116,316

(1)

Audit fees represent fees for professional services for the year ended December 31, 2025 provided by Barzily & Co. of $137,500 (December 31, 2024 - $49,966) and Green Growth CPAs of $3,000 (December 31, 2024 - $66,350) in connection with the quarterly review and audit of our financial statements.

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees. No such fees were billed in fiscal 2025 or 2024.

Tax fees consist of fees billed for professional services related to the preparation of our federal and provincial income tax returns and tax advice. No such fees were billed in fiscal 2025 or 2024.

The Board of Directors has reviewed and discussed with the Company's management and Barzily & Co., its independent registered public accounting firm, the audited financial statements of the Company contained in this Annual Report on Form 10-K. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has also received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with its auditors its independence from the Company.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2025 fiscal year.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following exhibits are included with this Report:

2.1	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023
3.1	Bylaws adopted 12/31/10
3.2	Certificate of Amendment of Certificate of Incorporation dated 10/22/14
3.3	Certificate of Designation of Preferences, Rights and Limitation of Series C Convertible Preferred Shares
4.1	Description of Common Shares
4.2	Letter Agreement between the Company and Koze Investments, LLC and Amir Tal regarding Allocation of Revenue from IMC Cannabis Transaction dated March 17, 2025
4.3	Security And Royalty Agreement between the Company and Koze Investments, LLC dated March 17, 2025
4.4	Amended and Restated Lease dated January 1, 2025
4.5	Amendment No. 1 to Amended and Restated Secured Promissory Note; entered into with Koze Investments LLC and Amir Tal
4.6	Amendment No. 1 to Amended and Restated Senior Secured Promissory Note; entered into with Koze Investments
4.7	Secured Promissory Note dated February 26, 2025
4.8	Transfer of 2323414 Alberta Ltd. to Elliot Zemel dated March 17, 2025
4.9	Forbearance Agreement 2323414 Alberta (CPMD) - Formosa (June 2025)
4.10	Letter Agreement (Payment Schedule) - A. Tal
4.11	Payment Schedule (Payment Schedule) - Koze Investments
10.1	Employment Agreement between CannaPharmaRX, Inc. and 1082900 BC Ltd. (Dean Medwid) dated May 22, 2023
10.2	Supply agreement between CannaPharmaRX, Inc. and D.N.S. Cantek 2019 Ltd dated February 12, 2024
10.3	Amended and Restated Membership Interest Purchase Agreement, dated November 22, 2023
10.4	Lease agreement between CannaPharmaRX, Inc. and Formosa Mountain Ltd. dated January 1, 2022.
19.1	Insider Trading Policy (Code of Ethics)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

The following exhibits have previously been filed or furnished with the on the date indicated:

ITEM 16 - FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

CANNAPHARMARX, INC.

Dated: March 31, 2026	By:	/s/ Constantine Nkafu
Constantine Nkafu
Chief Executive Officer

	By:	s/ Oliver Foeste
Oliver Foeste
Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of CannaPharmaRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CannaPharmaRx, Inc. and its subsidiaries (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

As described in Note 4 to the financial statements, the Company’s inventory is $1,115 thousand as of December 31, 2025, consists of work in process and finished goods. As discussed in Note 1, The Company valuated its inventory at the lower of cost and net realizable value. Cannabis plants at various stages of growth, is a material asset and the core component of its business operations. The valuation of inventory directly impacts the Company’s reported financial results for the current and future periods and involves significant management judgment and estimates:

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

/s/ Barzily and Co. CPA's

BARZILY AND CO., CPA’s

Jerusalem, Israel

March 31, 2026

CANNAPHARMARX, INC. CONSOLIDATED BALANCE SHEETS (in United States dollars)

	Note	December 31, 2025	December 31, 2024

ASSETS

Current assets
Cash		$1,804	$2,156
Goods and services tax receivable		29,832	18,707
Accounts receivable	3	164,430	1,747
Inventory	4	1,115,322	996,250
Total current assets		1,311,388	1,018,860

Non-current assets
Equipment, net		127,029	137,237
Right-of-use building, net	5	5,579,987	5,161,473
Investment	6	-	4,518,127
Total assets		$7,018,404	$10,835,697

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	7	$10,059,415	$9,276,299
Accrued interest	8	1,720,278	2,495,337
Deferred revenue		260,561	-
Notes payable	9	482,661	6,678,389
Convertible notes	10	1,017,004	1,298,114
Derivative conversion feature	11	2,009,476	1,159,324
Loans payable to related parties, current portion	12	12,567,911	462,818
Royalty payable	12	305,492	-
Liability for right-of-use building, current portion	13	1,000,479	728,206
Obligation to issue shares	6	2,166,681	3,654,009
Total current liabilities		31,589,958	25,752,496

Non-current liability
Loans payable to related parties	12	548,574	-
Liability for right-of-use building	13	5,033,601	4,892,838
Total liabilities		$37,172,133	$30,645,334

SHAREHOLDERS’ DEFICIT
Preferred shares series A, $1.00 par value, 100,000 shares authorized, 74,416 issued and outstanding as at December 31, 2025 and 2024	14	$74,416	$74,416
Preferred shares series B, $1.00 par value, 3,000,000 shares authorized, 455,000 shares issued and outstanding as at December 31, 2025 and 2024	14	455,000	455,000
Preferred shares series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at December 31, 2025 and 2024	14	100,000	100,000
Common shares, $0.0001 par value; 5,000,000,000 shares authorized, 662,501,405 issued and outstanding as at December 31, 2025 and 2024	14	66,250	66,250
Shares to be issued	14	1,600	-
Treasury shares, $0.0001 par value 6,230,761 shares as at December 31, 2025 and 2024	14	623	623
Additional paid-in capital		81,520,643	80,122,590
Accumulated deficit		(112,315,590)	(101,184,142)
Accumulated other comprehensive (loss) income		(56,671)	555,626
Total shareholders’ deficit		(30,153,729)	(19,809,637)
Total liabilities and shareholders’ deficit		$7,018,404	$10,835,697

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the years ended December 31, 2025 and 2024 (in United States dollars)

	Note	2025	2024

Revenue	15	$1,362,163	$820,137
Cost of goods sold	16	3,447,071	3,755,064
Gross loss		(2,084,908)	(2,934,927)

Operating expenses
General and administrative		489,641	145,713
Payroll and consulting fees		-	114,798
Professional fees		469,690	435,511
Royalty expense	12	303,525	-
Total operating expenses		1,262,856	696,022
Loss from operations		(3,347,764)	(3,630,949)

Other income (expenses)
Change in the fair value of derivative conversion feature	11	(850,152)	105,064
Change in the fair value of obligation to issue shares	6	1,487,328	(3,449,789)
Foreign exchange gain		66,252	24,692
Interest expense	9,10,12	(1,958,785)	(2,264,095)
Imputed interest expense	12	(490,630)	-
Loss on the extinguishment of debt	10	-	(690,712)
Loss on impairment of investment	6	(4,518,127)	-
Gain on write-off of accounts payable and accrued liabilities	7	410,430	-
Other expense	18	(1,930,000)	-
Total other expenses		(7,783,684)	(6,274,840)
Net loss		(11,131,448)	(9,905,789)
Foreign currency translation adjustment		(612,297)	591,243
Net comprehensive loss		$(11,743,745)	$(9,314,546)

Basic and diluted loss per share of common shares		$(0.02)	$(0.02)

Weighted average number of shares outstanding		662,501,405	625,276,406

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2025 and 2024 (in United States dollars)

	2025	2024

Operating activities
Net loss	$(11,131,448)	$(9,905,789)
Adjustments for non-cash items:
Loss on impairment of inventory included in cost of goods sold	1,984,359	1,884,864
Shares to be issued for services included in general and administrative	142,800	-
Change in the fair value of derivative conversion feature	850,152	(105,064)
Change in the fair value of obligation to issue shares	(1,487,328)	3,449,789
Foreign exchange gain	(66,252)	-
Interest expense	1,958,785	2,264,095
Imputed interest expense	490,630	-
Loss on the extinguishment of debt	-	690,712
Loss on impairment of investment	4,518,127	-
Gain on write-off of accounts payable and accrued liabilities	(410,430)
Other expense	1,930,000	-
Changes in operating assets and liabilities:
Goods and services tax receivable	(11,125)	42,817
Accounts receivable	(1,011,297)	(1,747)
Inventory	(1,988,051)	(508,050)
Royalty payable	303,525	-
Accounts payable and accrued liabilities	2,877,890	763,567
Deferred revenue	260,561	-
Accrued interest	-	(272,426)
Cash used in operating activities	(789,102)	(1,697,232)

Investing activities
Purchase of equipment	(5,519)	-
Cash used in investing activities	(5,519)	-

Financing activities
Proceeds from notes payable	-	1,548,738
Proceeds from loans payable to related parties	794,269	-
Proceeds from convertible notes	-	150,000
Cash provided by financing activities	794,269	1,698,738

Net change in cash	(352)	1,506
Cash, beginning of year	2,156	650
Cash, end of year	$1,804	$2,156

Supplemental disclosure of cash flow information:
Cancellation of preferred shares Series B	$-	$2,000,000
Conversion of convertible loans into common shares	$-	$20,436
Conversion of preferred shares Series A into common shares	$-	$1,250
Cash received by related parties directly from customers	$819,869	$-
Cash paid by related parties directly to suppliers	$2,086,675	$-
Reclassification of notes payable to loans payable to related parties	$6,809,386	$-
Reclassification of convertible notes to loans payable to related parties	$281,110	$-
Adjustment for related party loan modification included in additional paid-in capital	$1,256,853	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (in United States dollars)

	Preferred Shares Series A		Preferred Shares Series B		Preferred Shares Series C		Common Shares		Shares to be issued		Treasury Shares		Additional		Accumulated Other	Total
	Number		Number		Number		Number		Number		Number		Paid-in	Accumulated	Comprehensive	Shareholders’
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	Capital	Deficit	(Loss) Income	Deficit
Balance, December 31, 2023	84,416	$84,416	2,455,000	$2,455,000	100,000	$100,000	440,752,302	$44,075	-	$-	6,230,761	$623	$76,476,643	$(91,278,353)	$(35,617)	$(12,153,213)
Exercise of share purchase warrants on cashless basis	-	-	-	-	-	-	4,895,849	489	-	-	-	-	(489)	-	-	-
Conversion of preferred shares Series A to common shares	(10,000)	(10,000)	-	-	-	-	12,500,000	1,250	-	-	-	-	8,750	-	-	-
Cancellation of preferred shares Series B	-	-	(2,000,000)	(2,000,000)	-	-	-	-	-	-	-	-	2,000,000	-	-	-
Conversion of convertible notes to common shares	-	-	-	-	-	-	204,353,254	20,436	-	-	-	-	1,549,918	-	-	1,570,354
Issuance of share purchase warrants for convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	87,768	-	-	87,768
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	591,243	591,243
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,905,789)	-	(9,905,789)
Balance, December 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	-	-	6,230,761	$623	$80,122,590	$(101,184,142)	$555,626	$(19,809,637)
Related party loan modification, adjustment	-	-	-	-	-	-	-	-	-	-	-	-	1,256,853	-	-	1,256,853
Shares to be issued	-	-	-	-	-	-	-	-	16,000,000	1,600			141,200	-	-	142,800
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(612,297)	(612,297)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,131,448)	-	(11,131,448)
Balance, December 31, 2025	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	16,000,000	1,600	6,230,761	$623	$81,520,643	$(112,315,590)	$(56,671)	$(30,153,729)

The accompanying notes are an integral part of these consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRx, Inc. was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. The Company underwent several name changes over the years and, in October 2014, changed its legal name to CannaPharmaRx, Inc. (hereinafter the “Company”). The Company focuses its business efforts on the operation of cannabis cultivation facilities in Canada.

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

Cease Trade Order (“CTO”)

In 2023, the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (“CTO”) against the Company due to the Company’s failure to file certain continuous disclosure documents under Canadian securities laws. The CTO restricted the trading in the Company’s securities in Canada, including share issuances and conversions of convertible instruments. The Company filed an application to the BCSC to revoke the CTO, and on December 12, 2025, the BCSC rescinded the CTO in full.

Basis of presentation

a) Principles of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission.

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

c) Reclassification of prior period presentation

Rent expense for the year ended December 31, 2024 of $4,381 has been reclassified to general and administrative expenses, and foreign exchange gain for the year ended December 31, 2024 of $24,692 has been reclassified from general and administrative expenses and presented within other income. Accrued legal settlement of $190,000 as at December 31, 2024 has been reclassified to accounts payable and accrued liabilities. These reclassifications had no impact on the Company’s operating loss or comprehensive loss for any period presented.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash

The Company holds all its cash in bank accounts. On December 31, 2025, the Company had cash of $1,804 (December 31, 2024 - $2,156).

Investments

The Company invests in equity securities, which are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity securities are measured at fair value, with changes in fair value recognized in net income. For equity securities without readily determinable fair values, the Company has elected the measurement alternative, recording these investments at cost minus impairment, adjusted for observable price changes.

The Company performs a qualitative assessment for impairment of equity securities without readily determinable fair values. If impairment is indicated, the investment is written down to fair value through earnings.

Revenue recognition

The Company’s revenue is comprised of sales of cannabis products.

The Company’s revenue-generating activities have a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs when the product is shipped to the customer, depending upon the method of distribution and shipping terms set forth in the customer contract. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of the Company’s product.

Sales of products are for cash or otherwise agreed-upon credit terms. The Company’s payment terms vary by location and customer; however, the time period between when revenue is recognized and when payment is due is not significant.

Accounts Receivable

The Company has adopted standardized credit policies and performs assessments in an effort to minimize credit losses. Accounts receivable are recorded at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers and third parties, respectively. The Company reviews the balances regularly and when management determines they may not be fully collectible, the balances are reduced to their expected net realizable value in accordance with ASC 326 Financial Instruments - Credit Losses.

The provision for credit losses on accounts receivable is recorded in general and administrative expense. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment is recorded at cost, net of accumulated depreciation and impairment losses. Depreciation is calculated on a straight-line basis over the assets’ estimated useful lives, which are as follows:

Category	Useful life
Computer equipment	3 years
Office equipment	3 years
Plant equipment	10 years
Plant improvements	20 years

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

For operating leases, right-of-use assets and lease liabilities are initially measured as the present value of future lease payments plus initial direct costs, discounted at the lease's implicit interest rate, or, if not available, the Company’s incremental borrowing rate.

Subsequent measurements for operating lease liabilities are measured at the present value of unpaid lease payments, discounted at the original discount rate. Right-of-use assets are adjusted by accumulated amortization, calculated as the difference between the straight-line lease cost (including amortization of initial direct costs) and the periodic accretion of the lease liability.

As at December 31, 2025, the Company has one lease which is classified as an operating lease.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative financial instruments

Terms of convertible and other promissory notes are reviewed to determine whether they contain embedded derivative instruments that are required to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative instruments is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period operating results. Derivative conversion feature arose due to the issuance of variably priced convertible notes. For the year ended December 31, 2025, the Company had derivative conversion features valued at $2,009,476 (December 31, 2024 - $1,159,324).

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk.

Foreign currency translation

The functional currency and the reporting currency of the Company’s United States (“US”) operations is United States dollars (“USD”). The functional currency of the Company’s Canadian operations is Canadian dollars (“CAD”). Management adopted ASC 830 Foreign Currency Matters for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into USD, the reporting currency, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of shareholders' deficit in the consolidated statements of changes in shareholders' deficit.

As at December 31, 2025, the official spot exchange rate for translation of CAD to USD was 0.7296 (December 31, 2024 - 0.6950). During the year ended December 31, 2025, the official average exchange rate for translation of CAD to USD was 0.7154 (2024 - 0.7300).

Harmonized sales tax

The Company's revenues from Canadian operations include applicable Goods and Services Tax (“GST”) or Harmonized Sales Tax (“HST”), depending on the province of sale. GST is a 5% consumption tax applied to taxable goods and services at the point of sale. In certain provinces, GST is combined with Provincial Sales Tax and referred to as HST. The tax is collected by vendors from consumers and subsequently remitted, net of eligible input tax credits, to the Canada Revenue Agency (“CRA”), which distributes the applicable portions to the respective provinces.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of equity instruments issued as consideration for services is based on the quoted market price of the Company’s common shares as on the grant date.

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

The Company’s financial assets and liabilities comprise of cash, accounts receivable, investment, accounts payable and accrued liabilities, accrued interest, notes payable, convertible notes, derivative conversion feature, loans payable to related parties, royalty payable and obligation to issue shares.

The Company measures the fair value of its convertible notes, derivative conversion feature and obligation to issue shares based on Level 3 hierarchy.

There are no other financial assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet. As at December 31, 2025, the carrying values of the Company’s financial instruments approximate their fair values.

Financial instruments

The estimated fair value for financial instruments was determined at discrete points in time based on relevant market information. These estimates involve uncertainties and could not be determined with exact precision. The fair value of the Company’s financial instruments, which include cash, accounts receivable, investment, accounts payable and accrued liabilities, accrued interest, notes payable, convertible notes, derivative conversion feature, loans payable to related parties, royalty payable and obligation to issue shares each approximate their carrying value due either to their short length to maturity or interest rates that approximate prevailing market rates.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

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

Basic EPS excludes any dilutive effects of share options, share purchase warrants, and convertible securities but does include the restricted shares of common shares issued. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common shares outstanding during the year.

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised using the treasury stock method or converted to common shares using the if-converted method. Diluted EPS calculations are determined by dividing net income by the weighted average number of shares of common shares and dilutive common shares equivalents outstanding. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of December 31, 2025, convertible preferred shares outstanding totaled 629,416 shares (December 31, 2024 - 629,416 shares) and share purchase warrants outstanding totaled 39,924,940 (December 31, 2024 - 39,924,940). The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

Segment Reporting

The Company operates as a single operating segment. The Company's Chief Operating Decision Maker (“CODM”) is its CEO, who reviews financial information presented on a consolidated basis. The CODM uses revenue, cost of goods sold, consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow its operating profit margin and the allocation of budget between cost of goods sold, professional fees, and general and administrative expenses.

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

New accounting standards not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of inventory purchases, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. This standard modernizes the accounting for costs related to internal-use software by removing references to project stages and by clarifying the thresholds entities apply to begin capitalizing costs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, and early adoption is permitted.

Management is currently evaluating the potential effect that these updated standards will have on our financial statement disclosures.

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

As at December 31, 2025, the Company had cash of $1,804 (December 31, 2024 - $2,156), a working capital deficiency of $30,278,570 (December 31, 2024 - $24,733,636) and an accumulated deficit of $112,315,590 (December 31, 2024 - $101,184,142). Additionally, for the year ended December 31, 2025, the Company incurred a net loss of $11,131,448 (2024 - $9,905,789) and cash used in operating activities was $789,102 (2024 - $1,697,232).

Based on current financial projections, the Company does not have sufficient existing cash resources to fund its current operations. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management intends to address these liquidity challenges through debt financings and/or raise additional funding through equity financing to support ongoing operating expenses and working capital needs. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company and therefore, the Company is heavily reliant on funding from related parties. If the Company is unable to secure adequate financing or otherwise successfully implement its plans, it may be required to significantly reduce or curtail its operations, or cease operations entirely. Any issuance of equity securities to raise capital could result in substantial dilution to existing shareholders. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 2 - GOING CONCERN AND LIQUIDITY (continued)

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (“Alberta Ltd.”), which operates the Company’s principal business activities, including the cultivation, processing, and distribution of cannabis, entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California-based limited liability company engaged in providing financing and investment services. Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Pursuant to the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month as an additional consideration for the lease with Formosa. If royalty payments are not made on time, the applicable rate increases. The agreement stipulates that a default occurs if Alberta Ltd. fails to make royalty or lease payments for three consecutive months, or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in Alberta Ltd., which will remain in place until all obligations are fully satisfied. As of December 31, 2025, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until May 31, 2026. The Company also incurred royalty expense under the agreement and recorded a related royalty payable liability as of December 31, 2025.

NOTE 3 - ACCOUNTS RECEIVABLE

A summary of the Company’s accounts receivable as at December 31, 2025 and 2024 is as follows:

	2025	2024

Accounts receivables	$185,616	$1,747
Less: allowance for credit losses	(21,186)	-
	$164,430	$1,747

As at December 31, 2025, $157,368 (December 31, 2024 - $nil) was receivable from a pharmaceutical company based in Germany. This customer also accounted for the majority of revenues generated during the year ended December 31, 2025.

NOTE 4 - INVENTORY

A summary of the Company’s inventory as at December 31, 2025 and 2024 is as follows:

	2025	2024

Finished goods	$827,537	$752,134
Work in process	774,265	1,560,137
Less: impairment of finished goods inventory included in cost of goods sold	-	(337,402)
Less: impairment of work in process inventory included in cost of goods sold	(486,480)	(978,619)
	$1,115,322	$996,250

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 5 - RIGHT-OF-USE BUILDING (continued)

A summary of the Company’s right-of-use building asset at December 31, 2025 and 2024 is as follows:

	2025	2024
Gross carrying amount	$6,449,962	$5,949,483
Accumulated depreciation	(869,975)	(788,010)
Net book value	$5,579,987	$5,161,473

During the year ended December 31, 2025, the Company recorded and allocated to inventory depreciation expense on its right-of-use building of $41,866 (2024 - $247,480).

NOTE 6 - INVESTMENT

On November 22, 2023, the Company closed a transaction with Lucky Tackle Box Management, LLC (“LTB”) to acquire 100 Class B units of LTB as an investment in the right to utilize certain intellectual property developed by LTB. The intellectual property includes algorithms related to e-commerce sales platform and a marketing database that the Company intended to use as a platform to promote and sell its cannabis-related products

The total purchase consideration for the investment was $4,518,127, which consisted of the following: (i) 27,224,962 share purchase warrants with a fair value of $162,129, each entitling the holder to purchase one share of common shares of the Company at $0.02 per share until November 22, 2028; (ii) $3,000,000 in promissory notes payable to Mr. Amir Tal and Koze Investments LLC (Note 12); (iii) 100,000 preferred shares Series C with a fair value of $750,000, each convertible into 1,250 shares of common shares; and (iv) contingent consideration recorded as an obligation to issue preferred shares Series C with a fair value of $605,998. The fair value of the share purchase warrants was determined using an option pricing model and the fair value of the preferred shares Series C was determined based on the shares price of the Company’s common shares on November 22, 2023.

The contingent consideration includes a quarterly true up of the sellers of LTB’s preferred share proportional ownership to 33% of the outstanding shares of the Company’s common shares, and an earn out whereby the sellers of LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on the Company reaching a calculated $2,500,000 of cumulative revenue at any time until November 22, 2025. As at December 31, 2025, the true up period had expired and the Company has a final obligation to issue 333,336 preferred shares Series C valued at $2,166,681 (December 31, 2024 - 301,597 shares valued at $3,654,009).

As of December 31, 2025, management evaluated the investment’s fair value using a discounted cash flow analysis of LTB and concluded that projected cash flows available to Class B unitholders were negative in all periods. Management concluded that a full impairment was appropriate. Accordingly, management determined the fair value of the investment to be negligible and fully impaired the carrying amount of $4,518,127, recognizing an impairment loss of the same amount for the year ended December 31, 2025.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of the Company’s accounts payable and accrued liabilities as at December 31, 2025 and 2024 is as follows:

	2025	2024

Accounts payable (a)	$5,470,190	$4,783,656
Accrued liabilities	4,399,225	4,302,643
Accrued legal settlement (b)	190,000	190,000
Total accounts payable and accrued liabilities	$10,059,415	$9,276,299

(a)

During the year ended December 31, 2025, the Company evaluated its outstanding accounts payable originating prior to December 31, 2022. Based on this review and applicable statutes of limitations, the Company determined that certain obligations were no longer legally enforceable. Accordingly, the Company recorded a write-off of $410,430, representing approximately 50% of the total historical accounts payable outstanding prior to December 31, 2022. This amount was recognized as a gain on write-off of accounts payable and accrued liabilities in the consolidated statements of operations and comprehensive loss.

(b)

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

NOTE 8 - ACCRUED INTEREST

A summary of the Company’s accrued interest as at December 31, 2025 and 2024 is as follows:

	2025	2024

Notes payable	$48,580	$1,433,652
Loans payable to related parties	315,719	56,298
Convertible notes	318,799	407,515
Rent in default on Formosa lease	1,037,180	597,872
	$1,720,278	$2,495,337

NOTE 9 - NOTES PAYABLE

A summary of the Company’s notes payable as at December 31, 2025 and 2024 is as follows:

	2025	2024
Notes payable	$170,002	$160,311
Canada Emergency Business Account (“CEBA”) loan	43,777	41,699
Secured promissory notes	268,882	269,000
Other promissory notes	-	3,657,379
Promissory notes (LTB Transaction)	-	2,550,000
	$482,661	$6,678,389

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 9 - NOTES PAYABLE (continued)

Notes payable

On May 10, 2024 and May 31, 2024, the Company entered into notes payable agreements (“Note A” and “Note B”, respectively) bearing interest at 10% per annum and maturing within 12 months from the date of issuance with a third party in the amounts of $50,001 and $70,001, respectively. If the notes are not repaid at maturity, the outstanding balances accrue interest at a default rate of 25% per annum.

During the year ended December 31, 2025, the Company recorded $9,850 (2024 - $3,219) in interest expense on Note A, and $13,185 (2024 - $4,104) in interest expense on Note B. As at December 31, 2025, Note A and Note B are past due in the principal amounts of $50,001 and $70,001, respectively, in addition to accrued interest on these notes. As at December 31, 2025, the accrued interest on Note A was $13,069 (December 31, 2024 - $3,219) and Note B was $17,289 (December 31, 2024 - $4,104).

On August 13, 2024, the Company entered into a note payable agreement (“Note C”) with a third individual in the amount of $50,000. Note C was to mature within 8 months from the date of issuance and bears interest at 15% per annum. If the notes are not repaid at maturity, the outstanding balances accrue interest at a default rate of 25% per annum.

During the year ended December 31, 2025, the Company recorded $11,075 (2024 - $2,826) in interest expense on Note C. As at December 31, 2025, Note C is past due and owing in the principal amount of $50,000 and accrued interest on Note C was $13,952 (December 31, 2024 - $2,877).

CEBA loan

Due to the global COVID 19 outbreak, the Government of Canada introduced the CEBA program. The Company participated in this program and received a CAD $60,000 loan. The loan was interest-free until January 18, 2024 at which time it was converted to a non-amortizing term loan with an interest rate of 5% per annum and the full principal repayment is due on December 31, 2026.

During the year ended December 31, 2025, the Company recorded $2,165 (2024 - $2,081) in interest expense on the CEBA loan. As at December 31, 2025, the CEBA loan balance was $43,777 (CAD $60,000) (December 31, 2024 - $41,699 (CAD $60,000)) and accrued interest on the CEBA loan was $4,270 (December 31, 2024 - $1,971).

Secured promissory notes

During the year ended December 31, 2021, the Company entered into secured non-interest-bearing promissory note agreements with investors for $50,000 and CAD $300,000 maturing within 12 months. These notes are secured by a general security agreement over all of the Company’s present and after acquired property, assets, and undertakings. As at December 31, 2025, the notes are past due and owing in the amounts of $50,000 and $218,882 (CAD $300,000) (December 31, 2024 - $50,000 and $219,000 (CAD $300,000)).

Promissory notes (LTB transaction) reclassified to loans payable to related parties

On November 22, 2023, the Company entered into promissory notes of $3,000,000 bearing interest of 13% per annum, as part of the LTB transaction (Note 6), of which $450,000 was with Mr. Amir Tal (“Mr. Tal”), a “control person” of the Company as defined under the Securities Act of 1933. During the year ended December 31, 2024, the Company recorded interest expense of $58,660 on the note. The outstanding principal was reclassified to loans payable to related parties during 2024 (Note 12).

The remaining $2,550,000 of the November 22, 2023 note was with Koze and the outstanding principal balance on the promissory note was reclassified to loans payable to related parties during the three months ended March 31, 2025 after Koze became a related party on March 11, 2025 (Note 12). During the year ended December 31, 2024, the Company recorded interest expense of $332,408 on the note.

The original maturity date of the two promissory notes was November 22, 2024. On November 22, 2024, the Company entered into an agreement with Mr. Tal and Koze to extend the maturity date of the promissory notes to December 31, 2025. Management assessed that the modification did not result in an extinguishment of debt and has continued to accrue interest on the notes through to the revised maturity date. On March 18, 2026, Mr. Tal and Koze agreed to extend the maturity date of the promissory notes to December 31, 2026.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 9 - NOTES PAYABLE (continued)

Other promissory notes reclassified to loans payable to related parties

On May 25, 2023, the Company entered into two promissory notes with Koze, bearing interest of 24% compounded monthly, to fund for certain documented expenses. During the year ended December 31, 2024, the Company recorded interest expense of $703,223 on these notes.

On February 8, 2024, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly. During the year ended December 31, 2024, the Company recorded interest expense of $59,129 on the note.

As a result of Koze becoming a related party in March 2025, the balance owing on these promissory notes was reclassified from notes payable to loans payable to related parties during the three months ended March 31, 2025 (Note 12).

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000, bearing interest at 5% per annum, with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility. The principal amount, accrued interest and all other sums due under this note are payable quarterly over a 3-year period. Additionally, it was agreed that the Company will pay (i) 25% of any capital raised by the Company and (ii) 50% of all profits of the Company until the principal amount and any interest accrued thereon has been paid in full to Formosa. As a result of Formosa being considered a related party since March 11, 2025, the balance owing on the promissory note was classified under loans payable to related parties (Note 12).

Debt modification of debt instruments held by Mr. Tal and Koze

On August 7, 2025, the Company entered into an agreement (the “Debt Modification”) with Mr. Tal and Koze to amend the annual interest rates on all outstanding promissory and convertible notes held by them to 6%, compounding annually. This was deemed to be a substantial modification of the terms of the agreements and was accounted for as an extinguishment of the promissory and convertible notes and recognition of new notes at the new 6% rate. The term to maturity was unchanged (Note 12). In connection with the issuance of the new notes resulting from the Debt Modification, the Company determined that the market interest rate for similar instruments was 15%. Accordingly, the debt was recorded at a discount to reflect this effective interest rate, with the discount amortized to imputed interest expense over the term of the debt using the effective interest method.

A summary of the accrued interest of the Company’s notes payable (Note 8) as at December 31, 2025 and 2024 is as follows:

	2025	2024
CEBA loan	$4,270	$1,971
Note A	13,069	3,219
Note B	17,289	4,104
Note C	13,952	2,877
Reclassified to loans payable to related parties:
Koze LTB	-	362,864
Koze A	-	301,227
Koze B	-	698,261
Koze C	-	59,129
	$48,580	$1,433,652

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 10 - CONVERTIBLE NOTES

A summary of the Company’s convertible notes is as follows:

Balance, December 31, 2023	$1,520,858
Additions	363,448
Value of conversion of notes into 204,353,254 common shares	(134,910)
Settlements	(451,282)
Balance, December 31, 2024	1,298,114
Reclassification of convertible notes to loan payable to related parties	(281,110)
Balance, December 31, 2025	$1,017,004

During the year ended December 31, 2025, there were no conversions of convertible notes and accordingly, no loss on conversion (2024 - $690,712). During the year ended December 31, 2025, interest expense was $132,414 (2024 - $145,934).

A summary of the terms and conditions of the convertible notes outstanding which have a derivative conversion feature as at December 31, 2025 is as follows:

Maturity Date	Interest Rate	Conversion price	Principal at inception	Principal outstanding
Jan. 7, 2021	8%	75% of the lowest 20-day share price before the conversion date	$100,000	$100,000
Dec. 11, 2022	6%	Lowest of the 60-day share price before the conversion date	231,250	212,555
Dec. 11, 2022	6%	Lowest of the 60-day share price before the conversion date.	159,250	68,555
Dec. 11, 2022	24%	Lowest of the 60-day share price before the conversion date.	72,000	72,000
May 5, 2024	24%	Lesser of $0.0025 or 70% of lowest 5-day share price before the conversion date	60,000	60,000
			$622,500	$513,110

Convertible notes included in loans payable to related parties

On August 7, 2025, as a result of the Debt Modification (Note 9), the convertible notes held by Mr. Tal and Koze with outstanding principal of $212,555 and $68,555, respectively (December 31, 2024 - $212,555 and $68,555, respectively), were extinguished and new convertible notes were recognized at the 6% rate, compounding annually. These notes were included in loans payable to related parties. The term to maturity remains unchanged (Note 12). As at December 31, 2025, the accrued interest on the remaining convertible notes was $318,799 (December 31, 2024 - $407,515) (Note 8).

As at the date of these financial statements, all convertible notes were past their maturity date, but they retained the terms and conditions as per their respective agreements. Additionally, because of the late filing of previous annual reports, and the loss of the Company’s active listing in the OTC market, the penalty provisions of all convertible notes outstanding became effective. The Company estimated that the maximum penalty provisions amounted to one times the face value of all the convertible notes outstanding on the date the conversion feature became exercisable. As at December 31, 2025, the accrued liability for penalties was $735,002 (December 31, 2024 - $735,002).

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 11 - DERIVATIVE CONVERSION FEATURE

A summary of Company’s derivative conversion feature as at December 31, 2025 is as follows:

Balance, December 31, 2023	$1,264,388
Change in the fair value of derivative conversion feature	(105,064)
Balance, December 31, 2024	1,159,324
Change in the fair value of derivative conversion feature	850,152
Balance, December 31, 2025	$2,009,476

The Company used an option pricing model to calculate the derivative conversion feature. A summary of the Company’s weighted average inputs used in the model for the year ended December 31, 2025 and the year ended December 31, 2024 is as follows:

	2025	2024
Share price	$0.005	$0.008
Exercise price	$0.002	$0.004
Risk-free interest rate	2.90%	3.00%
Expected volatility	348.80%	285.60%
Expected life	1.00 year	1.00 year
Expected dividend yield	0.00%	0.00%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. Beginning with the year ended December 31, 2025, the Company estimated expected volatility using a peer‑based approach rather than the historical volatility of its own common shares. The Company’s common shares trade infrequently on the OTC Markets, and management determined that historical volatility derived solely from Company‑specific trading data was not reflective of market‑participant assumptions. As at the date of these financial statements, all convertible notes were past their maturity date and accordingly, the expected term of the conversion feature of the notes was assumed to be 1 year from the date of these financial statements. The expected annual dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

NOTE 12 - RELATED PARTY TRANSACTIONS

A related party is any individual or entity that can exercise significant influence over the Company, or over which the Company can exercise significant influence. Related parties include affiliates, principal owners, directors, executive management, their immediate family members, and entities under common control.

c) Key related party transactions

A summary of the Company’s related party transactions is as follows:

	2025	2024
Revenue	$394,633	$770,265
Lease expense payable to Formosa included in cost of goods sold	1,073,328	-
Rent expense included in general and administrative expense	2,124	4,381
Marketing expense included in general and administrative expense	71,287	-
Professional fees	259,834	225,794
Royalty expense	303,525	-
Interest expense	1,850,868	110,795
Imputed interest expense	490,630	-
Other expense	1,930,000	-
Total related party transactions	$6,376,229	$1,111,235

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

Revenue

During the year ended December 31, 2025, the Company recognized revenue of $394,633 (2024 - $770,265) from D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor (Note 15).

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025. During the year ended December 31, 2025, the Company incurred lease expense of $1,073,328 associated with the Formosa lease, which is included in cost of goods sold.

Rent

Effective February 1, 2023, the Company entered into a rental agreement granting it the right to use office space located at Suite 3600, 888 5th Avenue SW, Calgary, Alberta, Canada, T2P 3R7 for a monthly rent of CAD $500 per month. This space was provided by a company affiliated with Richard Orman (“Mr. Orman”), chairman of the Company’s board of directors. The Company ceased using the office space and accordingly stopped accruing rent expense after June 30, 2025. During the year ended December 31, 2025, the Company incurred rent expense of $2,124 (2024 - $4,381) for this space which is recorded as a general and administrative expense.

Marketing expense

During the year ended December 31, 2025, the Company incurred marketing expense of $71,287 (2024 - $nil) with Sky Home Services LLC, a company managed by Mr. Tal, which is recorded as a general and administrative expense.

Professional fees

•

During the year ended December 31, 2025, the Company incurred professional expenses of $203,727 (2024 - $180,899) related to accounting fees payable to Invictus Accounting Group LLP (“Invictus”), a company which provides part-time CFO, financial reporting, and bookkeeping services to the Company. Mr. Oliver Foeste is the Managing Partner of Invictus.

•

During the year ended December 31, 2025, the Company incurred professional expenses of $56,107 payable to Fabian Vancott (2024 - $44,895) related to legal fees. Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into a security and royalty agreement with Koze (the “Royalty Agreement”) (Note 2), pursuant to which the Company is required to pay a monthly royalty of CAD $0.20 per gram on cannabis product sales, payable at the beginning of the month for the previous month, as additional consideration related to the lease with Formosa. Immediately upon failure to pay the royalty when due, the royalty rate increases to CAD $0.40 per gram sold for the applicable month. As of December 31, 2025, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until May 31, 2026. During the year ended December 31, 2025, the Company sold 1,046,769 grams of cannabis products and incurred a royalty expense of $303,525 (2024 - $nil).

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

Interest expense

•	During the year ended December 31, 2025, the Company incurred interest expense on promissory and convertible notes with Mr. Tal of $82,602 (2024 - $110,795).
•	During the year ended December 31, 2025, the Company incurred interest expense on promissory and convertible notes with Koze of $1,264,887.
•	During the year ended December 31, 2025, the Company incurred interest expense on promissory note with Formosa of $102,648.
•	During the year ended December 31, 2025, the Company incurred interest expense on rent in default with Formosa of $400,731.

Imputed interest expense

•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Mr. Tal of $29,675 (2024 - $nil).
•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory and convertible notes with Koze of $386,231.
•	During the year ended December 31, 2025, the Company incurred imputed interest expense on promissory note with Formosa of $74,724.

Other expense

During the year ended December 31, 2025, the Company made a one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense (Note 18).

d) Amounts due to related parties

A summary of the Company’s related party liabilities as at December 31, 2025 and 2024, is as follows:

	2025	2024
Accounts payable and accrued liabilities	$5,416,889	$1,038,963
Accrued interest	1,352,899	56,298
Convertible notes	-	212,555
Loans payable to related parties	13,116,485	462,818
Royalty payable	305,492	-
Obligation to issue shares	2,166,681	1,827,005
Total related party liabilities	$22,358,446	$3,597,639

Accounts payable and accrued liabilities

As at December 31, 2025, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at December 31, 2025, $4,283,706 was payable to Formosa for outstanding lease payments. As at December 31, 2025, accrued interest on unpaid lease payments on the Formosa lease was $1,037,180.
•	As at December 31, 2025, $146,306 (December 31, 2024 - $89,392) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services provided to the Company.
•	As at December 31, 2025, $319,279 (December 31, 2024 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•	As at December 31, 2025, $551,953 (December 31, 2024 - $525,754) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022. Mr. Colvin has disputed this amount and is asserting a claim for $1,679,060. As of December 31, 2025, the Company is in the process of reviewing the claim and remains in ongoing discussions with Mr. Colvin. No resolution has been reached with respect to this matter.
•	As at December 31, 2025, $115,645 (December 31, 2024 - $104,538) was payable to Fabian Vancott in respect of unpaid legal fees.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

Loans payable to related parties

As at December 31, 2025, the loans payable to related parties consists of the following:

PLC International Investments Inc. (“PLC”)

•	A $13,430 interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company;

Loans payable to Koze

On March 11, 2025, Koze became a related party upon the appointment of its manager as a director of the Company. As a result, the balance owing on promissory notes was reclassified from notes payable to loans payable to related parties during the three months ended March 31, 2025 (Note 2).

On August 7, 2025, the Company entered into the Debt Modification agreement with Koze to amend the annual interest rates on all outstanding promissory and convertible notes held by Koze to 6%, compounding annually.

•	Koze LTB:

On November 22, 2023, the Company entered into promissory notes of $2,550,000 with Koze, as part of the LTB transaction (Note 6), bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Koze. On March 18, 2026, Mr. Tal and Koze agreed to extend the maturity date of the promissory notes to December 31, 2026.

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $2,550,000 and $555,406, respectively, were extinguished. A new note (“Koze LTB”) of $2,978,661 bearing 6% interest, compounding annually, was recognized resulting in a gain of $126,745 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recognized interest expense of $268,604 and imputed interest expense of $114,817 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $3,093,478 and accrued interest payable on the note was $76,062.

•	Koze A:

On May 25, 2023, the Company entered into a promissory note with Koze, bearing interest at 24% compounded monthly, to fund for certain documented expenses.

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze A”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company received additional funding of $216,924 under the note. During the year ended December 31, 2025, the Company recognized interest expense of $173,181 and imputed interest expense of $48,650 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $1,400,243 and accrued interest payable on the note was $31,070.

•	Koze B:

On May 25, 2023, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly, to fund certain documented expenses.

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company received additional funding of $498,630 under the note. During the year ended December 31, 2025, the Company recognized interest expense of $763,630 and imputed interest expense of $204,591 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $5,529,686 and accrued interest payable on the note was $132,215.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

•	Koze C:

On February 8, 2024, the Company entered into another promissory note with Koze, bearing interest at 24% compounded monthly.

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $275,000 and $97,403, respectively, were extinguished. A new note (“Koze C”) of $330,551 bearing 6% interest, compounding annually, was recognized resulting in a gain of $41,852 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recognized interest expense of $46,668 and imputed interest expense of $13,150 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $343,701 and accrued interest payable on the note was $8,394.

•	Koze convertible note (“Koze CN”):

The Company has a convertible note with Koze, bearing interest at 24%.

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $68,555 and $75,714, respectively, were extinguished. A new note, Koze CN, of $126,275 bearing 6% interest, compounding annually, was recognized resulting in a gain of $17,995 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recognized interest expense of $12,804 and imputed interest expense of $5,023 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $131,298 and accrued interest payable on the note was $3,207.

During the year ended December 31, 2025, Koze made payments of$2,086,675 directly to the Company’s suppliers. In addition, $819,867 was received directly by Koze, as collections from customers.

Loans payable to Mr. Tal

On August 7, 2025, the Company entered into the Debt Modification agreement with Mr. Tal to amend the annual interest rates on all outstanding promissory and convertible notes held by him to 6%, compounding annually.

•	Mr. Tal LTB:

On November 22, 2023, the Company entered into a promissory note of $450,000 with Mr. Tal as part of the LTB transaction (Note 6), bearing interest at 13% per annum. Originally due on November 22, 2024, the maturity date for this note was extended to December 31, 2025, by agreement with Mr. Tal. On March 18, 2026, Mr. Tal and Koze agreed to extend the maturity date of the promissory notes to December 31, 2026. .

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $438,296 and $89,768, respectively, were extinguished. A new note (“Mr. Tal LTB”) of $507,422 bearing 6% interest, compounding annually, was recognized resulting in a gain of $20,641 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recorded payments to the note of $77,729 (2024 - $nil). During the year ended December 31, 2025, the Company recognized interest expense of $45,357 (2024 - $58,660) and imputed interest expense of $17,954 related to the note. As at December 31, 2025, the outstanding balance on the note was $447,647 (December 31, 2024 - $450,000) and accrued interest payable on the note was $11,887 (December 31, 2024 - $56,298).

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

•	Mr. Tal convertible note (“Mr. Tal CN”):

The Company has a convertible note with Mr. Tal, bearing interest at 24%.

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $212,555 and $121,427, respectively, were extinguished. A new note, Mr. Tal CN, of $294,850 bearing 6% interest, compounding annually, was recognized resulting in a gain of $39,132 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recognized interest expense of $37,245 (2024 - $52,135) and imputed interest expense of $11,721 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $306,571 (December 31, 2024 - $212,555) and accrued interest payable on the note was $7,488 (December 31, 2024 - $91,669).

Promissory note with Formosa

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000, bearing interest at 5% per annum, with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility.

As a result of the Debt Modification (Note 9), principal and accrued interest outstanding related to the note as of August 7, 2025 of $1,930,000 and $58,098, respectively, were extinguished. A new note of $1,775,707 bearing 6% interest, compounding annually, was recognized resulting in a gain of $212,391 from extinguishment, recorded directly to additional paid-in capital.

During the year ended December 31, 2025, the Company recognized interest expense of $102,648 and imputed interest expense of $74,724 related to the note. As at December 31, 2025, the outstanding principal balance on the note was $1,850,431 (December 31, 2024 - $nil) and accrued interest payable on the note was $45,396 (December 31, 2024 - $nil).

A summary of the Company’s loans payable to related parties as at December 31, 2025 and 2024 is as follows:

	2025	2024
PLC	$13,430	$23,510
Koze LTB	3,093,478	-
Koze A	1,400,243	-
Koze B	5,529,686	-
Koze C	343,701	-
Koze CN	131,298	-
Mr. Tal LTB	447,647	439,308
Mr. Tal CN	306,571	-
Promissory note with Formosa	1,850,431	-
	$13,116,485	$462,818

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

A summary of the accrued interest of the Company’s loans payable to related parties (Note 8) as at December 31, 2025 and 2024 is as follows:

	2025	2024
Koze LTB	$76,062	$-
Koze A	31,070	-
Koze B	132,215	-
Koze C	8,394	-
Koze CN	3,207	-
Mr. Tal LTB	11,887	56,298
Mr. Tal CN	7,488	-
Promissory note with Formosa	45,396	-
	$315,719	$56,298

Royalty payable

Pursuant to the Royalty Agreement, as of December 31, 2025, the royalty amount payable to Koze was $305,492 (CAD $418,707) (2024 - $nil).

Obligation to issue shares

As at December 31, 2025, the Company has an obligation to issue an additional 166,668 preferred shares Series C to each of Mr. Tal and Koze (December 31, 2024 - 150,799 each) as part of the LTB transaction, valued at $1,083,341 for each party (December 31, 2024 - $1,827,005 each).

NOTE 13 - LIABILITY FOR RIGHT-OF-USE BUILDING

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term as at December 31, 2025 and 2024, is as follows:

	2025	2024
Weighted average discount rate	16.9%	16.9%
Weighted average remaining lease term	16.0 years	16.9 years

A summary of supplementary information of the Company’s operating lease liabilities is as follows:

	2025	2024

Interest expense	$1,003,464	$980,698
Depreciation	41,866	247,480
Operating lease-related payments included in accounts payable and accrued liabilities	$1,073,328	$758,738

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 13 - LIABILITY FOR RIGHT-OF-USE BUILDING (continued)

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases as at December 31, 2025 is as follows:

2026	$1,094,411
2027	1,094,411
2028	1,094,411
2029	1,094,411
2030	1,094,411
Thereafter	12,038,524
Total undiscounted cashflows	17,510,579
Less: imputed interest on operating lease	(11,476,499)
Liability for right-of-use building, total	6,034,080
Liability for right-of-use building, current portion	1,000,479
Liability for right-of-use building, non-current portion	$5,033,601

As at December 31, 2025, the Company has not made any payments on its lease liabilities. The unpaid lease payments for the year ended December 31, 2025 of $1,073,328 (2024 - $797,145) were recorded in accounts payable and accrued liabilities.

For the year ended December 31, 2025, the Company recognized interest expense related to rent in default of $400,731 (2024 - $628,078) associated with these unpaid lease payments. Under the terms of the agreement, a default occurs if Alberta Ltd. fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in Alberta Ltd. the security interest will remain in place until all obligations are fully satisfied. As of December 31, 2025, Alberta Ltd. has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in Alberta Ltd. until May 31, 2026 (Note 2).

As at December 31, 2025, the accrued interest related to rent in default (Note 8) was $1,037,180 (December 31, 2024 - $597,872).

NOTE 14 - SHAREHOLDERS’ DEFICIT

Preferred shares

The Company is authorized to issue up to 3,200,000 shares of one or more series of preferred shares at a par value of $1.00 per share. The Board of Directors may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences.

Preferred shares Series A

Each share of the Company’s convertible preferred shares Series A (“Series A Shares”) is non-redeemable, entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders; is convertible into 1,250 shares of common shares and each vote is on an as-converted basis. In addition, the holders of outstanding Series A Shares will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common shares, whereupon the holders of the Series A Shares will receive a dividend on the number of shares of common shares into which each share of Series A Shares is convertible.

The beneficial conversion feature (“BCF”) attributed to the purchase of the Series A Shares was deemed to have no value on the date of purchase because there was no public trading market for the Series A Shares, and none is expected to develop in the future. Therefore, the BCF related to the Series A Shares was considered to have no value on the date of issuance.

On March 5, 2024, 10,000 shares of Series A Shares were converted into 12,500,000 common shares of the Company. There were no conversions during the year ended December 31, 2025.

As at December 31, 2025, 74,416 (December 31, 2024 - 74,416) shares of Series A Shares were issued and outstanding.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 14 - SHAREHOLDERS’ DEFICIT (continued)

Preferred shares Series B

The Company has 455,000 units at a price of $1.00 per unit. Each unit consists of one share of convertible preferred shares Series B (“Series B Shares”) and one common share purchase warrant (“Common Warrant”) with no expiry date. Each Series B Share is convertible into common share at the election of the holder. Each Common Warrant is exercisable into one common shares at the election of the holder at an exercise price of $2.00 per share, which offering is to be offered only to “accredited investors,” as that term is defined in Rule 501 of Regulation D of the Securities and Exchange Commission regulations.

On March 28, 2024, the Company cancelled 2,000,000 shares of Series B Shares originally issued during the year ended December 31, 2022 as a deposit on the acquisition of LTB.

There were no conversions during the year ended December 31, 2025. As at December 31, 2025, 455,000 (December 31, 2024 - 455,000) Series B Shares were issued and outstanding.

Preferred shares Series C

Each share of the Company’s preferred shares Series C (“Series C”) issued in connection with the investment in LTB (Note 6) is convertible into 1,250 common shares of the Company and entitles the holder to 1,250 votes on all matters submitted to a vote of the shareholders. In addition, the holders of outstanding Series C Shares will only be entitled to receive dividends upon declaration by the Board of Directors of a dividend payable on the Company’s common shares, whereupon the holders of the Series C Shares will receive a dividend on the number of common shares into which each share of Series C is convertible.

In March 2024, the Company noted a historical accounting treatment error whereby the 100,000 Series C shares issued in March 2023 had been recorded at the stated value rather than the par value. As a result, during the year ended December 31, 2024 the Company adjusted the value of the Series C shares to their par value of $1 per share, for a total par value of $100,000, with the remaining $650,000 of stated value being reclassified to additional paid-in capital.

There were no conversions during the year ended December 31, 2025. As at December 31, 2025, 100,000 (December 31, 2024 - 100,000) Series C Shares were issued and outstanding.

Common shares

The Company is authorized to issue 5,000,000,000 common shares at a par value of $0.0001 per share. As at December 31, 2025, 662,501,405 (December 31, 2024 - 662,501,405) common shares were issued and outstanding.

The Company issued 204,353,254 common shares upon the conversion of $134,910 of convertible notes during 2024.

On March 8, 2024, the Company issued 4,895,849 common shares upon the cashless exercise of 5,000,000 Common Warrants.

There were no share capital transactions during the year ended December 31, 2025.

Shares to be issued

During the year ended December 31, 2025, the Company recorded 16,000,000 common shares to be issued in connection with an investor relations consulting services agreement with another company. The Company recognized investor relations expense of $142,800 within general and administrative expenses. The related shares to be issued were recognized at par value of $0.0001 per share, totaling $1,600, with the remaining $141,200 recorded as additional paid‑in capital.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 14 - SHAREHOLDERS’ DEFICIT (continued)

Share purchase warrants

A summary of the Company’s share purchase warrant activity is as follows:

	Number of share purchase warrants		Weighted average exercise price

Shares purchase warrants outstanding, December 31, 2023	#	28,722,740	$0.06
Issued		17,222,200	0.01
Redeemed		(5,000,000)	0.03
Expired		(1,020,000)	1.02
Share purchase warrants outstanding, December 31, 2024 and December 31, 2025	#	39,924,940	$0.02

A summary of the number of the Company’s share purchase warrants outstanding and exercisable as at December 31, 2025 is as follows:

Expiration date	Number of share purchase warrants		Weighted average exercise price	Weighted average remaining life (Years)
May 10, 2026	#	477,778	$0.30	0.36
February 15, 2028	#	12,222,200	$0.01	2.13
November 22, 2028	#	27,224,962	$0.02	2.89
	#	39,924,940	$0.02

There were no share purchase warrants transactions during the year ended December 31, 2025.

During the year ended December 31, 2024, 17,222,200 share purchase warrants were issued in connection with the issuance of $17,222 of promissory notes, each entitling the holder to purchase one common share of the Company at $0.01 per share with an expiration date of February 15, 2028, which include a portion of the share purchase warrants that can be exercised without cash consideration.

Additional paid-in capital

Pursuant to the Debt Modification (Note 9), as of August 7, 2025 the principal and accrued interest outstanding on all promissory notes and convertible notes held by Mr. Tal and Koze, both related parties, were extinguished and new notes were recognized resulting in a total gain of $1,256,853 from extinguishment (Note 12), which was recorded directly to additional paid-in capital given the related party nature of the transaction.

As at December 31, 2025, $141,200 was recognized as additional paid in capital for shares to be issued to another company as consideration for providing investor relations services.

NOTE 15 - REVENUE

The Company generates revenue from the sale of cannabis and related products to its customers. The Company entered into a supply agreement on February 12, 2024 with Cantek, an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor, thereby making Cantek a related party of the Company. Cantek, a major customer of the Company, operates in the medical cannabis industry in Israel and is assisting with increasing the Company’s presence in Israel. During the year ended December 31, 2025, the Company recognized revenue of $394,633 (2024 - $770,265) from Cantek (Note 12), which was 29% of the total revenue (2024 - 94%). Due to the escalation of geopolitical conflict between Israel and Iran in February 2026 an uncertainty exists that may adversely affect the sale and distribution of the Company’s products to Cantek.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 15 – REVENUE (continued)

During the year ended December 31, 2025, the Company also recognized revenue of $861,476 (2024 - $nil) from the sale of cannabis products to a pharmaceutical company based in Germany. This comprised 63% of the revenues generated during the year ended December 31, 2025.

NOTE 16 - COST OF GOODS SOLD

A summary of the Company’s cost of goods sold is as follows:

	2025	2024
Direct materials	$192,654	$322,594
Direct labor	465,522	676,637
Depreciation	54,052	277,532
Overhead	750,484	593,437
Loss on impairment of inventory	1,984,359	1,884,864
	$3,447,071	$3,755,064

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As at December 31, 2025, the Company has outstanding borrowings under various loan agreements with multiple lenders, most of which are in default. Certain borrowings are secured by the Company’s assets, including equipment, investments and receivables. In the event of default, lenders may have the right to seize collateralized assets.

Steven Barber

As part of the Company’s acquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, the Company is currently reviewing with legal counsel to ascertain whether it has claims against Steven Barber arising out of his default of the Consulting Agreement the Company entered into as part of the AMS acquisition. In January 2020, the Company received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with the Company. The Company has reviewed whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement and noticed concerns.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Company does not believe that these situations present a probability of material risk. As of December 31, 2025, the Company has an outstanding payable of $549,780 included in accounts payable and accrued liabilities (December 31, 2024 - $549,780).

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by the Company to assist with fiscal year 2022 finance backfill and diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to the Company. The Company acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. As of December 31, 2025, the amount payable for services from Deloitte included in accounts payable and accrued liabilities was $34,530 (December 31, 2024 - $32,891).

Former Executives

Former executives John Cassels and Andrew Steedman (collectively the “plaintiffs”) have filed a lawsuit against the Company alleging wrongful termination, related misconduct, and unpaid compensation. The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. As of December 31, 2025, the Company maintains an accrual of approximately $931,571 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded, as the lawsuit remains in its early stages and the ultimate outcome is uncertain. The Company actively monitors this matter and will update its assessment as additional information becomes available.

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 17 - COMMITMENTS AND CONTINGENCIES (continued)

Astor Street LLC

Astor Street LLC was issued two promissory notes by the Company in January 2021 and granted a security interest in all present and after acquired assets of the Company. Astor Street LLC commenced a claim to recover the amounts owing for CAD $312,303 in April 2022, obtained default judgment in the amount of CAD $314,273 in March 2023. On September 30, 2025, Astor Street LLC took steps to seize assets belonging to the Company. The Company is currently assessing the validity of the claim and default judgment, and whether it is necessary to come to a negotiated resolution. As of December 31, 2025, the amounts payable for promissory notes to Astor Street LLC included in notes payable was $218,882 (CAD $300,000) (December 31, 2024 - $219,000 (CAD $300,000)).

NOTE 18 - OTHER EXPENSE

During the year ended December 31, 2025, a one-time adjustment of $1,930,000 was made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility (Note 12).

NOTE 19 - SEGMENT NOTE

The Company operates as a single operating segment. The Company's CODM is its CEO, who reviews financial information presented on a consolidated basis. The CODM uses revenue, cost of goods sold, consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow its operating profit margin and the allocation of budget between cost of goods sold, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the year ended December 31, 2025 and 2024:

	2025	2024

Revenue	$1,362,163	$820,137
Cost of goods sold	3,447,071	3,755,064
Gross loss	(2,084,908)	(2,934,927)

Operating expenses
General and administrative	489,641	145,713
Payroll and consulting fees	-	114,798
Professional fees	469,690	435,511
Royalty expense	303,525	-
Total operating expenses	1,262,856	696,022
Loss from operations	(3,347,764)	(3,630,949)

Other segment items	(7,783,684)	(6,274,840)
Net loss	$(11,131,448)	$(9,905,789)

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 20 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) excludes any dilutive effects of options, share purchase warrants, and convertible securities but does include the restricted shares of common shares issued. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common shares outstanding during the year.

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised using the treasury stock method or converted to common shares using the if-converted method. Diluted EPS calculations are determined by dividing net income by the weighted average number of shares of common shares and dilutive common share equivalents outstanding. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

As of December 31, 2025, convertible preferred shares outstanding totaled 629,416 shares (December 31, 2024 - 629,416 shares) and share purchase warrants outstanding totaled 39,924,940 warrants (December 31, 2024 - 39,924,940). The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

NOTE 21 - INCOME TAX

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

The provision for income tax expense for the years ended December 31, 2025 and 2024, consisted of the following:

	2025	2024
Deferred tax benefit
US - Federal	$1,250,031	$261,593
US - State	206,910	43,300
Canada	1,542,620	1,399,592
Total deferred tax benefit	2,999,561	1,704,485

Valuation allowance	(2,999,561)	(1,704,485)
Income tax expense	$-	$-

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 21 - INCOME TAX (continued)

The following table sets forth a reconciliation of the statutory federal and state income tax for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Loss before tax	$(11,131,448)	$(9,905,789)
Statutory tax rate	24.48%	24.48%
Income tax recovery computed at statutory rate	(2,724,533)	(2,424,541)

Foreign Tax Effects:
Canada:
Statutory tax rate difference between United States and Canada	79,356	87,211
Adjustment to prior years provision versus statutory tax returns and others	(199,754)	(563,093)
Temporary differences originated in the year	55,753	182,509
Others	125	-
Changes in valuation allowances	1,542,620	1,399,592

Non-deductible expenditures
Revaluation (gain) loss - obligation to issue shares	(364,038)	844,370
Revaluation loss - extinguishment of debt	-	169,059
Change in valuation allowance	1,610,471	304,893
Income tax expense	$-	$-

Treasury Department, the IRS, or other standard-setting bodies, which may result in adjustments to the amounts recorded, including the valuation allowance.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows:

	2025	2024
Deferred tax assets (liabilities)
Net operating loss carryforwards	$26,251,807	$24,590,884
Equipment	(7,005)	(7,540)
Inventory	(4,546)	(13,735)
Lease liability, net of right-of-use asset	198,792	105,701
Derivative conversion feature	491,840	283,756
Other	1,450,908	19,277
Write-off of accounts payable and accrued liabilities	(102,064)	-
Less: valuation allowance	(28,279,732)	(24,978,343)
Net deferred tax assets	$-	$-

As at December 31, 2025, the Company had approximately $96,000,000 of federal net operating loss carryforwards in the United States. State net operating loss carryforwards begin to expire in 2033. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards could be subject to annual limitations against taxable income in future periods which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any IRC Section 382 limitation. To the extent there is a limitation, there could be a substantial reduction in the deferred tax asset with an offsetting reduction in the valuation allowance. As at December 31, 2025, the Company had approximately $12,000,000 of Canadian non-capital losses which begin to expire in 2037. As at December 31, 2025 and 2024, the Company has no unrecognized income tax benefits.

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

CANNAPHARMARX, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024 (in United States dollars)

NOTE 22 - SUBSEQUENT EVENTS

On January 8, 2026, Richard Orman resigned from the Board of Directors of the Company.

Pursuant to an investor relations agreement with another company, the Company agreed to issue 16,000,000 common shares in exchange for services provided. The shares were issued subsequent to December 31, 2025, but prior to the issuance of these financial statements.

