Form 10-Q
period 2026-03-31
CANNAPHARMARX, INC.
filed 2026-05-20
CIK 1081938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common shares issued and outstanding as of May 20, 2026, was 678,501,405 shares.

CANNAPHARMARX, INC.

March 31, 2026

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS (in United States dollars)

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
Current assets
Cash	$633	$1,804
Goods and services tax receivable	19,064	29,832
Accounts receivable	6,944	164,430
Inventory	902,913	1,115,322
Total current assets	929,554	1,311,388

Non-current assets
Equipment, net	176,101	127,029
Right-of-use building, net	5,475,079	5,579,987
Total assets	$6,580,734	$7,018,404

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,232,578	$10,059,415
Accrued interest	2,157,329	1,720,278
Deferred revenue	-	260,561
Notes payable	478,270	482,661
Convertible notes	1,017,004	1,017,004
Derivative conversion feature	1,208,438	2,009,476
Loans payable to related parties, current portion	13,130,027	12,567,911
Royalty payable	429,520	305,492
Liability for right-of-use building, current portion	983,755	1,000,479
Obligation to issue shares	1,849,155	2,166,681
Total current liabilities	31,486,076	31,589,958
Non-current liability
Loans payable to related parties	433,696	548,574
Liability for right-of-use building	4,930,850	5,033,601
Total liabilities	$36,850,622	$37,172,133

SHAREHOLDERS’ DEFICIT
Preferred shares series A, $1.00 par value, 100,000 shares authorized, 74,416 issued and outstanding as at March 31, 2026 and December 31, 2025	$74,416	$74,416
Preferred shares series B, $1.00 par value, 3,000,000 shares authorized, 455,000 shares issued and outstanding as at March 31, 2026 and December 31, 2025	455,000	455,000
Preferred shares series C, $1.00 par value, 100,000 shares authorized, 100,000 shares issued and outstanding as at March 31, 2026 and December 31, 2025	100,000	100,000
Common shares, $0.0001 par value; 5,000,000,000 and 5,000,000,000 shares authorized, 678,501,405 and 662,501,405 issued and outstanding as at March 31, 2026 and December 31, 2025, respectively	67,850	66,250
Shares to be issued	-	1,600
Treasury shares, $0.0001 par value 6,230,761 shares as at March 31, 2026 and December 31, 2025	623	623
Additional paid-in capital	81,520,643	81,520,643
Accumulated deficit	(112,697,611)	(112,315,590)
Accumulated other comprehensive income	209,191	(56,671)
Total shareholders’ deficit	(30,269,888)	(30,153,729)
Total liabilities and shareholders’ deficit	$6,580,734	$7,018,404

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the three months ended March 31, 2026 and 2025 (in United States dollars) (Unaudited)

	Three months ended March 31,
	2026	2025

Revenue	$627,462	$335,319
Cost of goods sold	1,036,915	837,926
Gross loss	(409,453)	(502,607)

Operating expenses
General and administrative	35,814	38,641
Professional fees	105,856	136,337
Royalty expense	131,220	-
Total operating expenses	272,890	174,978
Loss from operations	(682,343)	(677,585)

Other income (expenses)
Change in the fair value of derivative conversion feature	801,038	641,711
Change in the fair value of obligation to issue shares	317,527	1,880,911
Foreign exchange gain (loss)	(31,084)	9,885
Interest expense	(475,617)	(615,516)
Imputed interest expense	(311,542)	-
Other expense	-	(1,930,000)
Total other income (expenses)	300,322	(13,009)
Net loss	(382,021)	(690,594)
Foreign currency translation adjustment	265,862	(6,891)
Net comprehensive loss	$(116,159)	$(697,485)

Basic and diluted income (loss) per share of common shares	$(0.00)	$(0.00)

Weighted average number of shares outstanding	669,790,294	662,501,405

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2026 and 2025 (in United States dollars) (Unaudited)

	Three months ended March 31,
	2026	2025

Operating activities
Net loss	$(382,021)	$(690,594)
Adjustments for non-cash items:
Amortization and depreciation included in cost of goods sold	(15,808)	(18,509)
Amortization and depreciation	15,808	18,509
Change in the fair value of derivative conversion feature	(801,038)	(641,711)
Change in the fair value of obligation to issue shares	(317,527)	(1,880,911)
Foreign exchange loss	31,084	-
Other expense	-	1,930,000
Interest expense	475,617	615,516
Imputed interest expense	311,542	-
Loss on impairment of inventory included in cost of goods sold	493,722	479,933
Changes in operating assets and liabilities:
Goods and services tax receivable	10,435	(2,786)
Accounts receivable	(358,784)	(261,129)
Inventory	(281,019)	(416,310)
Deferred revenue	(260,343)	66,148
Royalty payable	131,220	-
Accounts payable and accrued liabilities	703,456	200,463
Cash used in operating activities	(243,656)	(601,381)

Financing activities
Proceeds from related party loans	242,485	600,433
Cash provided by financing activities	242,485	600,433

Net change in cash	(1,171)	(948)
Cash, beginning of period	1,804	2,156
Cash, end of period	$633	$1,208

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash financing and investing activities:
Cash received by related parties directly from customers	$516,021	$-
Cash paid by related parties directly to suppliers	$519,531	$-
Equipment in accounts payable and accrued liabilities	$55,118	$-
Reclassification of notes payable to loans payable to related parties	$-	$6,809,386

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (in United States dollars) (Unaudited)

	Preferred Shares		Preferred Shares		Preferred Shares										Accumulated
	Series A		Series B		Series C		Common Shares		Shares to be issued		Treasury Shares		Additional		Other	Total
	Number		Number		Number		Number		Number		Number		Paid-in	Accumulated	Comprehensive	Shareholders’
	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	of shares	Value	Capital	Deficit	(Loss) Income	Deficit
Balance, December 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	-	-	6,230,761	$623	$80,122,590	$(101,184,142)	$555,626	$(19,809,637)
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,891)	(6,891)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(690,594)	-	(690,594)
Balance, March 31, 2025	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	-	-	6,230,761	$623	$80,122,590	$(101,874,736)	$548,735	$(20,507,122)
Related party loan modification, adjustment	-	-	-	-	-	-	-	-	-	-	-	-	1,256,853	-	-	1,256,853
Shares to be issued	-	-	-	-	-	-	-	-	16,000,000	1,600	-	-	141,200	-	-	142,800
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(605,406)	(605,406)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,440,854)	-	(10,440,854)
Balance, December 31, 2025	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	16,000,000	1,600	6,230,761	$623	$81,520,643	$(112,315,590)	$(56,671)	$(30,153,729)
Issuance of common shares	-	-	-	-	-	-	16,000,000	1,600	(16,000,000)	(1,600)	-	-	-	-	-	-
Change in foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	265,862	265,862
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(382,021)	-	(382,021)
Balance, March 31, 2026	74,416	$74,416	455,000	$455,000	100,000	$100,000	678,501,405	$67,850	-	-	6,230,761	$623	$81,520,643	$(112,697,611)	$209,191	$(30,269,888)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency on December 22, 2022, and commenced cannabis production during the year ended December 31, 2023. Our common shares are traded on the OTC Pink Sheets under the trading symbol “CPMD.”

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

Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements (the “financial statements”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

All figures are in United States (“US”) dollars (“USD”) unless indicated otherwise. All references to “CAD” are to Canadian dollars.

Foreign currency translation

As at March 31, 2026, the official exchange rate for the translation of CAD to USD was 0.7174 (December 31, 2025 - 0.7296). During the three months ended March 31, 2026, the official average exchange rate for translation of CAD to USD was 0.7290 (2025 - 0.6968).

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

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised using the treasury stock method or converted to common shares using the if-converted method. Diluted EPS calculations are determined by dividing net income by the weighted average number of shares of common shares and dilutive common shares equivalents outstanding. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of March 31, 2026, convertible preferred shares outstanding totaled 629,416 shares (December 31, 2025 - 629,416 shares) and share purchase warrants outstanding totaled 39,924,940 (December 31, 2025 - 39,924,940). The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

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

The Company’s financial assets and liabilities comprise of cash, accounts receivable, accounts payable and accrued liabilities, accrued interest, notes payable, convertible notes, derivative conversion feature, loans payable to related parties, royalty payable and obligation to issue shares.

The Company measures the fair value of its convertible notes, derivative conversion feature and obligation to issue shares based on Level 3 hierarchy.

There are no other financial assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet. As at March 31, 2026, the carrying values of the Company’s financial instruments approximate their fair values.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to the impairment of long-lived assets, the valuation of financial instruments, the valuation of inventory, the provision of income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as at the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

In preparing these financial statements, the Company is exposed to the same sources of estimation uncertainty as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification of prior period amounts

Rent expense for the three months ended March 31, 2025 of $1,045 has been reclassified to general and administrative expenses, and foreign exchange gain for the three months ended March 31, 2025 of $9,885 has been reclassified from general and administrative expenses and presented within other income. These reclassifications had no impact on the Company’s loss from operations or net comprehensive loss for any period presented.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at March 31, 2026, the Company had cash of $633 (December 31, 2025 - $1,804), a working capital deficiency of $30,556,522 (December 31, 2025 - $30,278,570) and an accumulated deficit of $112,697,611 (December 31, 2025 - $112,315,590). Additionally, during the three months ended March 31, 2026, the cash used in operating activities was $243,656 (2025 - $601,381).

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

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (“Alberta Ltd.”), which operates the Company’s principal business activities, including the cultivation, processing, and distribution of cannabis, entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California-based limited liability company engaged in providing financing and investment services. Alberta Ltd. is a subsidiary of the Company in which Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Pursuant to the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month. If royalty payments are not made on time, the applicable rate increases. The agreement stipulates that a default occurs if Alberta Ltd. fails to make royalty or lease payments for three consecutive months, or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in Alberta Ltd., which will remain in place until all obligations are fully satisfied. As of March 31, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising his rights over the ownership interest until May 31, 2026. The Company also incurred royalty expenses under the agreement and recorded a related liability in accounts payable and accrued liabilities as of March 31, 2026.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 3 - INVENTORY

A summary of the Company’s inventory as at March 31, 2026 and December 31, 2025 is as follows:

	2026	2025

Finished goods, net of impairment provision from prior periods	$741,495	$827,537
Work in process, net of impairment provision from prior periods	647,292	774,265
Less: impairment of work in process inventory included in cost of goods sold	(485,874)	(486,480)
	$902,913	$1,115,322

The Company evaluates its inventory, including work in progress, at each reporting period to ensure it is stated at the lower of cost or net realizable value (“NRV”). NRV is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

If the estimated NRV of inventory is less than its recorded cost, the Company records a write-down to reflect the inventory at NRV. Such write-downs are recognized in cost of goods sold in the period identified.

NOTE 4 - DERIVATIVE CONVERSION FEATURE

A summary of Company’s derivative conversion feature which arises from convertible notes as at March 31, 2026 is as follows:

Balance, December 31, 2024	$1,159,324
Changes in fair value of derivative conversion feature	850,152
Balance, December 31, 2025	2,009,476
Changes in fair value of derivative conversion feature	(801,038)
Balance, March 31, 2026	$1,208,438

The Company used an option pricing model to calculate the derivative conversion feature. A summary of the Company’s weighted average inputs used in the model for the three months ended March 31, 2026 and the year ended December 31, 2025 is as follows:

	Period ended March 31, 2026	Year ended December 31, 2025
Share price	$0.004	$0.005
Exercise price	$0.003	$0.002
Risk-free interest rate	3.00%	2.90%
Expected volatility	352.40%	348.80%
Expected life	1.00 year	1.00 year
Expected dividend yield	0.00%	0.00%

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS

A related party is any individual or entity that can exercise significant influence over the Company, or over which the Company can exercise significant influence. Related parties include affiliates, principal owners, directors, executive management, their immediate family members, and entities under common control. The Company has a significant amount of related party balances and transactions.

a) Key related party transactions

A summary of the Company’s related party transactions is as follows:

	Three months ended March 31,
	2026	2025
	$	$
Revenue	627,462	-
Lease expense due to Formosa included in cost of goods sold	273,374	261,285
Professional fees	53,758	112,363
Royalty expense	131,220	-
Interest expense	360,188	585,063
Imputed interest expense	311,542	-
Other expense	-	1,930,000

Revenue

During the three months ended March 31, 2026, the Company recognized all of its revenue of $627,462 (2025 - $nil) from related parties being D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor.

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025. During the three months ended March 31, 2026, the Company recognized interest expense related to rent in default of $161,323 (2025 - $154,702), associated with unpaid lease payments.

During the three months ended March 31, 2026, the Company incurred lease expense of $273,374 (2025 - $261,285) associated with the Formosa lease, which is included in cost of goods sold.

Professional fees

•	During the three months ended March 31, 2026, the Company incurred professional expenses of $42,733 (2025 - $78,363) related to accounting fees payable to Invictus Accounting Group LLP (“Invictus”), a company which provides part-time CFO, financial reporting, and bookkeeping services to the Company. Mr. Oliver Foeste is the Managing Partner of Invictus.
•	During the three months ended March 31, 2026, the Company incurred professional expenses of $11,025 payable to Fabian Vancott (2025 - $34,000) related to legal fees. Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into a security and royalty agreement with Koze (the “Royalty Agreement”) (Note 2), pursuant to which the Company is required to pay a royalty of CAD $0.20 per gram on cannabis product sales, payable at the beginning of the month for the previous month, as additional consideration related to the lease with Formosa. Immediately upon failure to pay the royalty when due, the royalty rate increases to CAD $0.40 per gram sold for the applicable month. As of March 31, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until May 31, 2026.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

During the three months ended March 31, 2026, the Company sold 450,000 grams of cannabis products, and for the three months ended March 31, 2026, the Company incurred a royalty expense of $131,220 (2025 - $nil).

Interest expense

•	During the three months ended March 31, 2026, the Company incurred interest expense on promissory and convertible notes with Mr. Tal of $11,153 (2025 - $14,425).
•	During the three months ended March 31, 2026, the Company incurred interest expense on promissory and convertible notes with Koze of $160,108 (2025 - $415,936).
•	During the three months ended March 31, 2026, the Company incurred interest expense on promissory note with Formosa of $27,604 (2025 - $nil).
•	During the three months ended March 31, 2026, the Company incurred interest expense on rent in default with Formosa of $161,323 (2025 - $154,702).

Imputed interest expense

•	During the three months ended March 31, 2026, the Company incurred imputed interest expense on promissory and convertible notes with Mr. Tal of $17,099 (2025 - $nil).
•	During the three months ended March 31, 2026, the Company incurred imputed interest expense on promissory and convertible notes with Koze of $248,108 (2025 - $nil)
•	During the three months ended March 31, 2026, the Company incurred imputed interest expense on promissory and convertible notes with Formosa of $46,335 (2025- $nil).

Other expense

During the three months ended March 31, 2025, the Company made a non-cash one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense.

b) Amounts due to related parties

A summary of the Company’s related party liabilities as at March 31, 2026 and December 31, 2025, is as follows:

	2026	2025

Accounts payable and accrued liabilities	$5,609,993	$5,416,889
Accrued interest	1,675,619	1,352,899
Loans payable to related parties	13,563,723	13,116,485
Royalty payable	429,520	305,492
Liability for right-of-use building	5,914,605	6,034,080
Obligation to issue shares	1,849,155	2,166,681
Total related party liabilities	$29,042,615	$28,392,526

Accounts payable and accrued liabilities

As at March 31, 2026, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at March 31, 2026, $4,481,131 (December 31, 2025 - $4,283,706) was payable to Formosa for outstanding lease payments. As at March 31, 2026, accrued interest on unpaid lease payments on the Formosa lease was $1,178,602 (December 31, 2025 - $1,037,180).
•	As at March 31, 2026, $141,896 (December 31, 2025 - $146,306) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services provided to the Company.
•	As at March 31, 2026, $319,279 (December 31, 2025 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

•	As at March 31, 2026, $542,727 (December 31, 2025 - $551,953) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022. Mr. Colvin has disputed this amount and is asserting a claim for $1,679,060. As of March 31, 2026, the Company is in the process of reviewing the claim and remains in ongoing discussions with Mr. Colvin. No resolution has been reached with respect to this matter.
•	As at March 31, 2026, $124,960 (December 31, 2025 - $115,645) was payable to Fabian Vancott in respect of unpaid legal fees.

Loans payable to related parties

On August 7, 2025, the Company entered into an agreement (the “Debt Modification”) with Mr. Tal, Koze and Formosa to amend the annual interest rates on all outstanding promissory and convertible notes held by them to 6%, compounding annually. This was deemed to be a substantial modification of the terms of the agreements and was accounted for as an extinguishment of the promissory and convertible notes and recognition of new notes at the new 6% rate. The term to maturity was unchanged. In connection with the issuance of the new notes resulting from the Debt Modification, the Company determined that the market interest rate for similar instruments was 15%. Accordingly, the debt was recorded at a discount to reflect this effective interest rate, with the discount amortized to imputed interest expense over the term of the debt using the effective interest method.

As at March 31, 2026, the loans payable to related parties consists of the following:

PLC International Investments Inc. (“PLC”)

•	A $13,223 interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company;

Loans payable to Koze

On March 11, 2025, Koze became a related party upon the appointment of its manager as a director of the Company. As a result, the balance owing on promissory notes was reclassified from notes payable to loans payable to related parties during the year ended December 31, 2025.

On August 7, 2025, the Company entered into the Debt Modification agreement with Koze to amend the annual interest rates on all outstanding promissory and convertible notes held by Koze to 6%, compounding annually.

•	Koze Lucky Tackle Box Management, LLC (“LTB”):

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

During the three months ended March 31, 2026, the Company recognized interest expense of $46,107 and imputed interest expense of $69,601 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $3,163,079 (December 31, 2025 - $3,093,478) and accrued interest payable on the note was $122,169 (December 31, 2025 - $76,062).

•	Koze A:

On May 25, 2023, the Company entered into a promissory note with Koze, bearing annual interest at 24% compounded monthly, to fund for certain documented expenses.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze A”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

During the three months ended March 31, 2026, the Company recognized interest expense of $22,026 and imputed interest expense of $34,489 related to the note. During the three months ended March 31, 2026, the Company had $161,813 in net additions to the promissory note. As at March 31, 2026, the outstanding principal balance on the note was $1,596,545 (December 31, 2025 - $1,400,243) and accrued interest payable on the note was $53,096 (December 31, 2025 - $31,070).

•	Koze B:

On May 25, 2023, the Company entered into another promissory note with Koze, bearing annual interest at 24% compounded monthly, to fund the Company for certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

During the three months ended March 31, 2026, the Company recognized interest expense of $84,794 and imputed interest expense of $132,769 related to the note. During the three months ended March 31, 2026, the Company made $84,182 in net repayments on the promissory note. As at March 31, 2026, the outstanding principal balance on the note was $5,652,377 (December 31, 2025 - $5,529,686) and accrued interest payable on the note was $213,594 (December 31, 2025 - $132,215).

•	Koze C:

On February 8, 2024, the Company entered into another promissory note with Koze, bearing annual interest at 24% compounded monthly.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $275,000 and $97,403, respectively, were extinguished. A new note (“Koze C”) of $330,551 bearing 6% interest, compounding annually, was recognized resulting in a gain of $41,852 from extinguishment, recorded directly to additional paid-in capital.

During the three months ended March 31, 2026, the Company recognized interest expense of $5,196 and imputed interest expense of $8,140 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $351,841 (December 31, 2025 - $343,701) and accrued interest payable on the note was $13,590 (December 31, 2025 - $8,394).

•	Koze convertible note (“Koze CN”):

The Company has a convertible note with Koze, bearing annual interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $68,555 and $75,714, respectively, were extinguished. A new note, Koze CN, of $126,275 bearing 6% interest, compounding annually, was recognized resulting in a gain of $17,995 from extinguishment, recorded directly to additional paid-in capital.

During the three months ended March 31, 2026, the Company recognized interest expense of $1,985 and imputed interest expense of $3,109 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $134,407 (December 31, 2025 - $131,298) and accrued interest payable on the note was $5,192 (December 31, 2025 - $3,207).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

During the three months ended March 31, 2026, Koze made payments of $519,531 directly to the Company’s suppliers. In addition, $516,021 was received directly by Koze, as collections from customers.

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

During the three months ended March 31, 2026, the Company recognized interest expense of $6,518 and imputed interest expense of $9,844 related to the note. During the three months ended March 31, 2026, the Company made net repayments of $30,000 on the promissory note and accrued interest. As at March 31, 2026, the outstanding principal balance on the note was $441,659 (December 31, 2025 - $447,647) and accrued interest payable on the note was $4,237 (December 31, 2025 - $11,887).

•	Mr. Tal convertible note (“Mr. Tal CN”):

The Company had a convertible note with Mr. Tal, bearing interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $212,555 and $121,427, respectively, were extinguished. A new note, Mr. Tal CN, of $294,850 bearing 6% interest, compounding annually, was recognized resulting in a gain of $39,132 from extinguishment, recorded directly to additional paid-in capital.

During the three months ended March 31, 2026, the Company recognized interest expense of $4,635 and imputed interest expense of $7,255 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $313,826 (December 31, 2025 - $306,571) and accrued interest payable on the note was $12,128 (December 31, 2025 - $7,488).

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

During the three months ended March 31, 2026, the Company recognized interest expense of $27,604 and imputed interest expense of $46,335 related to the note. As at March 31, 2026, the outstanding balance on the note was $1,896,766 (December 31, 2025 - $1,850,431) and accrued interest payable on the note was $73,012 (December 31, 2025 - $45,396).

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

A summary of the accrued interest of the Company’s loans payable to related parties as at March 31, 2026 and December 31, 2025 is as follows:

	2026	2025
Koze LTB	$122,169	$76,062
Koze A	53,096	31,070
Koze B	213,594	132,215
Koze C	13,590	8,394
Koze CN	5,192	3,207
Mr. Tal LTB	4,237	11,887
Mr. Tal CN	12,128	7,488
Promissory note with Formosa	73,012	45,396
	$497,018	$315,719

Royalty payable

Pursuant to the Royalty Agreement, as of March 31, 2026, the royalty amount payable to Koze was $429,520 (CAD $598,708) (2025 - $nil).

Obligation to issue shares

As at March 31, 2026, the Company has an obligation to issue an additional 172,015 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2025 - 166,668 each) as part of the LTB transaction, valued at $924,578 for each party (December 31, 2025 - $1,083,341 each).

Liability for right-of-use building

On March 11, 2025, Formosa became a related party upon the appointment of its manager as a director of the Company.

As at March 31, 2026, the liability for right-of-use building was $5,914,605 (December 31, 2025 - $6,034,080).

Under the terms of the agreement, a default occurs if Alberta Ltd. fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in Alberta Ltd. the security interest will remain in place until all obligations are fully satisfied. As of March 31, 2026, Alberta Ltd. has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in Alberta Ltd. until May 31, 2026 (Note 2).

NOTE 6 - COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

As at March 31, 2026, the Company has outstanding borrowings under various loan agreements with multiple lenders, most of which are in default. Certain borrowings are secured by the Company’s assets, including equipment, investments and receivables. In the event of default, lenders may have the right to seize collateralized assets.

Steven Barber

As part of the Company’s acquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, the Company is currently reviewing with legal counsel to ascertain whether it has claims against Steven Barber arising out of his default of the consulting agreement the Company entered into as part of the AMS acquisition (the “Consulting Agreement”). In January 2020, the Company received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with the Company. The Company has reviewed whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement and noticed concerns.

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS (continued)

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Company does not believe that these situations present a probability of material risk. As of March 31, 2026, the Company has an outstanding payable of $549,780 included in accounts payable and accrued liabilities (December 31, 2025 - $549,780).

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by the Company to assist with fiscal year 2022 finance backfill and diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to the Company. The Company acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. As of March 31, 2026, the amount payable for services from Deloitte included in accounts payable and accrued liabilities was $33,953 (December 31, 2025 - $34,530).

Former Executives

Former executives John Cassels and Andrew Steedman (collectively the “plaintiffs”) have filed a lawsuit against the Company alleging wrongful termination, related misconduct, and unpaid compensation. The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. During the three months ended March 31, 2026, the Company had a deposition related to the lawsuit which did not result in any material change to the status of the lawsuit. As of March 31, 2026, the Company maintains an accrual of approximately $916,000 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded, as the lawsuit remains in its early stages and the ultimate outcome is uncertain. The Company actively monitors this matter and will update its assessment as additional information becomes available.

Astor Street LLC

Astor Street LLC was issued two promissory notes by the Company in January 2021 and granted a security interest in all present and after acquired assets of the Company. Astor Street LLC commenced a claim to recover the amounts owing for CAD $312,303 in April 2022, obtained default judgment in the amount of CAD $314,273 in March 2023. On September 30, 2025, Astor Street LLC took steps to seize assets belonging to the Company. The Company is currently assessing the validity of the claim and default judgment, and whether it is necessary to come to a negotiated resolution. As of March 31, 2026, the amounts payable for promissory notes to Astor Street LLC included in notes payable was $215,223 (CAD $300,000) (December 31, 2025 - $218,882 (CAD $300,000)).

NOTE 7 - SEGMENT NOTE

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

CANNAPHARMARX, INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (in United States dollars)

NOTE 7 - SEGMENT NOTE (continued)

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	2026	2025

Revenue	$627,462	$335,319
Cost of goods sold	1,036,915	837,926
Gross loss	(409,453)	(502,607)

Operating expenses
General and administrative	35,814	38,641
Professional fees	105,856	136,337
Royalty expense	131,220	-
Total operating expenses	272,890	174,978
Loss from operations	(682,343)	(677,585)

Other segment items	364,112	(13,009)
Net loss	$(318,231)	$(690,594)

NOTE 8 - SIGNIFICANT EVENTS DURING THE PERIOD

On February 3, 2026, the Company entered into an agreement to settle $50,000 and $10,377 in outstanding note payable principal and accrued interest, respectively, through the issuance of 30,188,500 common shares. As at March 31, 2026, the shares have not been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations for the interim period as at and for the three months ended March 31, 2026 and 2025 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included on our Form 10-K for the year ended December 31, 2025.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including statements concerning anticipated financial results and developments of our operations in future periods that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

•	risks associated with the Company's history of losses and need for additional financing,
•	risks associated with increased costs affecting its financial condition,
•	risks associated with uninsured risks,
•	risks associated with governmental and environmental regulations,
•	risks associated with future legislation regarding the cannabis industry and climate change,
•	risks associated with cybersecurity and cyber-attacks,
•	risks associated with legal matters and claims against the Company,
•	risks related to economic conditions,
•	risks related to our ability to manage growth,
•	risks related to our dependence on key personnel,
•	risks related to our SEC filing history, and
•	risks related to our securities.

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

OVERVIEW AND HISTORY

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “CannaPharmaRX”, the “Company”, “we”, “us”, and “our” refer to CannaPharmaRX, Inc. and our wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars (“USD”). We specialize in the acquisition, development, and operation of cannabis cultivation facilities in Canada. We were originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc. In October 2014, we changed our legal name to CannaPharmaRx, Inc. We evolved to focus on producing high-quality medical cannabis and craft products. Our principal executive office is located at 302, 3204-Rideau Place SW., Calgary, Alberta, Canada T2S 1Z2.

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

We received an operating license from Health Canada on December 9, 2022, and a cannabis license from the Canada Revenue Agency on December 22, 2022 and commenced cannabis production during the year ended December 31, 2023. Our common shares are traded on the OTC Pink Sheets under the trading symbol “CPMD.”

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

To facilitate our growth strategy, on November 22, 2023, we entered into an agreement with LTB Management, LLC (“LTB”) in support of building and developing a sales network in the EU and obtaining access to LTB’s e-commerce technology related to online sales of cannabis in the EU. Under this agreement, we obtained 100 Class B units of LTB in exchange for 27,224,962 share purchase warrants, each entitling the holders to purchase one share of our common shares at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the LTB; and 100,000 Class C preferred shares of our company. Contingent consideration included a quarterly true up of LTB’s preferred share proportional ownership to 33% of the outstanding shares of our common shares, and an earn out whereby LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on our reaching a threshold of $2,500,000 in annual revenue at any time within 24 months of the agreement date. As at March 31, 2026, we have an obligation to issue an additional 344,029 Class C preferred shares to LTB under the true up, valued at $1,849,155.

OUR PRODUCTS

Cannabis Products

We produce and sell dried cannabis flower, which is packaged for sale as dried flower, trim and shake. We sell dried flower for medicinal purposes. Dried flower continues to be the core of all cannabis markets globally and accordingly our focus on consistent high-quality cultivation is relentless.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three months ended March 31, 2026, we reported $627,462 (2025 - $335,319) in revenue. As at March 31, 2026, we had cash of $633, a working capital deficiency of $30,556,522 and an accumulated deficit of $112,697,611. Additionally, for the three months ended March 31, 2026, we used $243,656 (2025 - $601,381) of cash in operating activities.

These financial metrics and the Company’s accumulated deficit of $112,697,611 as of March 31, 2026 indicate material uncertainty over the Company’s ability to continue as a going concern. Management’s plans to mitigate this uncertainty involve securing additional capital in the short term primarily through sales of common shares or other instruments. Given the Company's classification as a penny stock traded on the OTC Markets, its constrained liquidity and solvency position, and the limited availability of third-party financing, management expects that any significant additional funding will most likely need to be sourced from related parties. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms or in amounts sufficient to meet its obligations as they become due and support execution of its business plan. If we are not able to obtain the additional financing on a timely basis, we may be required to scale down or perhaps even cease the operations of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial or related party loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We are subject to pending litigation and legal proceedings, the outcomes of which are uncertain and could result in significant costs, settlements, or judgments. While management does not currently believe these matters will have a material adverse effect, unfavorable outcomes could adversely impact the Company’s liquidity, results of operations, and ability to continue as a going concern. Our financial statements include certain accruals and adjustments based on management’s best estimates regarding this uncertainty; however, the ultimate resolution of these matters could differ materially from these estimates and result in additional adjustments.

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (“Alberta Ltd.”), which operates the Company’s principal business activities, including the cultivation, processing, and distribution of cannabis, entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California-based limited liability company engaged in providing financing and investment services. Alberta Ltd. is a subsidiary of the Company in which Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Pursuant to the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month. If royalty payments are not made on time, the applicable rate increases. The agreement stipulates that a default occurs if Alberta Ltd. fails to make royalty or lease payments for three consecutive months, or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in Alberta Ltd., which will remain in place until all obligations are fully satisfied. As of March 31, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising his rights over the ownership interest until May 31, 2026. The Company also incurred royalty expenses under the agreement and recorded a related liability in accounts payable and accrued liabilities as of March 31, 2026.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Revenue

During the three months ended March 31, 2026 and 2025, the Company reported revenue of $627,462 and $335,319, respectively. The increase was primarily driven by the continued expansion of the Company’s medical cannabis product line, improved distribution capabilities, increased market penetration, and the onboarding of new retail partners since late 2024.

Cost of Goods Sold

During the three months ended March 31, 2026 and 2025, the Company reported cost of goods sold of $1,036,915 and $837,926, respectively. The increase was primarily driven by higher sales volumes in 2026, which necessitated increased production activity and resulted in elevated costs related to direct materials, labor, and manufacturing overhead. Included in cost of goods sold for the three months ended March 31, 2026 and 2025 are losses on the impairment of inventory of $493,721 and $479,933, respectively, primarily based on factors including expected yield of work-in-progress inventory and corresponding market prices.

Gross Loss

During the three months ended March 31, 2026 and 2025, the Company reported a gross loss of $409,453 and $502,607, respectively. The decrease in gross loss was primarily due to higher sales volumes, which drove stronger revenue growth that outpaced the rise in cost of goods sold.

Operating Expenses

A summary of the Company’s operating expenses for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025

General and administrative	$35,814	$38,641
Professional fees	105,856	136,337
Royalty expense	131,220	-
	$272,890	$174,978

During the three months ended March 31, 2026 and 2025, the Company’s operating expenses consisted primarily of general and administrative expenses, professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company, and royalty expense. Overall operating expenses for the three months ended March 31, 2026 were $272,890 compared to operating expenses of $174,978 in the prior year comparable period, an increase of $97,912. The increase is primarily attributable to the following:

•	A $131,220 increase in royalty expense due to an agreement entered into by the Company with Koze on March 17, 2025, which did not incur royalty expenses during the prior year comparable period.

The increase was partially offset by the following decrease in operating expenses:

•	A $30,481 decrease in professional fees primarily due to lower accounting fees in the current period related to enhanced processes and cost efficiencies.

Other income (expenses)

A summary of the Company’s other income and expenses for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025

Change in the fair value of derivative conversion feature	$801,038	$641,711
Change in the fair value of obligation to issue shares	317,527	1,880,911
Foreign exchange gain (loss)	(31,084)	9,885
Interest expense	(475,617)	(615,516)
Imputed interest expense	(311,542)	-
Other expense	-	(1,930,000)
	$300,322	$(13,009)

Other income totaled $300,322 for the three months ended March 31, 2026 compared to other expenses of $13,009 in the 2025 period, primarily due to the following:

•	Change in the fair value of derivative conversion feature arising from variably priced convertible notes was a gain of $801,038 compared to $641,711 in the prior year comparable period. The primary drivers of these fair value changes were fluctuations in the common shares of the Company’s peers as the Company’s common shares trade infrequently on the OTC Markets, the remaining term to expiration of the convertible notes and the conversion feature's exercise price.

•

A $139,899 decrease in interest expense is primarily attributable to a reduction in the interest rate for certain loans to related parties, pursuant to a debt modification agreement entered into by the Company with those related parties.

•	A non-cash one-time adjustment of $1,930,000 in the prior year comparable period was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa.

The increase in other income was partially offset by the following decreases:

•	Change in the fair value of obligation to issue shares was a gain of $317,527 compared to a gain of $1,880,911 in the 2025 comparable period resulting from remeasurement of the obligation to issue shares. Key factors influencing the measurement of the obligation to issue shares include fluctuations in the Company's common shares price and the number of common shares outstanding.

•	A $40,969 increase in the foreign exchange loss primarily due to currency fluctuations between the USD and CAD.

•	A $311,542 increase in imputed interest expense due to debt modification of certain loans to related parties, which resulted in a remeasurement of the liabilities and recognition of additional imputed interest expense.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2026, the Company recorded a net loss of $382,021 or $0.00 per share compared to a net loss of $690,594 or $0.00 per share in the 2025 comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, the Company had $633 in cash as compared to $1,804, and working capital deficiency of $30,556,522 compared to $30,278,570 as of December 31, 2025. During the three months ended March 31, 2026, the Company’s funding was primarily attributable to advances from Koze, a related party, directly to the suppliers of the Company. During the three months ended March 31, 2026, Koze made payments of $519,531 directly to the Company’s suppliers. In addition, $516,021 was received directly by Koze, as collections from customers. This promissory note represents an ongoing funding arrangement under which additional amounts are funded by Koze based on the Company’s operational needs from time to time.

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

The summary of the Company’s cash flows for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025

Cash used in operating activities	$(243,656)	$(601,381)
Cash provided by financing activities	242,485	600,433
	$(1,171)	$(948)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2026 decreased by $357,725 compared to the prior year comparable period, primarily due to higher sales during the current period, more efficient working capital management and stronger management of accounts payable and accrued liabilities.

Cash flows from investing activities

For the three months ended March 31, 2026 and 2025, there were no cash flows related to investing activities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2026 was $242,485 compared to $600,433 in the prior year comparable period, due to proceeds from related party loans.

Related party transactions

Revenue

During the three months ended March 31, 2026, the Company recognized all of its revenue of $627,462 (2025 - $nil) from related parties being D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor.

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

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025. During the three months ended March 31, 2026, the Company recognized interest expense related to rent in default of $161,323 (2025 - $154,702), associated with unpaid lease payments.

During the three months ended March 31, 2026, the Company incurred lease expense of $273,374 (2025 - $261,285) associated with the Formosa lease, which is included in cost of goods sold.

Professional fees

•	During the three months ended March 31, 2026, the Company incurred professional expenses of $42,733 (2025 - $78,363) related to accounting fees payable to Invictus Accounting Group LLP (“Invictus”), a company which provides part-time CFO, financial reporting, and bookkeeping services to the Company. Mr. Oliver Foeste is the Managing Partner of Invictus.
•	During the three months ended March 31, 2026, the Company incurred professional expenses of $11,025 payable to Fabian Vancott (2025 - $34,000) related to legal fees. Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into the Royalty Agreement, pursuant to which the Company is required to pay a royalty of CAD $0.20 per gram on cannabis product sales, payable at the beginning of the month for the previous month, as additional consideration related to the lease with Formosa. Immediately upon failure to pay the royalty when due, the royalty rate increases to CAD $0.40 per gram sold for the applicable month. As of March 31, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until May 31, 2026.

During the three months ended March 31, 2026, the Company sold 450,000 grams of cannabis products, and for the three months ended March 31, 2026, the Company incurred a royalty expense of $131,220 (2025 - $nil).

Interest expense

•	During the three months ended March 31, 2026, the Company incurred interest expense on promissory and convertible notes with Mr. Tal of $11,153 (2025 - $14,425).
•	During the three months ended March 31, 2026, the Company incurred interest expense on promissory and convertible notes with Koze of $160,108 (2025 - $415,936).
•	During the three months ended March 31, 2026, the Company incurred interest expense on promissory note with Formosa of $27,604 (2025 - $nil).
•	During the three months ended 31, 2026, the Company incurred interest expense on rent in default with Formosa of $161,323 (2025 - $154,702).

Imputed interest expense

•	During the three months ended March 31, 2026, the Company incurred imputed interest expense on promissory and convertible notes with Mr. Tal of $17,099 (2025 - $nil).
•	During the three months ended March 31, 2026, the Company incurred imputed interest expense on promissory and convertible notes with Koze of $248,108 (2025 - $nil)
•	During the three months ended March 31, 2026, the Company incurred imputed interest expense on promissory and convertible notes with Formosa of $46,335 (2025- $nil).

Other expense

During the three months ended March 31, 2025, the Company made a non-cash one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense.

Accounts payable and accrued liabilities

As at March 31, 2026, accounts payable and accrued liabilities include balances owing to related parties as follows:

•	As at March 31, 2026, $4,481,131 (December 31, 2025 - $4,283,706) was payable to Formosa for outstanding lease payments. As at March 31, 2026, accrued interest on unpaid lease payments on the Formosa lease was $1,178,602 (December 31, 2025 - $1,037,180).
•	As at March 31, 2026, $141,896 (December 31, 2025 - $146,306) was payable to Invictus for part-time CFO, financial reporting, and bookkeeping services provided to the Company.
•	As at March 31, 2026, $319,279 (December 31, 2025 - $319,279) was payable to Mr. Orman for unpaid directors’ fees for 2021 through 2023.
•	As at March 31, 2026, $542,727 (December 31, 2025 - $551,953) was payable to Dominic Colvin, a director of the Company, for unpaid salary and expense reimbursement amounts during Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022. Mr. Colvin has disputed this amount and is asserting a claim for $1,679,060. As of March 31, 2026, the Company is in the process of reviewing the claim and remains in ongoing discussions with Mr. Colvin. No resolution has been reached with respect to this matter.
•	As at March 31, 2026, $124,960 (December 31, 2025 - $115,645) was payable to Fabian Vancott in respect of unpaid legal fees.

Loans payable to related parties

On August 7, 2025, the Company entered into an agreement (the “Debt Modification”) with Mr. Tal and Koze to amend the annual interest rates on all outstanding promissory and convertible notes held by them to 6%, compounding annually. This was deemed to be a substantial modification of the terms of the agreements and was accounted for as an extinguishment of the promissory and convertible notes and recognition of new notes at the new 6% rate. The term to maturity was unchanged. In connection with the issuance of the new notes resulting from the Debt Modification, the Company determined that the market interest rate for similar instruments was 15%. Accordingly, the debt was recorded at a discount to reflect this effective interest rate, with the discount amortized to imputed interest expense over the term of the debt using the effective interest method.

As at March 31, 2026, the loans payable to related parties consists of the following:

PLC International Investments Inc. (“PLC”)

•	A $13,223 interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company.

Loans payable to Koze

•	Koze LTB:

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

During the three months ended March 31, 2026, the Company recognized interest expense of $46,107 and imputed interest expense of $69,601 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $3,163,079 (December 31, 2025 - $3,093,478) and accrued interest payable on the note was $122,169 (December 31, 2025 - $76,062).

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

During the three months ended March 31, 2026, the Company recognized interest expense of $22,026 and imputed interest expense of $34,489 related to the note. During the three months ended March 31, 2026, the Company had $161,813 in net additions to the promissory note. As at March 31, 2026, the outstanding principal balance on the note was $1,596,545 (December 31, 2025 - $1,400,243) and accrued interest payable on the note was $53,096 (December 31, 2025 - $31,070).

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

During the three months ended March 31, 2026, the Company recognized interest expense of $84,794 and imputed interest expense of $132,769 related to the note. During the three months ended March 31, 2026, the Company had $84,182 in net additions on the promissory note. As at March 31, 2026, the outstanding principal balance on the note was $5,652,377 (December 31, 2025 - $5,529,686) and accrued interest payable on the note was $213,594 (December 31, 2025 - $132,215).

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

During the three months ended March 31, 2026, the Company recognized interest expense of $5,196 and imputed interest expense of $8,140 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $351,841 (December 31, 2025 - $343,701) and accrued interest payable on the note was $13,590 (December 31, 2025 - $8,394).

•	Koze convertible note (“Koze CN”):

The Company has a convertible note with Koze, bearing annual interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $68,555 and $75,714, respectively, were extinguished. A new note, Koze CN, of $126,275 bearing 6% interest, compounding annually, was recognized resulting in a gain of $17,995 from extinguishment, recorded directly to additional paid-in capital.

During the three months ended March 31, 2026, the Company recognized interest expense of $1,985 and imputed interest expense of $3,109 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $134,407 (December 31, 2025 - $131,298) and accrued interest payable on the note was $5,192 (December 31, 2025 - $3,207).

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

During the three months ended March 31, 2026, the Company recognized interest expense of $6,518 and imputed interest expense of $9,844 related to the note. During the three months ended March 31, 2026, the Company made net repayments of $30,000 on the promissory note and accrued interest. As at March 31, 2026, the outstanding principal balance on the note was $441,659 (December 31, 2025 - $447,647) and accrued interest payable on the note was $4,237 (December 31, 2025 - $11,887).

•	Mr. Tal convertible note (“Mr. Tal CN”):

The Company had a convertible note with Mr. Tal, bearing interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as of August 7, 2025 of $212,555 and $121,427, respectively, were extinguished. A new note, Mr. Tal CN, of $294,850 bearing 6% interest, compounding annually, was recognized resulting in a gain of $39,132 from extinguishment, recorded directly to additional paid-in capital.

During the three months ended March 31, 2026, the Company recognized interest expense of $4,635 and imputed interest expense of $7,255 related to the note. As at March 31, 2026, the outstanding principal balance on the note was $313,826 (December 31, 2025 - $306,571) and accrued interest payable on the note was $12,128 (December 31, 2025 - $7,488).

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

During the three months ended March 31, 2026, the Company recognized interest expense of $27,604 and imputed interest expense of $46,335 related to the note. As at March 31, 2026, the outstanding balance on the note was $1,896,766 (December 31, 2025 - $1,850,431) and accrued interest payable on the note was $73,012 (December 31, 2025 - $45,396).

A summary of the accrued interest of the Company’s loans payable to related parties as at March 31, 2026 and December 31, 2025 is as follows:

	2026	2025
Koze LTB	$122,169	$76,062
Koze A	53,096	31,070
Koze B	213,594	132,215
Koze C	13,590	8,394
Koze CN	5,192	3,207
Mr. Tal LTB	4,237	11,887
Mr. Tal CN	12,128	7,488
Promissory note with Formosa	73,012	45,396
	$497,018	$315,719

Royalty payable

Pursuant to the Royalty Agreement, as of March 31, 2026, the royalty amount payable to Koze was $429,520 (CAD $598,708) (2025 - $nil).

Obligation to issue shares

As at March 31, 2026, the Company has an obligation to issue an additional 172,015 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2025 - 166,668 each) as part of the LTB transaction, valued at $924,578 for each party (December 31, 2025 - $1,083,341 each).

Liability for right-of-use building

On March 11, 2025, Formosa became a related party upon the appointment of its manager as a director of the Company.

As at March 31, 2026, the liability for right-of-use building was $5,914,605 (December 31, 2025 - $6,034,080)

Under the terms of the agreement, a default occurs if Alberta Ltd. fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in Alberta Ltd. the security interest will remain in place until all obligations are fully satisfied. As of March 31, 2026, Alberta Ltd. has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in Alberta Ltd. until May 31, 2026.

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

In preparing these financial statements, the Company is exposed to the same sources of estimation uncertainty as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently issued accounting pronouncements

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2026, at reasonable assurance levels.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013).

Based on its assessment, management has concluded that as of March 31, 2026, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as of March 31, 2026. We are in the process of developing and implementing remediation plans to address the material weakness described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Steven Barber

As part of the Company’s acquisition of AMS in 2018, the Company is currently reviewing with legal counsel to ascertain whether it has claims against Steven Barber arising out of his default of the consulting agreement the Company entered into as part of the Consulting Agreement. In January 2020, the Company received correspondence from counsel for Mr. Barber demanding payment on amounts purported to be due pursuant to his Consulting Agreement with the Company. The Company has reviewed whether Mr. Barber has performed pursuant to the terms of the Consulting Agreement and noticed concerns.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Company does not believe that these situations present a probability of material risk. As of March 31, 2026, the Company has an outstanding payable of $549,780 included in accounts payable and accrued liabilities (December 31, 2025 - $549,780).

Deloitte LLP

On July 18, 2024, Deloitte filed a civil claim in the Alberta Court of Justice, alleging a breach of contract. Deloitte was engaged by the Company to assist with fiscal year 2022 finance backfill and diagnostic services and in accordance with a signed engagement letter dated August 29, 2022, proceeded to perform the professional services. Deloitte pleads that it has discharged its responsibilities and delivered its accounts to the Company. The Company acknowledged the satisfactory completion of services and the debts rendered but made no further payment as agreed other than an instalment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. As of March 31, 2026, the amount payable for services from Deloitte included in accounts payable and accrued liabilities was $33,953 (December 31, 2025 - $34,530).

Former Executives

The plaintiffs have filed a lawsuit against the Company alleging wrongful termination, related misconduct, and unpaid compensation. The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. During the three months ended March 31, 2026, the Company had a deposition related to the lawsuit which did not result in any material change to the status of the lawsuit. As of March 31, 2026, the Company maintains an accrual of approximately $916,000 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded, as the lawsuit remains in its early stages and the ultimate outcome is uncertain. The Company actively monitors this matter and will update its assessment as additional information becomes available.

Astor Street LLC

Astor Street LLC was issued two promissory notes by the Company in January 2021 and granted a security interest in all present and after acquired assets of the Company. Astor Street LLC commenced a claim to recover the amounts owing for CAD $312,303 in April 2022, obtained default judgment in the amount of CAD $314,273 in March 2023. On September 30, 2025, Astor Street LLC took steps to seize assets belonging to the Company. The Company is currently assessing the validity of the claim and default judgment, and whether it is necessary to come to a negotiated resolution. As of March 31, 2026, the amounts payable for promissory notes to Astor Street LLC included in notes payable was $215,223 (CAD $300,000) (December 31, 2025 - $218,882 (CAD $300,000)).

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity transactions occurred during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2026.

CannaPharmaRx, Inc.

By:	/s/ Constantine Nkafu
Constantine Nkafu,
Chief Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste,
Chief Financial Officer

