Form 10-Q
period 2026-06-30
CANNAPHARMARX, INC.
filed 2026-08-18
CIK 1081938

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common shares issued and outstanding as at August 18, 2026, was 708,689,905 shares.

CANNAPHARMARX, INC.

June 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS (in United States dollars)

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$555	$1,804
Goods and services tax receivable	19,344	29,832
Accounts receivable	6,811	164,430
Inventory	1,306,302	1,115,322
Total current assets	1,333,012	1,311,388

Non-current assets
Equipment, net	200,461	127,029
Right-of-use building, net	5,358,469	5,579,987
Total assets	$6,891,942	$7,018,404

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$10,476,912	$10,059,415
Accrued interest	2,193,967	1,720,278
Deferred revenue	36,242	260,561
Notes payable	423,345	482,661
Convertible notes	1,017,004	1,017,004
Derivative conversion feature	2,808,176	2,009,476
Loans payable to related parties, current portion	13,075,235	12,567,911
Royalty payable	483,554	305,492
Liability for right-of-use building, current portion	964,994	1,000,479
Obligation to issue shares	1,090,155	2,166,681
Total current liabilities	32,569,584	31,589,958

Non-current liability
Loans payable to related parties	335,144	548,574
Liability for right-of-use building	4,817,775	5,033,601
Total liabilities	$37,722,503	$37,172,133

SHAREHOLDERS’ DEFICIT
Preferred shares series A, $1.00 par value, 100,000 shares authorized, 74,416 issued and outstanding as at June 30, 2026 and December 31, 2025	$74,416	$74,416
Preferred shares series B, $1.00 par value, 3,000,000 shares authorized, 455,000 shares issued and outstanding as at June 30, 2026 and December 31, 2025	455,000	455,000
Preferred shares series C, $1.00 par value, 100,000 and 100,000 shares authorized, 100,000 shares issued and outstanding as at June 30, 2026 and December 31, 2025	100,000	100,000
Common shares, $0.0001 par value; 5,000,000,000 and 5,000,000,000 shares authorized, 708,689,905 and 662,501,405 issued and outstanding as at June 30, 2026 and December 31, 2025, respectively	70,869	66,250
Shares to be issued	–	1,600
Treasury shares, $0.0001 par value 6,230,761 shares as at June 30, 2026 and December 31, 2025	623	623
Additional paid-in capital	82,547,535	81,520,643
Accumulated deficit	(114,606,653)	(112,315,590)
Accumulated other comprehensive income (loss)	527,649	(56,671)
Total shareholders’ deficit	(30,830,561)	(30,153,729)
Total liabilities and shareholders’ deficit	$6,891,942	$7,018,404

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the three and six months ended June 30, 2026 and 2025 (in United States dollars) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$276,218	$231,608	$903,680	$566,927
Cost of goods sold	414,664	852,818	1,451,579	1,690,744
Gross loss	(138,446)	(621,210)	(547,899)	(1,123,817)

Operating expenses
General and administrative	82,739	75,952	118,553	114,593
Professional fees	93,771	88,219	199,627	224,556
Royalty expense	63,875	55,599	195,095	55,599
Total operating expenses	240,385	219,770	513,275	394,748
Loss from operations	(378,831)	(840,980)	(1,061,174)	(1,518,565)

Other income (expenses)
Change in the fair value of derivative conversion feature	(1,599,738)	(46,438)	(798,700)	595,273
Change in the fair value of obligation to issue shares	758,999	46,033	1,076,526	1,926,944
Foreign exchange gain (loss)	(47,001)	85,442	(78,085)	95,327
Interest expense	(349,008)	(657,515)	(824,625)	(1,273,031)
Imputed interest expense	(293,463)	–	(605,005)	–
Other expense	–	–	–	(1,930,000)
Total other income (expenses)	(1,530,211)	(572,478)	(1,229,889)	(585,487)
Loss before income tax	$(1,909,042)	$(1,413,458)	$(2,291,063)	$(2,104,052)
Income tax expense	–	–	–	–
Net loss	$(1,909,042)	$(1,413,458)	$(2,291,063)	$(2,104,052)
Foreign currency translation adjustment	318,458	(653,505)	584,320	(660,396)
Net comprehensive loss	$(1,590,584)	$(2,066,963)	$(1,706,743)	$(2,764,448)

Basic and diluted income (loss) per share of common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	682,482,306	662,501,405	676,171,360	662,501,405

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2026 and 2025 (in United States dollars) (Unaudited)

	Six months ended June 30,
	2026	2025
Operating activities
Net loss	$(2,291,063)	$(2,104,052)
Adjustments for non-cash items:
Amortization and depreciation included in cost of goods sold	(34,280)	(35,609)
Amortization and depreciation	34,280	35,609
Change in the fair value of derivative conversion feature	798,700	(595,273)
Change in the fair value of obligation to issue shares	(1,076,526)	(1,926,944)
Unrealized foreign exchange loss	78,085	–
Interest expense	824,625	1,273,031
Imputed interest expense	605,005	–
Other expense	–	1,930,000
Loss on impairment of inventory included in cost of goods sold	712,474	1,046,203
Changes in operating assets and liabilities:
Goods and services tax receivable	9,775	(4,497)
Accounts receivable	(627,868)	(101,199)
Inventory	(913,059)	(1,005,211)
Deferred revenue	(223,141)	–
Royalty payable	195,095	55,599
Accounts payable and accrued liabilities	1,536,873	384,499
Cash used in operating activities	(371,025)	(1,047,844)

Investing activities
Purchases of equipment	(55,118)	–
Cash used in investing activities	(55,118)	–

Financing activities
Proceeds from related party loans	424,894	1,062,663
Cash provided by financing activities	424,894	1,062,663

Net change in cash	(1,249)	14,819
Cash, beginning of period	1,804	2,156
Cash, end of period	$555	$16,975

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest expense	$–	$–

Supplemental disclosure of non-cash financing and investing activities:
Cash received by related parties directly from customers	$785,105	$–
Cash paid by related parties directly to suppliers	$958,437	$–
Settlement of note payable and accrued interest through the issuance of shares	$72,452	$–
Equipment in accounts payable and accrued liabilities	$34,137	$–
Reclassification of notes payable to loans payable to related parties	$–	$6,809,386

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (in United States dollars) (Unaudited)

	Preferred Shares Series A		Preferred Shares Series B		Preferred Shares Series C		Common Shares		Shares to be issued		Treasury Shares
	Number of		Number of		Number of		Number of		Number of		Number of
	shares	Value	shares	Value	shares	Value	shares	Value	shares	Value	shares	Value
Balance, December 31, 2024	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	–	$–	6,230,761	$623
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–
Balance, June 30, 2025	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	–	$–	6,230,761	$623
Related party loan modification, adjustment	–	–	–	–	–	–	–	–	–	–	–	–
Shares to be issued	–	–	–	–	–	–	–	–	16,000,000	1,600	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–
Balance, December 31, 2025	74,416	$74,416	455,000	$455,000	100,000	$100,000	662,501,405	$66,250	16,000,000	$1,600	6,230,761	$623
Issuance of common shares	–	–	–	–	–	–	16,000,000	1,600	(16,000,000)	(1,600)	–	–
Shares issued on settlement of debt	–	–	–	–	–	–	30,188,500	3,019	–	–	–	–
Related party loan modification, adjustment	–	–	–	–	–	–	–	–	–	–	–	–
Change in foreign currency translation	–	–	–	–	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–
Balance, June 30, 2026	74,416	$74,416	455,000	$455,000	100,000	$100,000	708,689,905	$70,869	–	$–	6,230,761	$623

(continued)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC. CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (in United States dollars) (Unaudited)

	Additional		Accumulated Other Comprehensive	Total
	Paid-in	Accumulated	(Loss)	Shareholders’
	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	$80,122,590	$(101,184,142)	$555,626	$(19,809,637)
Change in foreign currency translation	–	–	(660,396)	(660,396)
Net loss	–	(2,104,052)	–	(2,104,052)
Balance, June 30, 2025	$80,122,590	$(103,288,194)	$(104,770)	$(22,574,085)
Related party loan modification, adjustment	1,256,853	–	–	1,256,853
Shares to be issued	141,200	–	–	142,800
Change in foreign currency translation	–	–	48,099	48,099
Net loss	–	(9,027,396)	–	(9,027,396)
Balance, December 31, 2025	$81,520,643	$(112,315,590)	$(56,671)	$(30,153,729)
Issuance of common shares	–	–	–	–
Shares issued on settlement of debt	72,452	–	–	75,471
Related party loan modification, adjustment	954,440	–	–	954,440
Change in foreign currency translation	–	–	584,320	584,320
Net loss	–	(2,291,063)	–	(2,291,063)
Balance, June 30, 2026	$82,547,535	$(114,606,653)	$527,649	$(30,830,561)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

CannaPharmaRx, Inc. was originally incorporated in the state of Colorado in August 1998 as Network Acquisitions, Inc and was subsequently reincorporated in Delaware. The Company underwent several name changes over the years and, in October 2014, changed its legal name to CannaPharmaRx, Inc. (hereinafter the “Company”). The Company focuses its business efforts on the acquisition, development and operation of cannabis cultivation facilities in Canada.

On January 6, 2022, the Company entered into a 20-year operating lease with Formosa Mountain Ltd. (“Formosa”) for the use of a facility located in Cremona, Alberta, Canada. During 2022, the Company recommissioned the 55,000 square foot facility (the “Facility”) into an indoor cannabis farm with 10 growing rooms and one drying and packing room. During 2025, the Company added one additional growing room to its operations. The Facility now has six growing rooms and one drying and packing room in operation and the Company plans to increase capacity over the next one to two years to open a second drying and packing room and to operate all 10 growing rooms.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

As at June 30, 2026, the official closing exchange rate for the translation of CAD to USD was 0.7037 (December 31, 2025 - 0.7296). During the three and six months ended June 30, 2026, the official average exchange rate for translation of CAD to USD was 0.7224 and 0.7257, respectively (2025 - 0.7225 and 0.7095, respectively).

Loss per share

Loss per share is presented in accordance with Accounting Standards Codification, Earnings per Share (Topic 260), which requires the presentation of both basic and diluted earnings per share (“EPS”) on the income statements.

Basic EPS excludes any dilutive effects of share options, share purchase warrants, and convertible securities, but includes restricted common shares issued. Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised using the treasury stock method or converted to common shares using the if-converted method. Diluted EPS calculations are determined by dividing net loss by the weighted average number of shares of common shares and dilutive common shares equivalents outstanding. Diluted EPS excludes all potential dilutive common shares if their effect is anti-dilutive. As at June 30, 2026, convertible preferred shares outstanding totaled 629,416 shares (December 31, 2025 - 629,416 shares) and share purchase warrants outstanding totaled 39,447,162 (December 31, 2025 - 39,924,940). The Company’s convertible notes were all excluded from the calculation of diluted EPS on the basis that they were anti-dilutive.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s financial assets and liabilities comprise cash, accounts receivable, accounts payable and accrued liabilities, accrued interest, notes payable, convertible notes, derivative conversion feature, loans payable to related parties, royalty payable and obligation to issue shares.

The Company measures the fair value of its convertible notes’ derivative conversion feature and obligation to issue shares based on Level 3 hierarchy.

There are no other financial assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

As at June 30, 2026, the carrying values of the Company’s financial instruments approximate their fair values.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

NOTE 2 - GOING CONCERN AND LIQUIDITY

As at June 30, 2026, the Company had cash of $555 (December 31, 2025 - $1,804), a working capital deficiency of $31,236,572 (December 31, 2025 - $30,278,570) and an accumulated deficit of $114,606,653 (December 31, 2025 - $112,315,590). Additionally, during the six months ended June 30, 2026, the cash used in operating activities was $371,025 (2025 - $1,047,844).

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Based on current financial projections, the Company does not have sufficient existing cash resources to fund its current operations. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management intends to address these liquidity challenges through debt financings and/or raise additional funding through equity financing to support ongoing operating expenses and working capital needs. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company and therefore, the Company is heavily reliant on funding from related parties. If the Company is unable to secure adequate financing or otherwise successfully implement its plans, it may be required to significantly reduce or curtail its operations, or cease operations entirely. Any issuance of equity securities to raise capital could result in substantial dilution to existing shareholders. Certain borrowings are secured by the Company’s assets, including equipment and receivables. In the event of default, lenders may have the right to seize collateralized assets. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 2 - GOING CONCERN AND LIQUIDITY (continued)

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (“Alberta Ltd.”), which operates the Company’s principal business activities, including the cultivation, processing, and distribution of cannabis, entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California-based limited liability company engaged in providing financing and investment services. Alberta Ltd. is a subsidiary of the Company in which Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Pursuant to the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month. If royalty payments are not made on time, the applicable rate increases. The agreement stipulates that a default occurs if Alberta Ltd. fails to make royalty or lease payments for three consecutive months, or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in Alberta Ltd., which will remain in place until all obligations are fully satisfied. As at June 30, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising his rights over the ownership interest until August 31, 2026. The Company also incurred royalty expenses under the agreement and recorded a related liability in royalty payable as at June 30, 2026.

NOTE 3 - INVENTORY

A summary of the Company’s inventory is as follows:

	June 30, 2026	December 31, 2025
Finished goods, net of impairment provision from prior periods	$946,045	$827,537
Work in process, net of impairment provision from prior periods	1,049,967	774,265
Less: impairment of finished goods inventory included in cost of goods sold	(159,038)	–
Less: impairment of work in process inventory included in cost of goods sold	(530,672)	(486,480)
	$1,306,302	$1,115,322

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

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 4 - DERIVATIVE CONVERSION FEATURE

A summary of the Company’s derivative conversion feature arising from convertible notes as at June 30, 2026 is as follows:

Balance, December 31, 2024	$1,159,324
Changes in fair value of derivative conversion feature	850,152
Balance, December 31, 2025	2,009,476
Changes in fair value of derivative conversion feature	798,700
Balance, June 30, 2026	$2,808,176

The Company used an option pricing model to calculate the derivative conversion feature. A summary of the Company’s weighted average inputs used in the model for the six months ended June 30, 2026 and the year ended December 31, 2025 is as follows:

	Period ended June 30, 2026	Year ended December 31, 2025
Share price	$0.002	$0.005
Exercise price	$0.001	$0.002
Risk-free interest rate	3.00%	2.90%
Expected volatility	334.60%	348.80%
Expected life	1.00 year	1.00 year
Expected dividend yield	0.00%	0.00%

The risk-free interest rate was based on rates established by the Federal Reserve Bank. Beginning with the year ended December 31, 2025, the Company estimated expected volatility using a peer-based approach rather than the historical volatility of its own common shares. The Company’s common shares trade infrequently on the OTC Markets, and management determined that historical volatility derived solely from Company-specific trading data was not reflective of market-participant assumptions. As at the date of these financial statements, all convertible notes were past their maturity date and accordingly, the expected term of the conversion feature of the notes was assumed to be 1 year from the date of these financial statements. The expected annual dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

a)	Key related party transactions

A summary of the Company’s related party transactions is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$276,218	$231,608	$903,680	$231,608
Lease expense due to Formosa included in cost of goods sold	270,896	270,940	544,270	532,225
Professional fees	28,155	61,643	81,913	174,007
Royalty expense	63,875	55,599	195,095	55,599
Interest expense	354,708	628,431	714,896	1,213,495
Imputed interest expense	293,463	–	605,005	–
Other expense	–	–	–	1,930,000
Rent expense	–	2,168	–	3,213

Revenue

During the three and six months ended June 30, 2026, the Company recognized revenue of $276,218 and $903,680, respectively (2025 - $231,608 and $231,608, respectively) from related parties being D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease expense (1)	$270,896	$270,940	$544,270	$532,225
Interest expense related to rent in default, associated with unpaid lease payments	169,646	135,040	330,969	289,742
Total	$440,542	$405,980	$875,239	$821,967

(1)	Lease expense is included in cost of goods sold.

Professional fees

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Invictus Accounting Group LLP (“Invictus”) (1)	$27,255	$48,456	$69,988	$126,820
Fabian Vancott (2)	900	13,187	11,925	47,187
Total	$28,155	$61,643	$81,913	$174,007

(1)	Invictus provides part-time CFO, financial reporting, and bookkeeping services to the Company. Mr. Oliver Foeste is the Managing Partner of Invictus.
(2)	Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into a security and royalty agreement with Koze (the “Royalty Agreement”) (Note 2), pursuant to which the Company is required to pay a royalty of CAD $0.20 per gram on cannabis product sales, payable at the beginning of the month for the previous month, as additional consideration related to the lease with Formosa. Immediately upon failure to pay the royalty when due, the royalty rate increases to CAD $0.40 per gram sold for the applicable month. As at June 30, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until August 31, 2026.

During the three and six months ended June 30, 2026, the Company sold 221,055 and 671,055 grams of cannabis products, respectively, (2025 - 192,384 and 192,384 grams respectively) and for the three and six months ended June 30, 2026, the Company incurred a royalty expense of $63,875 and $195,095, respectively (2025 - $55,599 and $55,599, respectively) which is calculated using royalty rate of CAD $0.40 per gram sold since no royalty payments have been made by the Company.

Interest expense

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Promissory and convertible notes with Mr. Tal	$9,515	$26,959	$20,668	$54,137
Promissory and convertible notes with Koze	146,952	441,370	307,060	820,955
Promissory note with Formosa	28,595	25,062	56,199	48,661
Rent in default with Formosa	169,646	135,040	330,969	289,742
Total	$354,708	$628,431	$714,896	$1,213,495

Imputed interest expense

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Promissory and convertible notes with Mr. Tal	$15,263	$–	$32,362	$–
Promissory and convertible notes with Koze	231,492	–	479,600	–
Promissory note with Formosa	46,708	–	93,043	–
Total	$293,463	$–	$605,005	$–

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Other expense

During the six months ended June 30, 2025, the Company made a non-cash one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense.

b)	Amounts due to related parties

A summary of the Company’s related party liabilities is as follows:

	June 30, 2026	December 31, 2025
Accounts payable and accrued liabilities	$5,752,511	$5,416,889
Accrued interest	1,743,532	1,352,899
Loans payable to related parties	13,410,379	13,116,485
Royalty payable	483,554	305,492
Liability for right-of-use building	5,782,769	6,034,080
Obligation to issue shares	1,090,155	2,166,681
Total	$28,262,900	$28,392,526

Accounts payable and accrued liabilities

A summary of accounts payable and accrued liabilities include balances owing to related parties is as follows:

	June 30, 2026	December 31, 2025
Outstanding lease payments to Formosa	$4,659,570	$4,283,706
Part-time CFO, financial reporting, and bookkeeping services outstanding to Invictus	115,425	146,306
Unpaid directors’ fees for 2021 through 2023 to Mr. Orman	319,279	319,279
Unpaid salary and expense reimbursement amounts to Dominic Colvin, a director of the Company (1)	532,377	551,953
Unpaid legal fees to Fabian Vancott	125,860	115,645
Total	$5,752,511	$5,416,889

(1)	For amounts related to Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022. Mr. Colvin has disputed this amount and is asserting a claim for $1,679,060. As at June 30, 2026, the Company is in the process of reviewing the claim and remains in ongoing discussions with Mr. Colvin. No resolution has been reached with respect to this matter.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Loans payable to related parties

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

Mr. Tal and Koze are related parties of the Company by virtue of their equity rights. During 2026 the maturity date of all outstanding promissory and convertible notes held by them was extended to December 31, 2026 (the “2026 Debt Amendment”). The stated annual interest rate of 6% and the 15% market rate used to impute interest were unchanged by the 2026 Debt Amendment. Because the notes bear interest below the market rate and are held by shareholders of the Company, the discount arising on initial imputation was recognized as a capital contribution to additional paid-in capital, rather than in the condensed interim consolidated statements of operations and comprehensive loss.

A summary of the outstanding principal on the loans payable to related parties is as follows:

	June 30, 2026	December 31, 2025
PLC International Investments Inc. (“PLC”) (a)	$12,975	$13,430
Koze Lucky Tackle Box Management, LLC (“LTB”) (b)	3,063,682	3,093,478
Koze A (c)	1,639,002	1,400,243
Koze B (d)	5,577,005	5,529,686
Koze C (e)	336,807	343,701
Koze convertible note (“Koze CN”) (f)	128,664	131,298
Mr. Tal LTB (g)	410,626	447,647
Mr. Tal convertible note (“Mr. Tal CN”) (h)	298,144	306,571
Formosa (i)	1,943,474	1,850,431
Total	$13,410,379	$13,116,485

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

a)	PLC

Interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company.

b)	Koze LTB

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

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $2,550,000 and $555,406, respectively, were extinguished. A new note (“Koze LTB”) of $2,978,661 bearing 6% interest, compounding annually, was recognized resulting in a gain of $126,745 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $244,792 was recognized as a capital contribution to additional paid-in capital.

c)	Koze A

On May 25, 2023, the Company entered into a promissory note with Koze, bearing annual interest at 24% compounded monthly, to fund certain documented expenses.

As a result of the 2025 Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze A”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $124,239 was recognized as a capital contribution to additional paid-in capital.

During the three and six months ended June 30, 2026, the Company had $102,168 and $263,981 in net additions to the promissory note.

d)	Koze B

On May 25, 2023, the Company entered into another promissory note with Koze, bearing annual interest at 24% compounded monthly, to fund the Company for certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

As a result of the 2026 Debt Amendment, a discounting effect of $473,849 was recognized as a capital contribution to additional paid-in capital.

During the three and six months ended June 30, 2026, the Company had $611,266 and $1,130,797 in additions on the promissory note. During the three and six months ended June 30, 2026, the Company had $269,084 and $785,105 in repayments on the promissory note.

e)	Koze C

On February 8, 2024, the Company entered into another promissory note with Koze, bearing annual interest at 24% compounded monthly.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $275,000 and $97,403, respectively, were extinguished. A new note (“Koze C”) of $330,551 bearing 6% interest, compounding annually, was recognized resulting in a gain of $41,852 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $30,562 was recognized as a capital contribution to additional paid-in capital.

f)	Koze CN

The Company has a convertible note with Koze, bearing annual interest at 24%. As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $68,555 and $75,714, respectively, were extinguished. A new note, Koze CN, of $126,275 bearing 6% interest, compounding annually, was recognized resulting in a gain of $17,995 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $11,675 was recognized as a capital contribution to additional paid-in capital.

g)	Mr. Tal LTB

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

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $438,296 and $89,768, respectively, were extinguished. A new note (“Mr. Tal LTB”) of $507,422 bearing 6% interest, compounding annually, was recognized resulting in a gain of $20,641 from extinguishment, recorded directly to additional paid-in capital.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

As a result of the 2026 Debt Amendment, a discounting effect of $39,888 was recognized as a capital contribution to additional paid-in capital.

During the three and six months ended June 30, 2026, the Company made repayments of $nil and $30,000 on the promissory note and accrued interest.

h)	Mr. Tal CN

The Company had a convertible note with Mr. Tal, bearing annual interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $212,555 and $121,427, respectively, were extinguished. A new note, Mr. Tal CN, of $294,850 bearing 6% interest, compounding annually, was recognized resulting in a gain of $39,132 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $29,435 was recognized as a capital contribution to additional paid-in capital.

i)	Formosa

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000, bearing interest at 5% per annum, with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $1,930,000 and $58,098, respectively, were extinguished. A new note of $1,775,707 bearing 6% interest, compounding annually, was recognized resulting in a gain of $212,391 from extinguishment, recorded directly to additional paid-in capital.

A summary of the accrued interest of the Company’s loans payable to related parties is as follows:

	June 30, 2026	December 31, 2025
Koze LTB	$88,728	$76,062
Koze A	43,394	31,070
Koze B	156,538	132,215
Koze C	9,754	8,394
Koze CN	3,726	3,207
Mr. Tal LTB	9,895	11,887
Mr. Tal CN	8,640	7,488
Formosa	101,607	45,396
Total	$422,282	$315,719

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

A summary of the interest expense related to the Company’s loans payable to related parties is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Koze LTB	$42,621	$82,648	$88,728	$164,388
Koze A	21,368	50,040	43,394	91,155
Koze B	76,664	288,066	161,458	524,408
Koze C	4,558	16,503	9,754	32,777
Koze CN	1,741	4,113	3,726	8,227
Mr. Tal LTB	5,515	14,206	12,033	28,630
Mr. Tal CN	4,000	12,753	8,635	25,507
Formosa	28,595	25,062	56,199	48,661
Total	$185,062	$493,391	$383,927	$923,753

A summary of the imputed interest expense related to the Company’s loans payable to related parties is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Koze LTB	$69,332	$–	$138,933	$–
Koze A	33,459	–	67,948	–
Koze B	118,841	–	251,610	–
Koze C	7,134	–	15,274	–
Koze CN	2,726	–	5,835	–
Mr. Tal LTB	8,998	–	18,842	–
Mr. Tal CN	6,265	–	13,520	–
Formosa	46,708	–	93,043	–
Total	$293,463	$–	$605,005	$–

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Royalty payable

Pursuant to the Royalty Agreement, as at June 30, 2026, the royalty amount payable to Koze was $483,554 (CAD $687,130) (December 31, 2025 - $305,492 (CAD $418,707)).

Obligation to issue shares

As at June 30, 2026, the Company has an obligation to issue an additional 181,692 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2025 - 166,668 each) as part of the LTB transaction, valued at $545,078 for each party (December 31, 2025 - $1,083,341 each).

Liability for right-of-use building

On March 11, 2025, Formosa became a related party upon the appointment of its manager as a director of the Company.

As at June 30, 2026, the liability for right-of-use building was $5,782,769 (December 31, 2025 - $6,034,080).

Under the terms of the agreement, a default occurs if Alberta Ltd. fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in Alberta Ltd. The security interest will remain in place until all obligations are fully satisfied. As at June 30, 2026, Alberta Ltd. has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in Alberta Ltd. until August 31, 2026 (Note 2). During the three and six months ended June 30, 2026, the Company recognized interest expense related to rent in default of $169,646 and $330,969, respectively, associated with unpaid lease payments (2025 - $135,040 and $289,742, respectively). As at June 30, 2026, accrued interest related to rent in default was $1,321,250 (December 31, 2025 - $1,037,180).

Deferred revenue

As at June 30, 2026, the Company had deferred revenue of $36,242 (December 31, 2025 - $260,561) related to transactions with related parties. The deferred revenue balance represents consideration received in advance for products to be delivered.

NOTE 6 - COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

As at June 30, 2026, the Company has outstanding borrowings under various loan agreements with multiple lenders, most of which are in default. Certain borrowings are secured by the Company’s assets, including equipment and receivables. In the event of default, lenders may have the right to seize collateralized assets.

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 6 - COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS (continued)

Steven Barber

As part of the Company’s acquisition of Alternative Medical Solutions Inc. (“AMS”) in 2018, the Company is working with legal counsel to determine whether it has claims against Steven Barber arising from his alleged default under the consulting agreement entered into in connection with the AMS acquisition (the “Consulting Agreement”). In January 2020, the Company received correspondence from counsel for Mr. Barber demanding payment of amounts purportedly due under the Consulting Agreement. The Company has reviewed whether Mr. Barber performed under the terms of the Consulting Agreement and has identified concerns.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Company does not believe that these situations present a probability of material risk. As at June 30, 2026, the Company has an outstanding payable of $549,780 included in accounts payable and accrued liabilities (December 31, 2025 - $549,780).

Deloitte LLP

On July 18, 2024, Deloitte LLP (“Deloitte”) filed a civil claim in the Alberta Court of Justice alleging a breach of contract. Deloitte was engaged by the Company to assist with fiscal year 2022 finance backfill and diagnostic services and, in accordance with a signed engagement letter dated August 29, 2022, performed those professional services. Deloitte alleges that it fulfilled its responsibilities and delivered its invoices to the Company. The Company acknowledged the satisfactory completion of the services and the amounts billed, but made no further payment as agreed other than an installment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. As at June 30, 2026, the amount payable for services from Deloitte included in accounts payable and accrued liabilities was $33,305 (December 31, 2025 - $34,530).

Former Executives

Former executives John Cassels and Andrew Steedman (collectively, the “plaintiffs”) have filed a lawsuit against the Company alleging wrongful termination, related misconduct, and unpaid compensation. The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. During the six months ended June 30, 2026, the Company participated in a deposition related to the lawsuit, which did not result in any material change in the status of the case. As at June 30, 2026, the Company maintains an accrual of approximately $916,000 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded because the lawsuit remains in its early stages and the ultimate outcome is uncertain. The Company actively monitors this matter and will update its assessment as additional information becomes available.

Astor Street LLC

The Company issued two promissory notes to Astor Street LLC in January 2021 and granted Astor Street LLC a security interest in all of the Company’s present and after-acquired assets. Astor Street LLC commenced a claim to recover amounts owing of CAD $312,303 in April 2022 and obtained a default judgment of CAD $314,273 in March 2023. On September 30, 2025, Astor Street LLC took steps to seize assets belonging to the Company. The Company is assessing the validity of the claim and default judgment and whether a negotiated resolution is necessary. As at June 30, 2026, amounts payable on the promissory notes to Astor Street LLC included in notes payable were $211,119 (CAD $300,000) (December 31, 2025 - $218,882 (CAD $300,000)).

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 7 - SEGMENT REPORTING

The Company operates as a single reportable operating segment. The Company's CODM is its CEO, who reviews financial information presented on a consolidated basis. The CODM uses revenue, cost of goods sold, consolidated operating margin and net loss to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow its operating profit margin and the allocation of budget between cost of goods sold, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$276,218	$231,608	$903,680	$566,927
Cost of goods sold	414,664	852,818	1,451,579	1,690,744
Gross loss	(138,446)	(621,210)	(547,899)	(1,123,817)

Operating expenses
General and administrative	82,739	75,952	118,553	114,593
Professional fees	93,771	88,219	199,627	224,556
Royalty expense	63,875	55,599	195,095	55,599
Total operating expenses	240,385	219,770	513,275	394,748
Loss from operations	(378,831)	(840,980)	(1,061,174)	(1,518,565)

Other segment items	(1,530,211)	(572,478)	(1,229,889)	(585,487)
Net loss	$(1,909,042)	$(1,413,458)	$(2,291,063)	$(2,104,052)

CANNAPHARMARX, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in United States dollars)

NOTE 8 - SIGNIFICANT EVENTS DURING THE PERIOD

On February 3, 2026, the Company entered into an agreement to settle outstanding notes payable with an aggregate principal balance of $50,000 and related accrued interest of $17,034 through the issuance of 30,188,500 shares of common stock. As at March 31, 2026, the carrying value of the notes, including accrued interest, was remeasured to $129,811. The resulting increase in carrying value was recognized as a finance charge and included in interest expense.

On June 18, 2026, the Company issued the 30,188,500 common shares pursuant to the settlement agreement. The shares had a fair value of $75,471, based on the closing market price of $0.0025 per share on the settlement date. The shares were issued in full satisfaction of the debt obligation, which had a carrying value of $132,516, including accrued interest, immediately prior to settlement. Accordingly, the Company recognized the difference between the carrying amount and the settlement amount as a recovery of interest expense of $57,045.

Mr. Tal and Koze are related parties of the Company by virtue of their equity rights. During 2026 the maturity date of all outstanding promissory and convertible notes held by them was extended to December 31, 2026. The stated annual interest rate of 6% and the 15% market rate used to impute interest were unchanged by the 2026 Debt Amendment. Because the notes bear interest below the market rate and are held by shareholders of the Company, the discount arising on initial imputation was recognized as a capital contribution to additional paid-in capital, rather than in the condensed interim consolidated statements of operations and comprehensive loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations as at and for the three and six months ended June 30, 2026 and 2025 should be read together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

OVERVIEW AND HISTORY

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “CannaPharmaRX,” the “Company,” “we,” “us,” and “our” refer to CannaPharmaRX, Inc. and our wholly owned subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars (“USD”). We specialize in the acquisition, development, and operation of cannabis cultivation facilities in Canada. We were originally incorporated in Colorado in August 1998 as Network Acquisitions, Inc. In October 2014, we changed our legal name to CannaPharmaRx, Inc. We currently focus on producing high-quality medical cannabis and craft cannabis products. Our principal executive office is located at 4439 Township Rd 304, Mountain View County, Alberta, Canada T0M 0R0.

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

Growth strategy

We plan to grow by increasing capacity at the Facility to support cannabis sales in European markets, with a focus on Germany and Israel. To support this initiative, we intend to expand operations at the Facility from six active growing rooms to all 10 growing rooms over the next one to two years, open a second drying and packing room, build and develop a sales network in Germany and Israel, and apply for European Union Good Manufacturing Practices (“EU-GMP”) certification. Currently, we are required to send our cannabis to a third-party European intermediary for packaging in compliance with EU-GMP standards. Once certified, we expect to eliminate this step and ship directly to countries within the European Union (“EU”), reducing overall costs and shipping times.

To facilitate our growth strategy, on November 22, 2023, we entered into an agreement with LTB Management, LLC (“LTB”) in support of building and developing a sales network in the EU and obtaining access to LTB’s e-commerce technology related to online sales of cannabis in the EU. Under this agreement, we obtained 100 Class B units of LTB in exchange for 27,224,962 share purchase warrants, each entitling the holders to purchase one share of our common shares at $0.02 per share until November 22, 2028; $3,000,000 in promissory notes payable to the LTB; and 100,000 Class C preferred shares of our company. Contingent consideration included a quarterly true up of LTB’s preferred share proportional ownership to 33% of the outstanding shares of our common shares, and an earn out whereby LTB can earn up to an additional 12% pro-rata preferred share proportional ownership (which, if earned, will result in the true up increasing by the pro-rata preferred share proportional ownership earned) based on our reaching a threshold of $2,500,000 in annual revenue at any time within 24 months of the agreement date. As at June 30, 2026, we have an obligation to issue an additional 363,385 Class C preferred shares to LTB under the true up, valued at $1,090,155.

OUR PRODUCTS

Cannabis Products

We produce and sell dried cannabis flower, which we package for sale as dried flower, trim, and shake. We market dried flower primarily for medicinal use. Dried flower remains a core product category across global cannabis markets, and we therefore maintain a strong focus on consistent, high-quality cultivation.

Going Concern

Substantial doubt exists as to our ability to continue as a going concern based on the fact that we do not have adequate working capital to finance our day-to-day operations. For the three and six months ended June 30, 2026, we reported $276,218 and $903,680, respectively (2025 - $231,608 and $566,927, respectively) in revenue. As at June 30, 2026, we had cash of $555, a working capital deficiency of $31,236,572 and an accumulated deficit of $114,606,653. Additionally, for the six months ended June 30, 2026, we used $371,025 (2025 -$1,047,844) of cash in operating activities.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty by seeking additional capital in the near term, primarily through equity issuances or other financing instruments. Given the Company's status as a penny stock issuer on the OTC Markets, its constrained liquidity and solvency position, and the limited availability of third-party financing, management expects that a significant portion of any additional funding will likely need to come from related parties. There can be no assurance that the Company will complete additional financings or collaboration transactions, or that any financing will be available on commercially reasonable terms or in amounts sufficient to meet its obligations and support its business plan. If the Company does not obtain additional financing on a timely basis, it may be required to scale back or cease operations. Any issuance of additional equity securities could materially dilute existing shareholders. In addition, pending litigation and other legal proceedings could adversely affect the Company’s liquidity, results of operations, and ability to continue as a going concern if resolved unfavorably.

On March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd. (“Alberta Ltd.”), which conducts the Company’s principal business activities, including the cultivation, processing, and distribution of cannabis, entered into a security and royalty agreement with Koze Investments LLC (“Koze”), a California limited liability company engaged in financing and investment activities. Koze has been considered a related party since March 11, 2025, the date on which its manager, Elliot Zemel, was appointed as a director of the Company. Under the agreement, the Company is required to pay a royalty on cannabis product sales from the prior month, with the applicable rate increasing if royalty payments are not made on time. The agreement provides that a default occurs if Alberta Ltd. fails to make royalty or lease payments for three consecutive months or for any four months within a rolling six-month period. As collateral, the Company granted Koze a security interest in its entire ownership interest in Alberta Ltd., which will remain in place until all obligations are fully satisfied. As at June 30, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over that ownership interest until August 31, 2026. The Company also incurred royalty expense under the agreement and recorded a related liability in royalty payable as at June 30, 2026.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

Revenue

During the three months ended June 30, 2026 and 2025, the Company reported revenue of $276,218 and $231,608, respectively. The increase primarily reflects higher sales to Cantek in the current period, as discussed under “Related party transactions.”

Cost of Goods Sold

During the three months ended June 30, 2026 and 2025, the Company reported cost of goods sold of $414,664 and $852,818, respectively. The decrease was primarily due to lower inventory impairment charges in the current period, which more than offset the effect of higher sales volumes. Included in cost of goods sold for the three months ended June 30, 2026 and 2025 are losses on the impairment of inventory of $218,752 and $566,270, respectively, primarily based on factors including expected yield of work-in-progress inventory and corresponding market prices.

Gross Loss

During the three months ended June 30, 2026 and 2025, the Company reported a gross loss of $138,446 and $621,210, respectively. The decrease in gross loss primarily reflects the increase in revenue and the decrease in cost of goods sold, including lower inventory impairment charges, in the current period.

Operating Expenses

A summary of the Company’s operating expenses is as follows:

	Three months ended June 30,
	2026	2025
General and administrative	$82,739	$75,952
Professional fees	93,771	88,219
Royalty expense	63,875	55,599
	$240,385	$219,770

During the three months ended June 30, 2026 and 2025, the Company’s operating expenses consisted primarily of general and administrative expenses, professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company, and royalty expense. Overall operating expenses for the three months ended June 30, 2026 were $240,385 compared to operating expenses of $219,770 in the prior year comparable period, an increase of $20,615. The increase is primarily attributable to the following:

•	A $8,276 increase in royalty expense, reflecting higher royalty expense in the current period than in the prior-year comparable period under the Koze agreement entered into on March 17, 2025.

•	A $5,552 increase in professional fees, primarily reflecting higher accounting fees in the current period.

Other income (expenses)

A summary of the Company’s other income and expenses is as follows:

	Three months ended June 30,
	2026	2025
Change in the fair value of derivative conversion feature	$(1,599,738)	$(46,438)
Change in the fair value of obligation to issue shares	758,999	46,033
Foreign exchange gain (loss)	(47,001)	85,442
Interest expense	(349,008)	(657,515)
Imputed interest expense	(293,463)	–
	$(1,530,211)	$(572,478)

Other expenses increased to $1,530,211 for the three months ended June 30, 2026, from $572,478 in the comparable 2025 period, primarily due to the following:

•	Change in the fair value of derivative conversion feature arising from variably priced convertible notes was a loss of $1,599,738 compared to $46,438 in the prior year comparable period. The primary drivers of these fair value changes were fluctuations in the share price of the Company’s peers as the Company’s common shares trade infrequently on the OTC Markets, the remaining term to expiration of the convertible notes and the conversion feature's exercise price.

•	A $293,463 increase in imputed interest expense due to debt modification of certain loans to related parties, which resulted in a remeasurement of the liabilities and recognition of additional imputed interest expense.

The increase in other expense was partially offset by the following:

•	Change in the fair value of obligation to issue shares was a gain of $758,999 compared to a gain of $46,033 in the 2025 comparable period resulting from remeasurement of the obligation to issue shares. Key factors influencing the measurement of the obligation to issue shares include fluctuations in the Company's common shares price and the number of common shares outstanding.

•	A $308,507 decrease in interest expense is primarily attributable to a reduction in the interest rate for certain loans to related parties, pursuant to a debt modification agreement entered into by the Company with those related parties.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2026, the Company recorded a net loss of $1,909,042 or $0.00 per share compared to a net loss of $1,413,458 or $0.00 per share in the 2025 comparable quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Revenue

During the six months ended June 30, 2026 and 2025, the Company reported revenue of $903,680 and $566,927 respectively. The increase primarily reflects higher sales in the current period. As discussed under “Related party transactions,” related-party revenue from Cantek was $903,680 in 2026 compared with $231,608 in the prior-year comparable period.

Cost of Goods Sold

During the six months ended June 30, 2026 and 2025, the Company reported cost of goods sold of $1,451,579 and $1,690,744 respectively. The decrease was primarily due to lower inventory impairment charges in the current period, which more than offset the effect of higher sales volumes. Included in cost of goods sold for the six months ended June 30, 2026 and 2025 are losses on the impairment of inventory of $712,474 and $1,046,203, respectively, primarily based on factors including expected yield of work-in-progress inventory and corresponding market prices.

Gross Loss

During the six months ended June 30, 2026 and 2025, the Company reported a gross loss of $547,899 and $1,123,817, respectively. The decrease in gross loss primarily reflects the increase in revenue and the decrease in cost of goods sold, including lower inventory impairment charges, in the current period.

Operating Expenses

A summary of the Company’s operating expenses is as follows:

	Six months ended June 30,
	2026	2025
General and administrative	$118,553	$114,593
Professional fees	199,627	224,556
Royalty expense	195,095	55,599
	$513,275	$394,748

During the six months ended June 30, 2026 and 2025, the Company’s operating expenses consisted primarily of general and administrative expenses, professional fees associated with the costs for services or employees in finance, accounting, sales, administrative activities and the compliance of a public company, and royalty expense. Overall operating expenses for the six months ended June 30, 2026 were $513,275 compared to operating expenses of $394,748 in the prior year comparable period, an increase of $118,527. The increase is primarily attributable to the following:

•	A $139,496 increase in royalty expense, reflecting higher royalty expense in the current period than in the prior-year comparable period under the Koze agreement entered into on March 17, 2025.

The increase was partially offset by the following decrease in operating expenses:

•	A $24,929 decrease in professional fees, primarily reflecting lower accounting fees in the current period.

Other income (expenses)

A summary of the Company’s other income and expenses is as follows:

	Six months ended June 30,
	2026	2025
Change in the fair value of derivative conversion feature	$(798,700)	$595,273
Change in the fair value of obligation to issue shares	1,076,526	1,926,944
Foreign exchange gain (loss)	(78,085)	95,327
Interest expense	(824,625)	(1,273,031)
Imputed interest expense	(605,005)	–
Other expense	–	(1,930,000)
	$(1,229,889)	$(585,487)

Other expenses totaled $1,229,889 for the six months ended June 30, 2026 compared with $585,487 in the comparable 2025 period, primarily due to the following:

•	Change in the fair value of derivative conversion feature arising from variably priced convertible notes was a loss of $798,700 compared to a gain of $595,273 in the prior year comparable period. The primary drivers of these fair value changes were fluctuations in the common shares of the Company’s peers as the Company’s common shares trade infrequently on the OTC Markets, the remaining term to expiration of the convertible notes and the conversion feature's exercise price.

•	A $605,005 increase in imputed interest expense due to debt modification of certain loans to related parties, which resulted in a remeasurement of the liabilities and recognition of additional imputed interest expense.

•	Change in the fair value of obligation to issue shares was a gain of $1,076,526 compared to a gain of $1,926,944 in the 2025 comparable period resulting from remeasurement of the obligation to issue shares. Key factors influencing the measurement of the obligation to issue shares include fluctuations in the Company's common shares price and the number of common shares outstanding.

The increase in other expenses was partially offset by the following:

•	A $448,406 decrease in interest expense is primarily attributable to a reduction in the interest rate for certain loans to related parties, pursuant to a debt modification agreement entered into by the Company with those related parties.

•	A non-cash one-time adjustment of $1,930,000 in the prior year comparable period was made to lease-related rent expense due to a clarification in the interpretation of the lease terms between management and Formosa.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2026, the Company recorded a net loss of $2,291,063 or $0.00 per share compared to a net loss of $2,104,052 or $0.00 per share in the 2025 comparable period.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2026, the Company had $555 in cash, compared with $1,804 as at December 31, 2025, and a working capital deficiency of $31,236,572 compared with $30,278,570 as at December 31, 2025. During the six months ended June 30, 2026, the Company’s funding was primarily attributable to advances made by Koze, a related party, directly to the Company’s suppliers. During the three and six months ended June 30, 2026, Koze made payments of $438,906 and $958,437, respectively, directly to the Company’s suppliers. In addition, Koze received $269,084 and $785,105 respectively directly from customers. These advances and customer collections relate to an ongoing funding arrangement under which Koze funds additional amounts from time to time based on the Company’s operational needs.

Based on current financial projections, the Company does not have sufficient existing cash resources to fund its current operations. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. Management intends to address these liquidity challenges through debt financings and/or raise additional funding through equity financing to support ongoing operating expenses and working capital needs. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company and therefore, the Company is heavily reliant on funding from related parties. If the Company is unable to secure adequate financing or otherwise successfully implement its plans, it may be required to significantly reduce or curtail its operations, or cease operations entirely. Any issuance of equity securities to raise capital could result in substantial dilution to existing shareholders. Certain borrowings are secured by the Company’s assets, including equipment and receivables. In the event of default, lenders may have the right to seize collateralized assets.

The summary of the Company’s cash flows is as follows:

	Six months ended June 30,
	2026	2025
Cash used in operating activities	$(371,025)	$(1,047,844)
Cash used in investing activities	(55,118)	–
Cash provided by financing activities	424,894	1,062,663
	$(1,249)	$14,819

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2026 decreased by $676,819 compared to the prior year comparable period, primarily due to higher cash paid by related parties directly to suppliers in the current period.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2026 was $55,118 compared to $nil in the prior year comparable period, due to purchase of equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2026 was $424,894 compared to $1,062,663 in the prior year comparable period, due to proceeds from related party loans.

Related party transactions

Revenue

During the three and six months ended June 30, 2026, the Company recognized revenue of $276,218 and $903,680, respectively (2025 - $231,608 and $231,608, respectively) from related parties being D.N.S. CANTEK 2019 LTD (“Cantek”), an Israeli limited corporation owned 100% by Koze, and for which Mr. Tal serves as a financial advisor.

A summary of the Company’s average selling prices by market is as follows:

	Average Price per Gram (CAD)*
Market	Premium Batches	Medium Batches
Germany	2.05	1.60
Israel	2.00	1.60-1.80
Canada	2.00	1.10-1.50
Portugal	1.80-2.00	0.80-1.50

* Batches with THC concentrations below 20% are generally sold at lower average prices compared to higher-THC batches.

Lease expense

The Company has a lease with Formosa, which became a related party upon the appointment of its manager, Elliot Zemel, as a director of the Company on March 11, 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease expense (1)	$270,896	$270,940	$544,270	$532,225
Interest expense related to rent in default, associated with unpaid lease payments	169,646	135,040	330,969	289,742
Total	$440,542	$405,980	$875,239	$821,967

(1)	Lease expense is included in cost of goods sold.

Professional fees

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Invictus Accounting Group LLP (“Invictus”) (1)	$27,255	$48,456	$69,988	$126,820
Fabian Vancott (2)	900	13,187	11,925	47,187
Total	$28,155	$61,643	$81,913	$174,007

(1)	Invictus provides part-time CFO, financial reporting, and bookkeeping services to the Company. Mr. Oliver Foeste is the Managing Partner of Invictus.
(2)	Anthony Panek who is a partner in Fabian Vancott, is also a director of the Company.

Royalty expense

On March 17, 2025, the Company and Alberta Ltd., entered into the Royalty Agreement, pursuant to which the Company is required to pay a royalty of CAD $0.20 per gram on cannabis product sales, payable at the beginning of the month for the previous month, as additional consideration related to the lease with Formosa. Immediately upon failure to pay the royalty when due, the royalty rate increases to CAD $0.40 per gram sold for the applicable month. As at June 30, 2026, Alberta Ltd. was in default of its payment obligations, and Koze agreed to forbear from exercising its rights over the ownership interest until August 31, 2026.

During the three and six months ended June 30, 2026, the Company sold 221,055 and 671,055 grams of cannabis products, respectively, (2025 - 192,384 and 192,384 grams respectively) and for the three and six months ended June 30, 2026, the Company incurred a royalty expense of $63,875 and $195,095, respectively (2025 - $55,599 and $55,599, respectively) which is calculated using royalty rate of CAD $0.40 per gram sold since no royalty payments have been made by the Company

Interest expense

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Promissory and convertible notes with Mr. Tal	$9,515	$26,959	$20,668	$54,137
Promissory and convertible notes with Koze	146,952	441,370	307,060	820,955
Promissory note with Formosa	28,595	25,062	56,199	48,661
Rent in default with Formosa	169,646	135,040	330,969	289,742
Total	$354,708	$628,431	$714,896	$1,213,495

Imputed interest expense

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Promissory and convertible notes with Mr. Tal	$15,263	$–	$32,362	$–
Promissory and convertible notes with Koze	231,492	–	479,600	–
Promissory note with Formosa	46,708	–	93,043	–
Total	$293,463	$–	$605,005	$–

Other expense

During the three and six months ended June 30, 2025, the Company made a non-cash one-time adjustment of $1,930,000 to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility, which is recorded as other expense.

Amounts due to related parties

	June 30, 2026	December 31, 2025
Accounts payable and accrued liabilities	$5,752,511	$5,416,889
Accrued interest	1,743,532	1,352,899
Loans payable to related parties	13,410,379	13,116,485
Royalty payable	483,554	305,492
Liability for right-of-use building	5,782,769	6,034,080
Obligation to issue shares	1,090,155	2,166,681
Total	$28,262,900	$28,392,526

Accounts payable and accrued liabilities

A summary of accounts payable and accrued liabilities include balances owing to related parties is as follows:

	June 30, 2026	December 31, 2025

Outstanding lease payments to Formosa	$4,659,570	$4,283,706
Part-time CFO, financial reporting, and bookkeeping services outstanding to Invictus	115,425	146,306
Unpaid directors’ fees for 2021 through 2023 to Mr. Orman	319,279	319,279
Unpaid salary and expense reimbursement amounts to Dominic Colvin, a director of the Company (1)	532,377	551,953
Unpaid legal fees to Fabian Vancott	125,860	115,645
Total	$5,752,511	$5,416,889

(1)	For amounts related to Mr. Colvin’s employment with the Company as its CEO during the years 2019 through 2022. Mr. Colvin has disputed this amount and is asserting a claim for $1,679,060. As at June 30, 2026, the Company is in the process of reviewing the claim and remains in ongoing discussions with Mr. Colvin. No resolution has been reached with respect to this matter.

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

Mr. Tal and Koze are related parties of the Company by virtue of their equity rights. During 2026 the maturity date of all outstanding promissory and convertible notes held by them was extended to December 31, 2026 (the "2026 Debt Amendment"). The stated annual interest rate of 6% and the 15% market rate used to impute interest were unchanged by the 2026 Debt Amendment. Because the notes bear interest below the market rate and are held by shareholders of the Company, the discount arising on initial imputation was recognized as a capital contribution to additional paid-in capital, rather than in the condensed interim consolidated statements of operations and comprehensive loss.

A summary of the outstanding principal on the loans payable to related parties is as follows:

	June 30, 2026	December 31, 2025
PLC International Investments Inc. (“PLC”) (a)	$12,975	$13,430
Koze Lucky Tackle Box Management, LLC (“LTB”) (b)	3,063,682	3,093,478
Koze A (c)	1,639,002	1,400,243
Koze B (d)	5,577,005	5,529,686
Koze C (e)	336,807	343,701
Koze convertible note (“Koze CN”) (f)	128,664	131,298
Mr. Tal LTB (g)	410,626	447,647
Mr. Tal convertible note (“Mr. Tal CN”) (h)	298,144	306,571
Formosa (i)	1,943,474	1,850,431
Total	$13,410,379	$13,116,485

a)	PLC

Interest-free loan from PLC, a company owned by Dominic Colvin, a director of the Company.

b)	Koze LTB

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

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $2,550,000 and $555,406, respectively, were extinguished. A new note (“Koze LTB”) of $2,978,661 bearing 6% interest, compounding annually, was recognized resulting in a gain of $126,745 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $244,792 was recognized as a capital contribution to additional paid-in capital.

c)	Koze A

On May 25, 2023, the Company entered into a promissory note with Koze, bearing annual interest at 24% compounded monthly, to fund certain documented expenses.

As a result of the 2025 Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $849,278 and $443,339, respectively, were extinguished. A new note (“Koze A”) of $1,134,669 bearing 6% interest, compounding annually, was recognized resulting in a gain of $157,949 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $124,239 was recognized as a capital contribution to additional paid-in capital.

During the three and six months ended June 30, 2026, the Company had $102,168 and $263,981 in net additions to the promissory note.

d)	Koze B

On May 25, 2023, the Company entered into another promissory note with Koze, bearing annual interest at 24% compounded monthly, to fund the Company for certain documented expenses.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $4,040,474 and $1,366,780, respectively, were extinguished. A new note (“Koze B”) of $4,767,106 bearing 6% interest, compounding annually, was recognized resulting in a gain of $640,148 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $473,849 was recognized as a capital contribution to additional paid-in capital.

During the three and six months ended June 30, 2026, the Company had $611,266 and $1,130,797 in additions on the promissory note. During the three and six months ended June 30, 2026, the Company had $269,084 and $785,105 in repayments on the promissory note.

e)	Koze C

On February 8, 2024, the Company entered into another promissory note with Koze, bearing annual interest at 24% compounded monthly.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $275,000 and $97,403, respectively, were extinguished. A new note (“Koze C”) of $330,551 bearing 6% interest, compounding annually, was recognized resulting in a gain of $41,852 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $30,562 was recognized as a capital contribution to additional paid-in capital.

f)	Koze CN

The Company has a convertible note with Koze, bearing annual interest at 24%. As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $68,555 and $75,714, respectively, were extinguished. A new note, Koze CN, of $126,275 bearing 6% interest, compounding annually, was recognized resulting in a gain of $17,995 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $11,675 was recognized as a capital contribution to additional paid-in capital.

g)	Mr. Tal LTB

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

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $438,296 and $89,768, respectively, were extinguished. A new note (“Mr. Tal LTB”) of $507,422 bearing 6% interest, compounding annually, was recognized resulting in a gain of $20,641 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $39,888 was recognized as a capital contribution to additional paid-in capital.

During the three and six months ended June 30, 2026, the Company made repayments of $nil and $30,000 on the promissory note and accrued interest.

h)	Mr. Tal CN

The Company had a convertible note with Mr. Tal, bearing annual interest at 24%.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $212,555 and $121,427, respectively, were extinguished. A new note, Mr. Tal CN, of $294,850 bearing 6% interest, compounding annually, was recognized resulting in a gain of $39,132 from extinguishment, recorded directly to additional paid-in capital.

As a result of the 2026 Debt Amendment, a discounting effect of $29,435 was recognized as a capital contribution to additional paid-in capital.

i)	Formosa

On January 1, 2025, the Company entered into a promissory note with Formosa in the amount of $1,930,000, bearing interest at 5% per annum, with respect to a one-time adjustment made to lease-related rent expense due to a clarification in the interpretation of the lease terms for the Facility.

As a result of the Debt Modification, principal and accrued interest outstanding related to the note as at August 7, 2025 of $1,930,000 and $58,098, respectively, were extinguished. A new note of $1,775,707 bearing 6% interest, compounding annually, was recognized resulting in a gain of $212,391 from extinguishment, recorded directly to additional paid-in capital.

A summary of the accrued interest of the Company’s loans payable to related parties is as follows:

	June 30, 2026	December 31, 2025
Koze LTB	$88,728	$76,062
Koze A	43,394	31,070
Koze B	156,538	132,215
Koze C	9,754	8,394
Koze CN	3,726	3,207
Mr. Tal LTB	9,895	11,887
Mr. Tal CN	8,640	7,488
Promissory note with Formosa	101,607	45,396
	$422,282	$315,719

A summary of the interest expense related to the Company’s loans payable to related parties is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Koze LTB	$42,621	$82,648	$88,728	$164,388
Koze A	21,368	50,040	43,394	91,155
Koze B	76,664	288,066	161,458	524,408
Koze C	4,558	16,503	9,754	32,777
Koze CN	1,741	4,113	3,726	8,227
Mr. Tal LTB	5,515	14,206	12,033	28,630
Mr. Tal CN	4,000	12,753	8,635	25,507
Formosa	28,595	25,062	56,199	48,661
Total	$185,062	$493,391	$383,927	$923,753

A summary of the imputed interest expense related to the Company’s loans payable to related parties is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Koze LTB	$69,332	$–	$138,933	$–
Koze A	33,459	–	67,948	–
Koze B	118,841	–	251,610	–
Koze C	7,134	–	15,274	–
Koze CN	2,726	–	5,835	–
Mr. Tal LTB	8,998	–	18,842	–
Mr. Tal CN	6,265	–	13,520	–
Formosa	46,708	–	93,043	–
Total	$293,463	$–	$605,005	$–

Royalty payable

Pursuant to the Royalty Agreement, as at June 30, 2026, the royalty amount payable to Koze was $483,554 (CAD $687,130) (December 31, 2025 - $305,492 (CAD $418,707)).

Obligation to issue shares

As at June 30, 2026, the Company has an obligation to issue an additional 181,692 Class C preferred shares to each of Mr. Tal and Koze (December 31, 2025 - 166,668 each) as part of the LTB transaction, valued at $545,078 for each party (December 31, 2025 - $1,083,341 each).

Liability for right-of-use building

On March 11, 2025, Formosa became a related party upon the appointment of its manager as a director of the Company.

As at June 30, 2026, the liability for right-of-use building was $5,782,769 (December 31, 2025 - $6,034,080).

Under the terms of the agreement, a default occurs if Alberta Ltd. fails to make such payments or lease payments for three consecutive months or for any four months within any rolling six-month period. As collateral for the obligations under the agreement, the Company granted Koze a security interest in all of its ownership interest in Alberta Ltd. The security interest will remain in place until all obligations are fully satisfied. As at June 30, 2026, Alberta Ltd. has failed to make the payments under the agreement and Koze agreed to forbear from exercising his right of ownership interest in Alberta Ltd. until August 31, 2026 (Note 2). During the three and six months ended June 30, 2026, the Company recognized interest expense related to rent in default of $169,646 and $330,969, respectively, associated with unpaid lease payments (2025 - $135,040 and $289,742, respectively). As at June 30, 2026, accrued interest related to rent in default was $1,321,250 (December 31, 2025 - $1,037,180).

Deferred revenue

As at June 30, 2026, the Company had deferred revenue of $36,242 (December 31, 2025 - $260,561) related to transactions with related parties. The deferred revenue balance represents consideration received in advance for products to be delivered.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as at June 30, 2026, solely due to the material weakness in internal control over financial reporting described below.

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

Changes in internal control over financial reporting

During the quarter ended June 30, 2026, management continued its efforts to improve the Company's internal control over financial reporting and to remediate the material weakness described below. Remediation activities undertaken during the quarter included enhanced review procedures over significant and unusual transactions, continued involvement of external accounting professionals in the preparation and review of the Company's financial reporting, and continued efforts to improve the maintenance and retention of supporting documentation for significant transactions and account balances.

These remediation efforts are ongoing and have not yet operated for a sufficient period to allow management to conclude that the material weakness has been remediated. Other than the remediation activities described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as at June 30, 2026. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management has concluded that as at June 30, 2026, our disclosure controls and procedures and internal control over financial reporting were not effective and that a material weakness existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the material weakness identified, management has concluded that its internal control over financial reporting was not effective as at June 30, 2026. We are in the process of developing and implementing remediation plans to address the material weakness described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Steven Barber

As part of the Company’s acquisition of AMS in 2018, the Company is working with legal counsel to determine whether it has claims against Steven Barber arising from his alleged default under the consulting agreement entered into in connection with the acquisition (the “Consulting Agreement”). In January 2020, the Company received correspondence from counsel for Mr. Barber demanding payment of amounts purportedly due under the Consulting Agreement. The Company has reviewed whether Mr. Barber performed under the terms of the Consulting Agreement and has identified concerns.

No decision on whether to proceed on either of these situations has been reached as at the date of this Report, but the Company does not believe that these situations present a probability of material risk. As at June 30, 2026, the Company has an outstanding payable of $549,780 included in accounts payable and accrued liabilities (December 31, 2025 - $549,780).

Deloitte LLP

On July 18, 2024, Deloitte filed a civil claim in the Alberta Court of Justice alleging a breach of contract. Deloitte was engaged by the Company to assist with fiscal year 2022 finance backfill and diagnostic services and, in accordance with a signed engagement letter dated August 29, 2022, performed those professional services. Deloitte pleads that it discharged its responsibilities and delivered its invoices to the Company. The Company acknowledged the satisfactory completion of the services and the amounts billed, but made no further payment as agreed other than an installment payment on April 18, 2024. Deloitte is seeking recovery of the amount owed. As at June 30, 2026, the amount payable for services from Deloitte included in accounts payable and accrued liabilities was $33,305 (December 31, 2025 - $34,530).

Former Executives

The plaintiffs have filed a lawsuit against the Company alleging wrongful termination, related misconduct, and unpaid compensation. The plaintiffs seek $3 million in compensatory damages and an additional $3 million in punitive damages. During the six months ended June 30, 2026, the Company participated in a deposition related to the lawsuit, which did not result in any material change in the status of the case. As at June 30, 2026, the Company maintains an accrual of approximately $916,000 for unpaid salaries owed to the plaintiffs for services rendered from April 2019 through June 2023. No additional loss contingency has been recorded because the lawsuit remains in its early stages and the ultimate outcome is uncertain. The Company actively monitors this matter and will update its assessment as additional information becomes available.

Astor Street LLC

The Company issued two promissory notes to Astor Street LLC in January 2021 and granted Astor Street LLC a security interest in all of the Company’s present and after-acquired assets. Astor Street LLC commenced a claim to recover amounts owing of CAD $312,303 in April 2022 and obtained a default judgment of CAD $314,273 in March 2023. On September 30, 2025, Astor Street LLC took steps to seize assets belonging to the Company. The Company is assessing the validity of the claim and default judgment and whether a negotiated resolution is necessary. As at June 30, 2026, amounts payable on the promissory notes to Astor Street LLC included in notes payable were $211,119 (CAD $300,000) (December 31, 2025 - $218,882 (CAD $300,000)).

We are not a party to any other legal proceeding or aware of any other threatened action as at the date of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2026, pursuant to an investor relations agreement with another company, the Company agreed to issue 16,000,000 common shares in exchange for services provided.

On June 18, 2026, the Company issued the 30,188,500 common shares pursuant to the settlement agreement. The shares had a fair value of $75,471, based on the closing market price of $0.0025 per share on the settlement date. The shares were issued in full satisfaction of the debt obligation, which had a carrying value of $132,516, including accrued interest, immediately prior to settlement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As at June 30, 2026, certain of the Company's notes payable and convertible notes were past their contractual maturity dates and remained unpaid. The Company has not made all required principal and interest payments with respect to certain debt obligations and, accordingly, certain debt instruments are in default. The Company is actively engaged with creditors regarding extensions, settlements, forbearance arrangements and other alternatives to address these obligations. The Company can provide no assurance that additional waivers, extensions, amendments, refinancing arrangements or settlements will be obtained on acceptable terms, or at all.

In addition, on March 17, 2025, the Company and its subsidiary, 2323414 Alberta Ltd., entered into a Security and Royalty Agreement with Koze Investments LLC. Under the agreement, an event of default occurs if royalty or lease payments are not made for specified periods. As at June 30, 2026, 2323414 Alberta Ltd. was in default of its payment obligations under the agreement. Koze Investments LLC agreed to forbear from exercising its rights under the agreement until August 31, 2026.

The Company's borrowings are discussed further in Notes 2, 4, 5 and 6 to the condensed interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three and six months ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2026.

CannaPharmaRx, Inc.

By:	/s/ Constantine Nkafu
Constantine Nkafu,
Chief Executive Officer

By:	/s/ Oliver Foeste
Oliver Foeste,
Chief Financial Officer

